Form 10-Q
period 1996-03-31
SANTA CRUZ OPERATION INC
filed 1996-05-15
CIK 851560

===============================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                ----------------

                                    FORM 10-Q


              /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996


              / /TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM _____________ TO _______________


                         COMMISSION FILE NUMBER 0-21484

                         THE SANTA CRUZ OPERATION, INC.

             (EXACT NAME OF REGISTRANT AS SPECIFIED IN THIS CHARTER)


          CALIFORNIA                                            94-2549086
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)


                400 ENCINAL STREET, SANTA CRUZ, CALIFORNIA 95060
               (Address of principal executive office) (Zip Code)


        Registrant's telephone number, including area code (408) 425-7222



Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes /X/  No / /


    The number of shares outstanding of the registrant's common stock as of
                         March 31, 1996 was 37,128,912.

                          Part I. Financial Information
                          Item 1. Financial Statements


THE SANTA CRUZ OPERATION, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except earnings per share)
- - ------------------------------------------------------------------------------------------------------------------------------
                                                                    THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                                          MARCH 31,                        MARCH 31,
                                                                  1996              1995           1996                1995
         ---------------------------------------------------------------------------------------------------------------------
         NET REVENUES:
            Licenses                                             $46,291          $47,115         $89,466             $89,743
            Services                                               4,444            6,159           9,183              11,513
         ---------------------------------------------------------------------------------------------------------------------
                NET REVENUES                                      50,735           53,274          98,649             101,256
         ---------------------------------------------------------------------------------------------------------------------
         COST OF REVENUES:
            Licenses                                               7,770            8,106          15,477              16,070
            Services                                               4,374            5,137           8,945               9,966
         ---------------------------------------------------------------------------------------------------------------------
                Total cost of revenues                            12,144           13,243          24,422              26,036
         ---------------------------------------------------------------------------------------------------------------------
                GROSS MARGIN                                      38,591           40,031          74,227              75,220
         ---------------------------------------------------------------------------------------------------------------------
         OPERATING EXPENSES:
            Research and development                               9,376            8,300          17,321              15,751
            Sales and marketing                                   19,676           20,665          39,398              39,498
            General and administrative                             6,044            5,168          10,974               9,535
            Non-recurring charges                                     --               --          38,363              14,095
         ---------------------------------------------------------------------------------------------------------------------
                Total operating expenses                          35,096           34,133         106,056              78,879
         ---------------------------------------------------------------------------------------------------------------------
                OPERATING EARNINGS (LOSSES)                        3,495            5,898         (31,829)             (3,659)
         OTHER INCOME (EXPENSE):
            Interest income (expense), net                           480              604           1,109               1,503
            Other income (expense)                                   (94)            (143)           (288)                (74)
         ---------------------------------------------------------------------------------------------------------------------
                Profit (loss) before income taxes                  3,881            6,359         (31,008)             (2,230)
         ---------------------------------------------------------------------------------------------------------------------
            Income taxes                                             970            1,764          (1,216)               2,503
         ---------------------------------------------------------------------------------------------------------------------
                NET PROFIT (LOSS)                                $ 2,911          $ 4,595        $(29,792)           $ (4,733)
         ---------------------------------------------------------------------------------------------------------------------
                NET PROFIT (LOSS) PER SHARE                      $  0.08          $  0.14        $  (0.85)           $  (0.15)
         ---------------------------------------------------------------------------------------------------------------------
                COMMON AND COMMON EQUIVALENTS USED IN
                     COMPUTING NET PROFIT (LOSS) PER              38,164           33,744          35,077              30,904
                     SHARE
         ---------------------------------------------------------------------------------------------------------------------

          See accompanying notes to consolidated financial statements.

THE SANTA CRUZ OPERATION, INC.

CONSOLIDATED BALANCE SHEETS                                                          MARCH 31,      SEPTEMBER 30,
(In thousands, except for share data)                                                  1996             1995
- - ------------------------------------------------------------------------------------------------------------------
         ASSETS
         Current assets:
            Cash and cash equivalents                                                $ 29,666         $ 32,074
            Short-term investments                                                     19,652           14,816
            Receivables, net                                                           40,010           45,009
            Deferred tax asset                                                          3,896            3,896
            Other current assets                                                       17,533            8,544
         ---------------------------------------------------------------------------------------------------------

               Total current assets                                                   110,757          104,339
         ---------------------------------------------------------------------------------------------------------

         Property and equipment, net                                                   15,508           14,991
         Other assets                                                                  33,971           12,540
         ---------------------------------------------------------------------------------------------------------

                   TOTAL ASSETS                                                      $160,236         $131,870
         ---------------------------------------------------------------------------------------------------------

         LIABILITIES AND SHAREHOLDERS' EQUITY
         Current liabilities:
            Royalties payable                                                        $  5,971         $  6,852
            Trade accounts payable                                                      9,885           10,207
            Income taxes payable                                                        3,334               31
            Accrued expenses and other current liabilities                             28,615           18,991
            Customer deposits and deferred revenues                                     8,985            6,086
         ---------------------------------------------------------------------------------------------------------

               Total current liabilities                                               56,790           42,167
         ---------------------------------------------------------------------------------------------------------

         Other long-term liabilities                                                    8,463            7,521
         ---------------------------------------------------------------------------------------------------------

         SHAREHOLDERS' EQUITY
            Common stock, net, authorized 100,000,000 shares
               Issued and outstanding 37,128,912 and 30,844,003 shares                126,328           83,146
            Cumulative translation adjustment                                            (673)             (84)
            Accumulated deficit                                                       (30,672)            (880)
         ---------------------------------------------------------------------------------------------------------

               Total shareholders' equity                                              94,983           82,182
         ---------------------------------------------------------------------------------------------------------

                   TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                        $160,236         $131,870
         ---------------------------------------------------------------------------------------------------------

          See accompanying notes to consolidated financial statements.

THE SANTA CRUZ OPERATION, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
- - -----------------------------------------------------------------------------------------------------------------------------
                                                                                                      Six Months Ended
                                                                                                          March 31,
                                                                                                   1996               1995
- - -----------------------------------------------------------------------------------------------------------------------------
       CASH FLOWS FROM OPERATING ACTIVITIES:
       Net loss                                                                                  $(29,792)          $ (4,733)
       Adjustments to reconcile net loss to net cash
            provided by operating activities -
             Depreciation and amortization                                                          6,880              4,877
             Fixed assets received in lieu of payment                                                  --              (460)
             Non-recurring charges                                                                 38,363             11,177
       Changes in assets and liabilities -
             Receivables                                                                            4,999             (5,598)
             Deferred tax assets                                                                   (3,055)                --
             Other current assets                                                                  (6,563)            (2,111)
             Royalties payable                                                                       (881)            (1,196)
             Trade accounts payable                                                                  (322)             2,267
             Income taxes payable                                                                     388             (1,697)
             Accrued expense and other current liabilities                                          2,515                740
             Customer deposits and deferred revenue                                                   474                949
             Other accrued expense and other liabilities                                            3,289              1,193
             Stock option income tax benefit                                                          175                 --
       ----------------------------------------------------------------------------------------------------------------------
                 Net cash provided by operating activities                                         16,470              5,408
       ----------------------------------------------------------------------------------------------------------------------
       CASH FLOWS FROM INVESTING ACTIVITIES:
             Purchases of property and equipment                                                   (3,251)            (5,678)
             Proceeds from (purchases of) maturing short term investments                          (4,836)             7,854
             Purchase of Visionware                                                                    --            (13,675)
             Changes in other assets                                                               (8,919)            (3,333)
       ----------------------------------------------------------------------------------------------------------------------
                 Net cash used for investing activities                                           (17,006)           (14,832)
       ----------------------------------------------------------------------------------------------------------------------
       CASH FLOWS FROM FINANCING ACTIVITIES:
             Payments on capital lease obligations, term loan and bank line of credit                (515)              (811)
             Net proceeds from sale of common stock                                                 1,328              2,050
             Payments on stock repurchases                                                         (2,094)            (2,889)
             Payments on notes receivable from sale of common stock                                    (2)                 --
       ----------------------------------------------------------------------------------------------------------------------
                 Net cash used for financing activities                                            (1,283)            (1,650)
       ----------------------------------------------------------------------------------------------------------------------
       Effects of exchange rate changes on cash and cash equivalents                                 (589)               503
       ----------------------------------------------------------------------------------------------------------------------
       Change in cash and cash equivalents                                                         (2,408)           (10,571)
       Cash and cash equivalents at beginning of period                                            32,074             27,703
       ----------------------------------------------------------------------------------------------------------------------
       Cash and cash equivalents at end of period                                                $ 29,666           $ 17,132
       ----------------------------------------------------------------------------------------------------------------------
       SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
             Income tax payments                                                                 $  1,593           $  2,853
             Interest payments                                                                   $    153           $    144
       ----------------------------------------------------------------------------------------------------------------------

       Supplemental disclosure-In December 1995, the Company issued $43,773,000 of newly issued non-registered common stocks for the acquisition of certain assets related to the UnixWare business including the core intellectual property from Novell, Inc.

          See accompanying notes to consolidated financial statements.

THE SANTA CRUZ OPERATION,INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   BASIS OF PRESENTATION

     In the opinion of management, the accompanying statements of operations, balance sheets and statements of cash flows include all material adjustments necessary for their fair presentation. The interim results presented are not necessarily indicative of results to be expected for a full year. Certain reclassifications have been made for consistent presentation.

2.   ACQUISITION

     In December 1995, the Company acquired certain assets related to the UnixWare business including the core intellectual property from Novell. The consideration consisted of 6,127,500 of newly issued non-registered common stock. Additionally, cash payments to Novell with a present value of $84 million will be paid periodically by SCO to Novell provided certain unit volumes of UNIX distribution is achieved. Such payments terminate at the end of calendar year 2002. The acquisition has been accounted for using the purchase method of accounting and, therefore, accompanying financial statements include the UnixWare business since the date of the acquisition. The Company incurred non-recurring charges including $35,959,000 of purchased research and development for UnixWare product which have not yet reached technological feasibility and other charges including severance and acquisition related costs.

     In December 1994, the Company acquired Visionware Limited (Visionware) for consideration of $14,750,000. The consideration consisted of $13,675,000 in cash and $1,075,000 (114,342 shares) of newly issued common stock. The acquisition has been accounted for using the purchase method of accounting and, therefore, accompanying financial statements include the accounts of Visionware since the date of acquisition. The Company incurred a write-off of $11,177,000 of purchased research and development for Visionware products, which have not yet reached technological feasibility, has been expensed as non-recurring charges in the Company's consolidated statements of operations. Other non-recurring charges include redundant facilities, severance and various other acquisition related charges.

3.   NET PROFIT (LOSS) PER SHARE

     Net profit (loss) per share is computed based on weighted average number of common shares outstanding.

RESULTS OF OPERATIONS

NET REVENUES

Net revenues for the three months ended March 31, 1996 were $50,735,000 as compared to $53,274,000 for the same period in fiscal 1995. For the six months ended March 31, 1996, net revenues decreased 3% to $98,649,000 as compared to $101,256,000 for the six month period ended March 31, 1995. Net revenues derived from UnixWare packaged product shipments and SVRX source license revenue relating to the acquisition of the UNIX business Novell, Inc. (Novell) are included in the three and six month periods ending March 31, 1996. No one customer accounted for more than 10% of total net revenues in both the second quarter and the six months ended March 31, 1996 and 1995.

License revenues decreased to $46,291,000 for the three months ended March 31, 1996 from $47,115,000 for the same period during fiscal 1995, representing a 2% decrease. For the six months ended March 31, 1996, license revenues were $89,466,000 as compared to $89,743,000, or relatively flat. License revenue decrease in the second quarter of fiscal 1996 as compared to fiscal 1995 was primarily due to decreased unit volume of the Company's core Unix, OpenServer 5, and Client Integration product offerings. These decreases were partially offset by increased unit volume of UnixWare packaged product shipments, SVRX source license, and layered product offerings.

Service revenues, consisting of support, consulting, engineering services, custom development and training decreased to $4,444,000, or 9% of net revenues for the second quarter of fiscal 1996 from $6,159,000, or 12% of net revenues for the same period of fiscal 1995. For the six months ended March 31, 1996, the service revenues decreased 20% to $9,183,000 from $11,513,000 for the same period of fiscal 1995. The decreases in service revenues in fiscal 1996 are mainly due to decreases in support, customer development, and training revenue streams. The service revenues represented 9% and 11% for fiscal year to date 1996 and 1995, respectively.

International revenues continue to represent a significant portion of total net revenues. In the second quarter of fiscal 1996, international revenues accounted for approximately 51% compared to approximately 56% of total net revenues recorded for the same period in fiscal 1995. For the six months ended March 31, 1996, the international revenues accounted for approximately 51% compared to approximately 52% for the same period in fiscal 1995.

A substantial portion of the Company's international revenues are denominated in the U.K. pound sterling and operating results can vary with changes in the U.S. dollar exchange rate for such currency. The Company's revenues can also be affected by general economic conditions in the United States, Europe and other international markets.

COSTS AND EXPENSES

The overall cost of revenues can be affected by mix changes in net revenue contribution between licenses and services, product families, geographic regions and channels of distribution, as the costs associated with these revenues may have substantially different cost characteristics. The Company can also experience a change in margin as net revenues increase or decrease since technology costs, service costs and production costs are fixed within certain volume ranges. The Company's results of operations could be adversely affected if it lowered its prices significantly. In the event the Company reduced product prices, the Company's standard terms for selected distributors provide credit for inventory ordered in the previous 60 days, such credits to be applied against future purchases. Distributors may not return products for a refund.

Cost of revenues as a percentage of net revenues decreased to 24% for the second quarter of fiscal 1996 compared to 25% in the second quarter of fiscal 1995. For the six months ended March 31, 1996, the cost of revenues represented 25% of net revenues compared to 26% for the same period of fiscal 1995. The overall improvement in cost of revenues resulted primarily from a decrease in product costs. Reduced third party royalty payments associated with the purchase of the UNIX business from Novell and the purchase of TCP/IP technology (which occurred in the Company's second fiscal quarter) were primary factors in the year to year decreased license costs. This cost improvement was partially offset by an overall decrease in service margin contribution.

Research and development expenses increased by 13% to $9,376,000 in the second quarter of fiscal 1996 from $8,300,000 in the comparable quarter of fiscal 1995. For the six months ended March 31, 1996, research and development expenses amounted to $17,321,000 or 18% of revenues, representing 10% increase compared to $15,751,000 or 16% of net revenues for the comparable period of fiscal 1995. The absolute spending increase in the second fiscal quarter of 1996 compared to the same quarter of fiscal 1995 was primarily attributable to increased personnel related costs associated with the purchase of the UNIX business from Novell and spending associated with the Company's development and release of client integration product offerings.

Sales and Marketing expenses decreased by 5% to $19,676,000 in the second quarter of fiscal 1996 from $20,665,000 for the comparable quarter of the prior year. For the six months ended March 31, 1996, sales and marketing expenses decreased to $39,398,000 from $39,498,000 for the same period of fiscal 1995. Sales and marketing expenses represented 40% of net revenues for the first six months of fiscal 1996 and 39% in fiscal 1995. The quarter to quarter expense decrease was primarily due to decreased project related corporate marketing spending.

General and administrative expenses increased by 17% to $6,044,000 for the second quarter of fiscal 1996 from $5,168,000 for the same period of the prior year and by 15% to $10,974,000 for the six months ended March 31, 1996 from $9,535,000 for the comparable fiscal 1995 period. General and administrative expenses represented 11% and 9% of net revenues in the first six months of fiscal 1996 and 1995, respectively. The increase in general and administrative expenses was primarily attributable to increased amortization and personnel expenses associated with the Company's acquisition of the UNIX business from Novell as well as increased legal expenses associated with litigation.

Non-recurring charges of $38,363,000 were incurred in the first quarter of fiscal 1996 for costs associated with the Company's acquisition of the UNIX business from Novell. Of the non-recurring charges, $35,958,000 related to purchased research and development for products that had not yet reached technological feasibility. The remaining $2,405,000 primarily related to payroll and severance related charges associated with the acquisition.

Other net income consists of net interest income, foreign exchange gain (loss) and other miscellaneous income (expense) items. For the second quarter of fiscal 1996, other net income was $386,000 compared to $461,000 for the same quarter of fiscal 1995. For the six months ended March 31, 1996, other net income was $821,000 compared to $1,429,000 for the comparable fiscal 1995 period. The decrease in other income in the first and second quarter of fiscal 1996 was due primarily to a decrease of interest income due to reduced cash and short-term investment balances In addition, the Company's U.K. subsidiary recognized a foreign exchange loss due to unfavorable rate changes on settlement of U.S. dollar based transactions during the fiscal 1996.

The provision for income taxes decreased to $970,000 for the second quarter of fiscal 1996 from $1,764,000 for the second quarter of fiscal 1995 and to a benefit of $1,216,000 for the six months ended March 31, 1996 from a provision of $2,503,000 for the corresponding fiscal 1995 period. The decreased provision for income taxes resulted primarily from reduced operating earnings offset by one-time tax benefits of approximately $3,055,000 and $830,000 recorded in the first quarters of fiscal 1996 and 1995, respectively, associated with non-recurring charges relating to the UnixWare product acquisition in 1996 and the Visionware acquisition in 1995.

Net profit for the second quarter of fiscal 1996 was $2,911,000 representing a 37% decrease compared to $4,595,000 for 1995. For the six months ended March 31, 1996, net loss was $29,792,000 compared to $4,733,000 for the same period of the prior year. Excluding non-recurring charges of $38,363,000 ($35,308,000 net of tax), net profit for the first six months of fiscal 1996 would have decreased 35% to $5,516,000 from $8,532,000 (excluding the after-tax impact of non-recurring charges) for the same period of the prior year. The second quarter net profit decrease was mainly attributable to increased spending and amortization expense associated with the purchase of UNIX business from Novell as well as decreased revenue resulting in reduced gross margin from the Company's core Unix, OpenServer 5, and Client Integration product offerings.

The Company's future operating results may be affected by various uncertain trends and factors which are beyond the Company's control. These include adverse changes in general economic conditions and rapid or unexpected changes in the technologies affecting UNIX Operating Systems. The industry has become increasingly competitive and, accordingly, the Company's results may also be adversely affected by the actions of existing or future competitors, including the development of new technologies, the introduction of new products and the reduction of prices by such competitors to gain or retain market share. The Company's results of operations could be adversely affected if it were required to lower its prices significantly.

The Company participates in a highly dynamic industry and future results could be subject to significant volatility, particularly on a quarterly basis. The Company's revenues and operating results may be unpredictable due to the Company's shipment patterns. The Company operates with little backlog of orders because its products are generally shipped as orders are received. In general, a substantial portion of the Company's revenues has been booked and shipped in the third month of the quarter, with a concentration of these revenues in the latter half of that third month. In addition, the timing of closing of large license contracts and the release of new products and product upgrades increase the risk of quarter-to-quarter fluctuations and the uncertainty of quarterly operating results. The Company's staffing and operating expense levels are based on an operating plan and are relatively fixed throughout the quarter. As a result, if revenues are not realized in the quarter as expected, the Company's expected operating results could be adversely affected, and such effect could be substantial and could result in an operating loss.

The Company continually evaluates potential candidates for acquisitions. Such candidates are selected based on products or markets which are complimentary to those of the Company's. The Company's operations and financial results could be significantly affected by such an acquisition.

The Company's operations and financial results could be significantly affected by international factors such as changes in foreign currency exchange rates. The Company's operating strategy and pricing take into account changes in exchange rates over time. However, the Company's results of operations may be significantly affected in the short term by fluctuations in foreign currency exchange rates.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash and short-term investments totaled $49,318,000 at March 31, 1996, representing 31% of total assets. The six month increase in cash and short-term investments of $2,428,000 was primarily attributable to a decrease in receivables partially offset by technology purchases and purchases of property and equipment. At March 31, 1996, the Company had available lines of credit of approximately $15,000,000 under which the Company had no outstanding borrowings. The Company believes that its existing cash and short-term investments, funds generated from operations and available borrowing capabilities will be sufficient to meet its operating requirements through at least fiscal 1996.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In December 1995, an action was filed in the Superior Court of Santa Cruz County, California by a former employee against the Company and one former employee alleging employment discrimination, wrongful termination and related claims. The Company does not believe any of these lawsuits are meritorious or that they will either individually or in the aggregate have a material adverse impact on the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Santa Cruz Operation, Inc. held an annual meeting of shareholders on February 20, 1996. The following matters were approved by the shareholders by the votes indicated:

                                                 NUMBER OF SHARES
         MATTER                                        FOR                     WITHHELD
         ------                                  ----------------              --------
         ELECTION OF DIRECTORS:

         Jean-Francois Heitz                         34,547,793                 582,072
         Ronald Lachman                              34,457,555                 672,310
         Robert M. McClure                           34,460,204                 669,661
         Douglas L. Michels                          34,399,231                 730,634
         Alok Mohan                                  34,479,123                 650,742
         R. Duff Thompson                            34,429,750                 700,115
         Enzo Torresi                                34,438,339                 691,526
         Gilbert Williamson                          34,532,378                 597,487

         OTHER MATTERS:                              FOR           AGAINST           ABSTAIN          NO VOTE
         --------------                              ---           -------           -------          -------
         Amendment of the Company's              33,534,139        593,249           77,325           925,152
         Bylaws to increase the range of
         the allowable number of directors.

         Amendment of the Company's 1994         24,617,251        1,634,858         158,562          8719,194
         Incentive Stock Option Plan to
         increase the Plan share reserve by
         2,000,000 shares.

         Amendment of the Company's 1993         26,876,311        661,684           172,270          7,419,600
         Director Option Plan to increase the
         Plan share reserve by 150,000 shares.

         Amendment of the Company's 1993         27,175,865        387,298           147,102          7,419,600
         Employee Stock Purchase Plan to
         increase the Plan share reserve by
         500,000 shares.

         Ratification of KPMG Peat Marwick,      34,459,592        635,069           35,204                  -0-
         LLP as independent certified public
         accountants of the Company.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

       11.  Computation of Earnings (Loss) Per Share is on page 10.

(b)  Reports on Form 8-K

The registrant filed a Report on Form 8-K on December 13, 1995, reporting an event under Item 2, and furnishing exhibits under Item 7 (c). The date of such report was December 13, 1995.

The registrant filed a Report on Form 8-K/A-1 on or about February 16, 1996, reporting an event under Item 2, providing pro forma financial information in accordance with Items 7 (b). The date of such report was February 13, 1996.


ITEMS 2, 3 AND 5 ARE NOT APPLICABLE AND HAVE BEEN OMITTED.

THE SANTA CRUZ OPERATION, INC.                                       EXHIBIT 11

COMPUTATION OF NET PROFIT (LOSS) PER SHARE
(In thousands, except earnings (loss) per share)
- - -------------------------------------------------------------------------------------------------------------------------------
                                                                         Three Months Ended              Six Months Ended
                                                                              March 31,                      March 31,
                                                                          1996        1995            1996              1995
- - -------------------------------------------------------------------------------------------------------------------------------
Weighted average number of common shares outstanding                     37,186         31,053         35,077           30,904

Common equivalent shares from outstanding stock options (1)                 978          2,691             --               --
- - -------------------------------------------------------------------------------------------------------------------------------

Average common and common equivalent shares outstanding                  38,164         33,744         35,077           30,904
- - -------------------------------------------------------------------------------------------------------------------------------

Net profit (loss)                                                       $ 2,911        $ 4,595      $(29,792)          $(4,733)
- - -------------------------------------------------------------------------------------------------------------------------------

Earnings (loss) per share (2)                                           $  0.08        $  0.14      $  (0.85)          $ (0.15)
- - -------------------------------------------------------------------------------------------------------------------------------

(1) Common equivalent shares from outstanding stock options are not included in six months ended March 31, 1996 calculations as they are antidilutive.

(2) Fully diluted earnings per share have not been presented because the effects are not material.

                                   Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                        The Santa Cruz Operation, Inc.

                                                     /s/ Alok Mohan
         Date: May 13, 1996             By: ___________________________________
                                                         Alok Mohan
                                                          President
                                                 and Chief Executive Officer