Form 10-Q
period 1996-06-30
SANTA CRUZ OPERATION INC
filed 1996-08-13
CIK 851560

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                ----------------

                                    FORM 10-Q


              /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996


             / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM               TO
                                        -------------    ---------------

                      ------------------------------------

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


       The number of shares outstanding of the registrant's common stock as of June 30, 1996 was 37,375,282.

================================================================================

                         THE SANTA CRUZ OPERATION, INC.

                                    FORM 10-Q

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996

                                TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION

         ITEM 1.  FINANCIAL STATEMENTS                                                                       PAGE
                                                                                                             ----
                  A)  CONSOLIDATED STATEMENTS OF OPERATIONS
                        FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 1996 AND 1995.........................    1

                  B)  CONSOLIDATED BALANCE SHEETS
                        AS OF JUNE 30, 1996 AND SEPTEMBER 30, 1995.........................................    2

                  C)  CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THE NINE MONTHS ENDED JUNE 30, 1996 AND 1995...................................    3

                  D)  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ..........................................    4


         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                  RESULTS OF OPERATIONS....................................................................    5




PART II.  OTHER INFORMATION

         ITEM 1.    LEGAL PROCEEDINGS......................................................................    9

         ITEM 6.    EXHIBITS...............................................................................    9



SIGNATURES................................................................................................    11

                          Part I. Financial Information
                          Item I. Financial Statements

THE SANTA CRUZ OPERATION, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except earnings per share)

- --------------------------------------------------------------------------------------------------------------
                                                                THREE MONTHS ENDED        NINE MONTHS ENDED
                                                                      JUNE 30,                  JUNE 30,
                                                                1996          1995        1996          1995
         -----------------------------------------------------------------------------------------------------
         NET REVENUES:
            Licenses                                          $ 49,404     $ 45,856     $138,870      $135,599
            Services                                             4,623        5,065       13,806        16,578
- --------------------------------------------------------------------------------------------------------------
                NET REVENUES                                    54,027       50,921      152,676       152,177
- --------------------------------------------------------------------------------------------------------------
         COST OF REVENUES:
            Licenses                                             9,506        9,300       24,983        25,370
            Services                                             4,491        4,819       13,436        14,785
- --------------------------------------------------------------------------------------------------------------
                Total cost of revenues                          13,997       14,119       38,419        40,155
- --------------------------------------------------------------------------------------------------------------
                GROSS MARGIN                                    40,030       36,802      114,257       112,022
- --------------------------------------------------------------------------------------------------------------
         OPERATING EXPENSES:
            Research and development                            10,617        8,406       27,938        24,157
            Sales and marketing                                 19,575       22,386       58,973        61,884
            General and administrative                           5,961        4,915       16,935        14,450
            Non-recurring charges                                 --           --         38,363        14,095
- --------------------------------------------------------------------------------------------------------------
                Total operating expenses                        36,153       35,707      142,209       114,586
- --------------------------------------------------------------------------------------------------------------
                OPERATING EARNINGS (LOSS)                        3,877        1,095      (27,952)       (2,564)
         OTHER INCOME (EXPENSE):
            Interest income (expense), net                         547          673        1,656         2,176
            Other income (expense)                                 (16)         (82)        (304)         (156)
- --------------------------------------------------------------------------------------------------------------
                Profit (loss) before income taxes                4,408        1,686      (26,600)         (544)
- --------------------------------------------------------------------------------------------------------------
            Income taxes                                         1,102          481         (114)        2,984
- --------------------------------------------------------------------------------------------------------------
                NET PROFIT (LOSS)                             $  3,306     $  1,205     $(26,486)     $ (3,528)
- --------------------------------------------------------------------------------------------------------------
                NET PROFIT (LOSS) PER SHARE                   $   0.09     $   0.04     $  (0.74)     $  (0.11)
- --------------------------------------------------------------------------------------------------------------
                COMMON AND COMMON EQUIVALENTS USED IN
                     COMPUTING NET PROFIT (LOSS) PER SHARE      38,502       33,489       35,801        30,930
- --------------------------------------------------------------------------------------------------------------

          See accompanying notes to consolidated financial statements.

THE SANTA CRUZ OPERATION, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except for share data)

                                                                          JUNE 30,    SEPTEMBER 30,
                                                                            1996           1995
- ---------------------------------------------------------------------------------------------------
         ASSETS
         Current assets:
            Cash and cash equivalents                                     $ 29,051      $ 32,074
            Short-term investments                                          20,180        14,816
            Receivables, net                                                43,045        45,009
            Deferred tax asset                                               3,896         3,896
            Other current assets                                            18,002         8,544
         ---------------------------------------------------------------------------------------

               Total current assets                                        114,174       104,339
         ---------------------------------------------------------------------------------------

         Property and equipment, net                                        15,303        14,991
         Other assets                                                       33,849        12,540
         ---------------------------------------------------------------------------------------

                   TOTAL ASSETS                                           $163,326      $131,870
         ---------------------------------------------------------------------------------------

         LIABILITIES AND SHAREHOLDERS' EQUITY
         Current liabilities:
            Royalties payable                                             $  6,975      $  6,852
            Trade accounts payable                                          13,651        10,207
            Income taxes payable                                             4,567            31
            Accrued expenses and other current liabilities                  21,564        18,991
            Customer deposits and deferred revenues                          8,389         6,086
         ---------------------------------------------------------------------------------------

               Total current liabilities                                    55,146        42,167
         ---------------------------------------------------------------------------------------

         Other long-term liabilities                                         8,507         7,521
         ---------------------------------------------------------------------------------------

         SHAREHOLDERS' EQUITY
            Common stock, net, authorized 100,000,000 shares
               Issued and outstanding 37,375,282 and 30,844,003 shares     127,547        83,146
            Cumulative translation adjustment                                 (508)          (84)
            Accumulated deficit                                            (27,366)         (880)
         ---------------------------------------------------------------------------------------

               Total shareholders' equity                                   99,673        82,182
         ---------------------------------------------------------------------------------------

                   TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY             $163,326      $131,870
         ---------------------------------------------------------------------------------------


          See accompanying notes to consolidated financial statements.

THE SANTA CRUZ OPERATION, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

- ----------------------------------------------------------------------------------------------------------------
                                                                                             Nine Months Ended
                                                                                                  June 30,
                                                                                             1996          1995
- ----------------------------------------------------------------------------------------------------------------
         CASH FLOWS FROM OPERATING ACTIVITIES:
         Net loss                                                                          $(26,486)    $ (3,528)
         Adjustments to reconcile net loss to net cash
              provided by (used for) operating activities -
               Depreciation and amortization                                                 11,386        7,489
               Fixed assets received in lieu of payment                                        --           (460)
               Non-recurring charges                                                         38,363       11,177
               Changes in assets and liabilities -
                     Receivables                                                              1,964       (7,300)
                     Deferred tax assets                                                     (3,055)        --
                     Other current assets                                                    (7,035)      (1,431)
                     Royalties payable                                                          123         (561)
                     Trade accounts payable                                                   3,444        1,665
                     Income taxes payable                                                     1,621       (4,695)
                     Accrued expense and other current liabilities                           (4,892)      (3,775)
                     Customer deposits and deferred revenue                                    (123)         (22)
                     Other accrued expense and other liabilities                              2,385        1,193
                     Stock option income tax benefit                                            175         --
- ----------------------------------------------------------------------------------------------------------------
                   Net cash provided by (used for) operating activities                      17,870         (248)
- ----------------------------------------------------------------------------------------------------------------
         CASH FLOWS FROM INVESTING ACTIVITIES:
               Purchases of property and equipment                                           (3,523)      (8,356)
               Proceeds from (purchases of) maturing short term investments                  (5,364)      27,093
               Purchase of Visionware                                                          --        (13,675)
               Changes in other assets                                                      (11,328)      (3,825)
- ----------------------------------------------------------------------------------------------------------------
                   Net cash provided by (used for) investing activities                     (20,215)       1,237
- ----------------------------------------------------------------------------------------------------------------
         CASH FLOWS FROM FINANCING ACTIVITIES:
               Payments on capital lease obligations, term loan and bank line of credit        (707)      (1,067)
               Net proceeds from sale of common stock                                         2,551        3,530
               Payments on stock repurchases                                                 (2,094)      (6,125)
               Payments on notes receivable from sale of common stock                            (4)          (3)
- ----------------------------------------------------------------------------------------------------------------
                   Net cash used for financing activities                                      (254)      (3,665)
- ----------------------------------------------------------------------------------------------------------------
         Effects of exchange rate changes on cash and cash equivalents                         (424)          78
- ----------------------------------------------------------------------------------------------------------------
         Change in cash and cash equivalents                                                 (3,023)      (2,598)
         Cash and cash equivalents at beginning of period                                    32,074       27,703
- ----------------------------------------------------------------------------------------------------------------
         Cash and cash equivalents at end of period                                        $ 29,051     $ 25,105
- ----------------------------------------------------------------------------------------------------------------
         SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
               Income tax payments                                                         $  1,479     $  5,736
               Interest payments                                                           $    254     $    169
- ----------------------------------------------------------------------------------------------------------------

        Supplemental disclosure-In December 1995, the Company issued $43,773,000 of newly issued non-registered common stock for the acquisition of certain assets related to the UnixWare business including the core intellectual property from Novell, Inc.

          See accompanying notes to consolidated financial statements.

THE SANTA CRUZ OPERATION,INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   BASIS OF PRESENTATION

     In the opinion of management, the accompanying statements of operations, balance sheets and statements of cash flows include all material adjustments (consisting of only normal recurring adjustments) necessary for their fair presentation. The interim results presented are not necessarily indicative of results to be expected for a full year. Certain reclassifications have been made for consistent presentation.

2.   ACQUISITION

     In December 1995, the Company acquired certain assets related to the UnixWare business including the core intellectual property from Novell. The consideration consisted of 6,127,500 shares of newly issued non-registered common stock. Additionally, cash payments to Novell with a present value of $84 million will be paid periodically by SCO to Novell provided certain unit volumes of UNIX distribution is achieved. Such payments terminate at the end of calendar year 2002. The acquisition has been accounted for using the purchase method of accounting and, therefore, the accompanying financial statements include the UnixWare business since the date of the acquisition. The Company incurred non-recurring charges including $35,959,000 of purchased research and development for UnixWare product which have not yet reached technological feasibility and other charges including severance and acquisition related costs.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In addition to historical information contained herein, this Discussion and Analysis may contain forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. The Company undertakes no obligation to publicly release the results of any revision to these forward-looking statements, which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

RESULTS OF OPERATIONS

NET REVENUES
Net revenues for the three months ended June 30, 1996 were $54,027,000 as compared to $50,921,000 for the same period in fiscal 1995. For the nine months ended June 30, 1996, net revenues were $152,676,000 as compared to $152,177,000, or relatively flat. Net revenues derived from UnixWare packaged product shipments and SVRX source license revenue relating to the acquisition of the UNIX business from Novell, Inc. "Novell" are included in the three and nine month periods ending June 30, 1996. No one customer accounted for more than 10% of total net revenues in both the third quarter and the nine months ended June 30, 1996 and 1995.

License revenues increased to $49,404,000 for the three months ended June 30, 1996 from $45,856,000 for the same period during fiscal 1995, representing an 8% increase. For the nine months ended June 30, 1996, license revenues increased 2% to $138,870,000 as compared to $135,599,000 for the nine months ended June 30, 1995. The license revenue increase in the third quarter of fiscal 1996 as compared to fiscal 1995 was primarily due to increased unit volume of UnixWare packaged product shipments, SVRX source license, and layered product offerings including the Company's SCO Internet Family product offering which began shipping in June 1996. These increases were partially offset by unit volume decreases of the Company's core UNIX, OpenServer 5, and Client Integration product offerings.

Service revenues, consisting of support, consulting, engineering services, custom development and training decreased to $4,623,000, or 9% of net revenues for the third quarter of fiscal 1996 from $5,065,000, or 10% of net revenues for the same period of fiscal 1995. For the nine months ended June 30, 1996, the service revenues decreased 17% to $13,806,000 from $16,578,000 for the same period of fiscal 1995. The decrease in service revenues in fiscal 1996 is mainly due to decreases in support, custom development, and training revenue streams. The service revenues represented 9% and 11% for fiscal year to date 1996 and 1995, respectively.

International revenues continue to represent a significant portion of total net revenues. In the third quarter of fiscal 1996, international revenues accounted for approximately 46% compared to approximately 53% of total net revenues recorded for the same period in fiscal 1995. For the nine months ended June 30, 1996, the international revenues accounted for approximately 49% compared to approximately 55% for the same period in fiscal 1995.

COSTS AND EXPENSES
Cost of revenues as a percentage of net revenues decreased to 26% for the third quarter of fiscal 1996 compared to 28% in the third quarter of fiscal 1995. For the nine months ended June 30, 1996, the cost of revenues represented 25% of net revenues compared to 26% for the same period of fiscal 1995. The overall improvement in cost of revenues resulted primarily from a decrease in product costs. Reduced third party royalty payments associated with the purchase of the UNIX business from Novell and the purchase of TCP/IP technology (which occurred in the Company's second fiscal quarter) were primary factors in the year to year decrease in license costs. These product cost improvements were partially offset by increased third party royalty costs due to increased shipments of layered product offerings, obsolescence of product associated with product transitions, and an overall decrease in service margin contribution.

Research and development expenses increased by 26% to $10,617,000 in the third quarter of fiscal 1996 from $8,406,000 in the comparable quarter of fiscal 1995, or 20% and 17% of net revenues, respectively. For the nine months ended June 30, 1996, research and development expenses amounted to $27,938,000 or 18% of net revenues, representing a 16% increase compared to $24,157,000 or 16% of net revenues for the comparable period of fiscal 1995. The absolute spending increase in the third fiscal quarter of 1996 compared to the same quarter of fiscal 1995 was primarily attributable to increased personnel related costs associated with the ongoing development of product offerings associated with acquiring the UNIX business from Novell. In addition, increased personnel related costs and spending associated with the development and release of layered product offerings (including SCO Doctor, SCO ARCserve/Open for Cheyenne and SCO Internet Family) have also contributed to the increased research and development expenses.

Sales and marketing expenses decreased by 13% to $19,575,000 or 36% of net revenues in the third quarter of fiscal 1996 from $22,386,000 or 44% of net revenues for the comparable quarter of the prior year. For the nine months ended June 30, 1996, sales and marketing expenses decreased to $58,973,000 from $61,884,000 for the same period of fiscal 1995. Sales and marketing expenses represented 39% of net revenues for the nine months of fiscal 1996 and 41% in fiscal 1995. The quarter-to-quarter sales and marketing expense decrease was primarily due to decreased project related spending in both corporate and channel marketing as well as decreased personnel related costs in both the United States and Europe. These decreases were partially offset by increased personnel related costs and spending in Japan primarily due to increased presence and support of product proposition arising from the acquisition of the UNIX business from Novell.

General and administrative expenses increased by 21% to $5,961,000 for the third quarter of fiscal 1996 from $4,915,000 for the same period of the prior year and by 17% to $16,935,000 for the nine months ended June 30, 1996 from $14,450,000 for the comparable fiscal 1995 period. General and administrative expenses represented 11% of net revenues for both the third quarter and the first nine months of fiscal 1996, and represented 10% and 9% of net revenues in the third quarter and the first nine months of fiscal 1995, respectively. The increase in general and administrative expenses was primarily attributable to increased amortization and personnel expense associated with the Company's acquisition of the UNIX business from Novell, increased legal expenses associated with litigation and an increased provision for doubtful account collections.

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

Other net income consists of net interest income, foreign exchange gain (loss) and other miscellaneous income (expense) items. For the third quarter of fiscal 1996, other net income was $531,000 compared to $591,000 for the same quarter of fiscal 1995. For the nine months ended June 30, 1996, other net income was $1,352,000 compared to $2,020,000 for the comparable fiscal 1995 period. The decrease in other income in the first nine months of fiscal 1996 was due primarily to a decrease of interest income due to reduced cash and short-term investment balances. In addition, the Company's U.K. subsidiary recognized a foreign exchange loss due to unfavorable rate changes on settlement of U.S. dollar based transactions during the first nine months of fiscal 1996.

The provision for income taxes increased to $1,102,000 for the third quarter of fiscal 1996 from $481,000 for the same period of the prior year and decreased to a credit of $114,000 for the nine months ended June 30, 1996 from $2,984,000 for the same fiscal period in 1995. The decreased provision for income taxes for the third quarter resulted primarily from increased profitability from operations. The decreased provision for income taxes for the nine months ended June 30, 1996 resulted from a decrease in profitability from operations accompanied by tax benefits of approximately $3,055,000 and $830,000 recorded in the first quarters of fiscal 1996 and 1995, respectively, associated with non-recurring charges relating to the UnixWare product acquisition in 1996 and the Visionware acquisition in 1995.

Net profit for the third quarter of fiscal 1996 was $3,306,000 representing a 174% increase compared to $1,205,000 for 1995. For the nine months ended June 30, 1996, net loss was $26,486,000 compared to $3,528,000 for the same period of the prior year. Excluding non-recurring charges of $38,363,000 ($35,308,000 net of tax), net profit for the first nine months of fiscal 1996 would have decreased 9% to $8,822,000 from $9,737,000 (excluding the after-tax impact of non-recurring charges) for the same period of the prior year. The third quarter net profit increase was mainly attributable to increased gross margin from increased license revenues and decreased license costs. These increased gross margins were partially offset by increased operating expenses and income taxes

CERTAIN FACTORS BEARING ON FUTURE RESULTS

The Company's future operating results may be affected by various uncertain trends and factors which are beyond the Company's control. These include adverse changes in general economic conditions and rapid or unexpected changes in the technologies affecting the Company's products. The process of developing new high technology products is complex and uncertain and requires accurate anticipation of customer needs and technological trends. The industry has become increasingly competitive and, accordingly, the Company's results may also be adversely affected by the actions of existing or future competitors, including the development of new technologies, the introduction of new products and the reduction of prices by such competitors to gain or retain market share.

The Company participates in a highly dynamic industry and future results could be subject to significant volatility, particularly on a quarterly basis. The Company's revenues and operating results may be unpredictable due to the Company's shipment patterns. The Company operates with little backlog of orders because its products are generally shipped as orders are received. The Company periodically may adjust the level of inventory held in its distribution channels which may cause quarter-to-quarter fluctuations. In general, a substantial portion of the Company's revenues has been booked and shipped in the third month of the quarter, with a concentration of these revenues in the latter half of that third month. In addition, the timing of closing of large license contracts and the release of new products and product upgrades increase the uncertainty of quarterly operating results. The Company's staffing and operating expense levels are based on an operating plan and are relatively fixed throughout the quarter. As a result, if revenues are not realized in the quarter as expected, the Company's expected operating results could be adversely affected, and such effect could be substantial and could result in an operating loss.

During 1996, the Company entered the Internet market, which has only recently begun to develop. The Internet market is rapidly evolving and is characterized by an increasing number of market entrants. As is typical in the case of a new and evolving industry, demand and market acceptance for recently introduced products and services are subject to a high level of uncertainty. Moreover, critical issues concerning the commercial use of the Internet (including security, reliability, cost, ease of use and access, and quality of service) remain unresolved and may impact the growth of Internet use.

The overall cost of revenues may be affected by changes in the mix of net revenue contribution between licenses and services, product families, geographic regions and channels of distribution, as the costs associated with these revenues may have substantially different characteristics. The Company may also experience a change in margin as net revenues increase or decrease since technology costs, service costs and production costs are fixed within certain volume ranges. The Company's results of operations could be adversely affected if it lowered its prices significantly. In addition, competitive factors may require the Company to offer increased rights of return for product. In the event the Company reduces product prices, the Company's standard terms for selected distributors provide credit for inventory ordered in the previous 60 days, such credits to be applied against future purchases. Distributors may not return products for a refund.

The Company recently has experienced growth in the scope of its operations due to the acquisition of UNIX technology resulting in increased responsibilities for its management. The Company continually evaluates potential candidates for acquisitions in the future. Such candidates are selected based on products or markets which are complementary to those of the Company's. Acquisitions involve a number of special risks, including the successful combination of the companies in an efficient and timely manner, the coordination of research and development and sales efforts, the retention of key personnel, the integration of the acquired products, the diversion of management's attention to assimilation of the operations and personnel of the acquired companies, and the difficulty of presenting a unified corporate image. The Company's operations and financial results could be significantly affected by such an acquisition.

The Company's continued success depends to a significant extent on senior management and other key employees. None of these individuals is subject to a long-term employment contract or a non-competition agreement. Competition for qualified people in the software industry is intense. The loss of one or more key employees or the Company's inability to attract and retain other key employees could have a material adverse effect on the Company.

The Company relies on a combination of the protections provided under applicable copyright, trademark and trade secret laws. It also relies on confidentiality procedures and licensing arrangements to establish and protect its rights in its products. Despite the Company's efforts to protect these rights, it may be possible for unauthorized third parties to copy certain portions of the Company's products or to reverse engineer its products. It may also be possible for unauthorized third parties to obtain and use technology or other information that the Company regards as proprietary. In addition, the laws of certain countries do not protect the Company's proprietary rights to the same extent as do the laws of the United States. Accordingly, there can be no assurance that the Company will be able to protect its proprietary technology against unauthorized third party copying and use, which could adversely affect the Company's competitive position.

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

In recent months, the stock market in general, and the market for shares of technology companies in particular, have experienced extreme price fluctuations, which have often been unrelated to the operating performance of the affected companies. In addition, factors such as new product introductions by the Company or its competitors may have a significant impact on the market price of the Company's Common Stock. Furthermore, quarter-to-quarter fluctuations in the Company's results of operations caused by changes in customer demand may have a significant impact on the market price of the Company's stock. These conditions, as well as factors which generally affect the market for stocks of high technology companies, could cause the price of the Company's stock to fluctuate substantially over short periods.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash and short-term investments totaled $49,231,000 at June 30, 1996, representing 30% of total assets. The nine month increase in cash and short-term investments of $2,341,000 was primarily attributable to a decrease in receivables partially offset by technology purchases and purchases of property and equipment. At June 30, 1996, the Company had available lines of credit of approximately $15,000,000 under which the Company had no outstanding borrowings. The Company believes that its existing cash and short-term investments, funds generated from operations and available borrowing capabilities will be sufficient to meet its operating requirements through at least calendar 1996.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In August 1993, a securities class action lawsuit was filed against the Company, four executive officers of the Company and the Company's underwriters. The Company succeeded on motions to dismiss the complaint, however, the appellate court reversed the decision of the lower court. In May, the Company filed an appeal with the United States Supreme Court. If further appellate review is not granted, the case will be remanded to the Superior Court of Santa Clara County, California for further proceedings. While the Company does not believe that this lawsuit is meritorious or that it will have a material adverse impact on the Company's results of operations or financial condition, the resolution of this lawsuit could result in a significant one-time expense that could adversely impact the Company's earnings per share in the fiscal quarter in which such resolution could occur.

ITEM 6. EXHIBITS

(a)  Exhibits

       11.  Computation of Earnings (Loss) Per Share is on page 10.


ITEMS 2, 3, 4 AND 5 ARE NOT APPLICABLE AND HAVE BEEN OMITTED.

THE SANTA CRUZ OPERATION, INC.                                        EXHIBIT 11

COMPUTATION OF NET PROFIT (LOSS) PER SHARE
(In thousands, except earnings (loss) per share)
- --------------------------------------------------------------------------------


                                                              Three Months Ended       Nine Months Ended
                                                                    June 30,                June 30,
                                                                1996       1995        1996         1995
- ---------------------------------------------------------------------------------------------------------
Weighted average number of common shares outstanding            37,248     30,983      35,801      30,930

Common equivalent shares from outstanding stock options (1)      1,254      2,506
                                                                                           --          --
- ---------------------------------------------------------------------------------------------------------

Average common and common equivalent shares outstanding         38,502     33,489      35,801      30,930
- ---------------------------------------------------------------------------------------------------------

Net profit (loss)                                              $ 3,306    $ 1,205    $(26,486)    $(3,528)
- ---------------------------------------------------------------------------------------------------------

Earnings (loss) per share (2)                                  $  0.09    $  0.04    $  (0.74)    $ (0.11)
- ---------------------------------------------------------------------------------------------------------


(1) Common equivalent shares from outstanding stock options are not included in nine months ended June 30, 1996 and 1995 calculations as they are antidilutive.

(2) Fully diluted earnings per share have not been presented because the effects are not material.

                                   Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                         The Santa Cruz Operation, Inc.


 Date: August  8, 1996                   By: ___________________________________
                                                           Alok Mohan
                                                            President
                                                   and Chief Executive Officer