Form 10-K405
period 1996-09-30
SANTA CRUZ OPERATION INC
filed 1996-12-24
CIK 851560

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-K

                                       ---
                X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1996


                                       ---
               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM _____________ TO _______________

                      ------------------------------------

                         COMMISSION FILE NUMBER 0-21484

                         THE SANTA CRUZ OPERATION, INC.
             (Exact name of registrant as specified in its charter)

          CALIFORNIA                                                     94-2549086
          (State or other jurisdiction of                             (I.R.S. Employer
          incorporation or organization)                              Identification No.)


          400 ENCINAL STREET, SANTA CRUZ, CALIFORNIA                         95060
           (Address of principal executive offices)                        (Zip Code)

        Registrant's telephone number, including area code (408) 425-7222

        Securities registered pursuant to Section 12(b) of the Act: NONE

    Securities registered pursuant to Section 12(g) of the Act: COMMON STOCK

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90      Yes  /X/     No / / days.

Registrant became subject to such filing requirements on May 25, 1993 as a result of its initial public offering.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of the Common Stock on December 16, 1996 as reported on the Nasdaq National Market was approximately $131,354,906. Shares of Common Stock held by each executive officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of December 16, 1996, registrant had 36,405,225 shares of Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the 1996 Annual Report to Shareholders are incorporated by reference into Parts I, II and IV.

Portions of the definitive Proxy Statement dated on or about January 24, 1997 to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held February 25, 1997 are incorporated by reference into
Part III.

                         THE SANTA CRUZ OPERATION, INC.

                                    FORM 10-K
                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1996
                                TABLE OF CONTENTS

PART I                                                                                               PAGE NUMBER

         Item 1.  Business                                                                                 1
         Item 2.  Properties                                                                              13
         Item 3.  Legal Proceedings                                                                       14
         Item 4.  Submission of Matters to a Vote of Security Holders                                     14
         Executive Officers of the Registrant                                                             14

PART II

         Item 5.  Market for Registrant's Common Stock and Related Stockholder Matters                    17
         Item 6.  Selected Financial  Data                                                                17
         Item 7.  Management's Discussion and Analysis of Financial Condition and Results
                  of Operations                                                                           17
         Item 8.  Financial Statements and Supplementary Data                                             17
         Item 9.  Changes in and Disagreement with Accountants on Accounting and Financial
                  Disclosures                                                                             17

PART III

         Item 10. Directors and Executive Officers of the Registrant                                      18
         Item 11. Executive Compensation                                                                  18
         Item 12. Security Ownership of Certain Beneficial Owners and Management                          18
         Item 13. Certain Relationships and Related Transactions                                          18

PART IV

         Item 14. Financial Statement Schedules and Reports on Form 8-K                                   19
         Signatures                                                                                       23

                                     PART I

ITEM 1. BUSINESS

INTRODUCTION

The Santa Cruz Operation, Inc. (SCO or the Company) was incorporated in California in 1979 and shipped its first product, SCO(R) XENIX(R) System V, a packaged version of the UNIX(R) operating system, in 1983. In 1985, the Company introduced its first operating system for the 32-bit Intel(R) microprocessor environment, SCO XENIX 286, and followed with its SCO XENIX 386 in 1987. The Company first shipped its UNIX trademarked commercial product, SCO UNIX System V/386, for the Intel CPU-based platforms in 1989 and followed with an integrated, graphical version of this product, SCO Open Desktop(R), in 1990. In 1993, the Company introduced two families of systems software -- SCO OpenServer(TM) products, a complete line of advanced server and SCO Open Desktop products, a complete line of advanced workstation (client) operating systems. In 1995, SCO integrated these products into a single line, called the SCO OpenServer family. SCO also introduced its SCO Vision family of client-integration products, which integrate Windows(R) PC's with UNIX Servers from all major UNIX vendors. SCO also created a Layered Server Products division which has the mission of providing middleware that enhances the capabilities of SCO OpenServer Systems, as well as UNIX Servers from other vendors. In fiscal year 1996, SCO acquired the UnixWare(R) and UNIX System V Release 4 source-license business from Novell, Inc.

SCO's mission is to be the leading supplier of UNIX System software for business-critical environments. Business-critical servers built on Intel CPU-based hardware and controlled by SCO UNIX System software run the critical, day-to-day operations of large branch organizations in retail, finance, telecommunications and government, as well as corporate departments and small to medium-sized businesses of every kind. SCO products enable solutions providers and end-user customers to integrate technologies and products from different vendors to create these powerful, cost-effective servers. SCO has built an experienced, value-added worldwide distribution and support infrastructure to address the business needs of organizations implementing these solutions. SCO believes it is well positioned to capitalize on four key trends driving the information technology industry today: (1) the shift to the server-centric Internet Way of Computing(TM); (2) the improving price-performance characteristics of UNIX servers running on the Intel CPU-based platform; (3) the movement of business-critical applications from mainframes and minicomputers to Java(TM) system-based applets distributed across the Internet (and corporate intranets) via UNIX servers; and (4) the ongoing shift toward increased automation of business operations and use of information incorporating Internet technologies and UNIX servers to gain a competitive advantage.


INDUSTRY BACKGROUND

Traditionally, mainframes and minicomputers have formed the basis of enterprise computing in large, complex organizations. These organizations have generally used custom applications to perform business-critical tasks such as general accounting, inventory management, transaction processing, manufacturing control and branch management. These applications typically involve processing and managing large quantities of data and must provide continuous availability of data to many users, while ensuring data integrity and security. Despite their performance and functionality, these mainframe and minicomputer "legacy" systems are based on proprietary hardware and operating software architectures and are increasingly perceived to be difficult, time-consuming, and expensive to implement, maintain, and support. In addition, these systems provide limited interoperability with other information resources and systems commonly used in organizations today, provide limited user access to data maintained in these systems, and often use difficult, non-intuitive character-based user interfaces.

In the past ten years, Intel CPU-based computers have proliferated in both large and small organizations primarily as a result of steadily improving price-performance and the development of local-area networking software. The most recent generations of Intel processors, the i486 and Pentium(R) processors, together with declining costs for both system memory and data storage, have for the first time given PCs the power to process large volumes of business-critical data. These developments have accelerated the emergence of a new computing paradigm in which central processing on mainframes or minicomputers is being replaced by processing distributed between desktop PC or workstation "clients," which handle user interface and application logic, and Business Critical Servers responsible for shared access to enterprise data, business-critical applications, database management, and data security. This approach, in principle, combines the efficiency of desktop processing with access to enterprise-wide data and applications. However, the leading operating system for Intel CPU-based client PCs (Microsoft(R) MS-DOS(R), often used with the Microsoft Windows user interface or the newer Windows NT(R) workstation and server operating systems) and the leading networking operating system for PC-based local-area networks (Novell(R) NetWare(R)) do not offer the performance, stability, scalability, data security, network connectivity, or support for heterogeneous clients (not only PCs, but also Xterminals, character-based terminals, UNIX workstations, PDAs, and the emerging class of network computers or NCs) required by many organizations for Business Critical Servers.

As a result, most PC-based networks offer only a limited version of client/server computing, in which the key functions of shared data access, database management, data security and business-critical applications are handled by mainframes and minicomputers acting as servers, or by microprocessor-based servers utilizing reduced-instruction set (RISC) architectures. Because of operating system and hardware limitations, as well as high hardware costs, these server strategies fail to capture the full price-performance benefits of client/server computing.

One of the problems of the PC-centric client/server model is the high cost of system administration, maintenance, and software updates. When businesses move to a server-centric model of client/server computing, as in The Internet Way of Computing, they can administer and update client software from the server, saving inordinate amounts of time and money. This is why SCO supports the server-centric Internet Way of Computing.

SCO bases its system software for Business Critical Servers on the UNIX System, which has been in use since the 1970s. The UNIX System is a 32-bit native multi-user, multitasking technology. Operating systems based on the UNIX System allow application programs to be separated from operating system tasks such as control of peripheral devices, communications, memory management and file management, thus providing a standardized protected environment in which the applications operate. The result is much higher reliability because multiple applications and users cannot interfere with each other and easier application development because many complex functions are handled by the operating system.

SCO believes, however, that UNIX technology is only the beginning of the solution, and that considerable value must be added to the basic technology in order to create a family of products that solve complex customer requirements for Business Critical Servers. Business and government organizations are increasingly demanding adherence to standards-based open systems to protect their computing investment and avoid reliance on a single vendor's hardware or software. For such customers, the proprietary implementations of the UNIX System that dominate the technical and scientific workstation market are unacceptable. These proprietary versions of UNIX systems run on hardware architectures that are expensive relative to PCs, are tied to the proprietary hardware of particular vendors and have failed to meet the increasing demand for hardware-independent, Intel CPU-based systems. Business and government organizations also require broad availability of third-party applications software so that they can use predefined solutions and, to the extent possible, avoid having to develop custom applications. When custom applications are required, these customers need a development environment and tools which enable such applications to be easily produced and implemented and run across multiple hardware architectures. Lastly, these customers require a high level of customer support in the form of consulting and training, as well as continual product enhancements to incorporate new technology and industry standards.

SCO has focused on Intel CPU-based computers because of their dominant position in the microprocessor-based computer market and their potential in the emerging client/server market. SCO's years of experience in supporting each successive generation of Intel processors has resulted in highly reliable and stable UNIX operating system products. The Company's extensive engineering capabilities and product enhancement programs support complex, networked Business Critical Servers across the full range of Intel microprocessors, including the Pentium and Pentium Pro processors. The Company's software is compatible with Intel CPU-based computers offered by virtually all of the major hardware vendors. Because SCO products support multiple processors and can execute several applications simultaneously, they are especially well suited for Business Critical Servers that provide data access and business-critical applications to users throughout the enterprise.


THE SCO SOLUTION

SCO brings the power of the UNIX System and the freedom of open systems to the Intel CPU-based server environment. Since introducing its first operating software in 1983, SCO has shipped over 2.1 million licenses to multi-user computer environments worldwide. The Company's innovations have included shipping a packaged version of the UNIX System in 1983, shipping a graphical, 32-bit UNIX operating system for Intel PCs in 1990 and shipping a packaged UNIX operating system for Intel CPU-based multiprocessing computers in 1993. The Company introduced a family of client-integration and layered server software in 1995. In 1996, the Company introduced its Internet family of server products. Based on its experience in the marketplace, the Company believes that its products support more Intel CPU-based computers, applications, networks, and peripherals than those of any other provider of UNIX System software.

Business Critical Servers running SCO software are especially designed to support networked applications running on traditional client/server architectures and on the new server-centric Internet/intranet architecture, enabling organizations ranging from small businesses to large corporations and government agencies to implement enterprise-wide computing solutions. SCO has developed significant expertise in implementing powerful and stable UNIX operating systems for Business Critical Servers, and has built a multi-tiered distribution channel of direct sales personnel, value-added resellers (VARs), original equipment manufacturers (OEMs) and distributors to reach and support thousands of end-user customers.


SCO BUSINESS CRITICAL SERVERS

Business Critical Servers running SCO system software combine the best qualities of standalone PCs (personal productivity, ease of use and price-performance value) with the traditional strengths of UNIX System servers (business-critical applications, data management, security, and network administration). SCO Business Critical Servers feature the following performance characteristics to meet customer requirements: 1) support for business-critical, transaction-based applications, 2) capabilities for providing a permanent, auditable history of operations, 3) top performance and scalability at the lowest cost, 4) support for multiple users performing multiple tasks, 5) high-level security, 6) reliability and manageability, 7) support for a wide range of client devices, including not only Microsoft Windows PC desktops and laptops, but also UNIX workstations, Xterminals, character-based terminals, PDAs, and the new network computers known as NCs, and 8) expert service and support.


STRATEGY

The Company's strategy is to continue providing the most reliable and robust system software for Business Critical Servers that run the critical day-to-day business operations of large and small organizations. The Company's future success will depend in large part on the continued growth of the UNIX System market for business and governmental organizations as well as the Company's ability to continue to license additional products and product enhancements to existing customers and to identify and market its products to new markets and customers. There can be no assurance that the Company will be able to sustain its revenue growth and profitability on a quarterly or annual basis. Key elements of SCO's strategy include:


   FOCUS ON TARGET MARKETS

SCO focuses its products, industry relationships, distribution and support strategy on three key business opportunities: primary information systems for small and medium-sized businesses; replicated systems for use in distributed information systems in medium-sized and large organizations, including Fortune 1000 corporations; and business-critical enterprise systems for large and medium-sized businesses. Key targeted industries include retail, finance and banking, government, distribution, telecommunications, transportation and manufacturing.


   INTEGRATING WINDOWS PCS AND DIVERSE CLIENTS WITH UNIX SERVERS

SCO intends to provide the best server for The Internet Way of Computing, which means providing the best server for a wide range of client devices, including not only Microsoft Windows PC desktops and laptops, but also UNIX workstations, Xterminals, character-based terminals, PDAs, and network computers or NCs. The goal of this strategy is to enable organizations to take full advantage of cost-effective client devices that can run the new Java-based applications and exchange information across the Internet and corporate intranets.

SCO continues also to support its Windows Integration strategy, which is to make it as easy to connect a network of Windows PCs to all major UNIX servers as it is to connect a standard data terminal. The four cornerstones of this strategy are solutions for: connectivity between SCO servers and Windows desktops; manageability of Windows desktops from SCO servers; the ability to take advantage of users' Windows skills by making SCO UNIX System applications appear and behave like those on Windows; and interoperability between Windows and UNIX System applications. SCO provides a full line of Windows Integration Products, called the SCO Vision Family.

   SUPPORT A WIDE RANGE OF APPLICATIONS

Because purchase decisions are often driven by the availability of applications, SCO has positioned its products as a strategic platform for developers of business applications. Developers write software compatible with SCO's products because of SCO's leadership in the UNIX market for Intel CPU-based computers and its support for a wide range of hardware vendors. Applications written for the SCO environment run on over 2,700 computers and peripherals, and can be readily ported to proprietary UNIX systems, thus expanding the market opportunity for the developer. SCO places particular emphasis on ensuring that SCO Business Critical Servers provide optimal support for the leading client/server applications, the new Java system-based applications, and the leading relational database management systems. Major software vendors that offer application software for the SCO environment include Banyan, Borland, Computer Associates, Informix, Lotus, Microsoft, Oracle, Novell, Progress, and Sybase. In total, SCO UNIX Systems are supported by over 12,000 independent software vendors (ISVs), representing over 15,000 business-critical applications.


   DELIVER COMPREHENSIVE SUPPORT SERVICES

SCO continues to expand its delivery of support services to meet the needs of customers using complex, multivendor computer systems. SCO also works closely with resellers and OEMs to offer channel-delivered support programs to meet the needs of customers in its target markets. SCO Services offerings include a range of telephone support options, a CD-based SCO Support Library, on-line services, and high-level consulting and engineering services. These flexible services give customers a choice of support plans and pricing models. SCO also offers comprehensive education and training programs for resellers and end users.


   SUPPLY MIDDLEWARE FOR MULTIPLE HARDWARE PLATFORMS

Middleware products and technologies represent a class of system software that enhances the basic operating system. SCO's Layered Server Products division is tasked with providing middleware for SCO OpenServer Systems, as well as other UNIX servers.


   PROVIDE TRUE OPEN SYSTEMS PRODUCTS

Because customers are increasingly reluctant to be restricted to a single computer vendor, the Company has designed its software products to support industry-accepted open systems standards. Open systems are those systems which conform to established industry standards such as XPG-4, Spec 1170, DCE and OSF/Motif(R) from The Open Group, POSIX(R) from IEEE, and Federal Information Processing Standard (FIPS) from the National Institute of Standards (NIST). SCO continuously works with standards organizations such as The Open Group to assure continued conformance to open systems standards. Industry standards may be established by organizations composed of vendors, by government agencies, by academic institutions, or by market acceptance. Industry standards typically are based on specifications which allow competing implementations. Because these standards are open, competitors can readily access the technology to include in their products. Industry standards offer the customer a cost-effective computing solution by providing a high degree of compatibility and interoperability among hardware, software, network and peripheral products. Based on published directories listing vendors and applications, the Company believes there are currently over 15,000 business critical software solutions compatible with SCO's products.


   LEVERAGED RESEARCH AND DEVELOPMENT

SCO has developed extensive expertise in sourcing, enhancing and integrating third-party technologies to provide true open system software solutions. For example, the SCO Open Server Enterprise System seamlessly integrates open system technologies from over 15 different third-party software providers to produce a package that operates as one cohesive product. In this way, SCO leverages its engineering resources by building upon the technologies developed by the technical staffs at numerous other companies.

   DISTRIBUTE PRODUCTS WORLDWIDE

In contrast to operating system software for standalone PCs and small networks, system software for Business Critical Servers requires sophisticated distribution and support. Over the past 11 years, SCO has developed a highly trained, multi-tiered, value-added distribution and support infrastructure. This worldwide network includes over 15,000 resellers and systems integrators, 100 distributors, and 30 OEMs. These parties implement and support specific solutions for corporate, government and smaller business customers by integrating SCO's products with those of other vendors. SCO and its distribution network work together to provide comprehensive support services ranging from engineering and consulting services to technical support and training and education.


   EVANGELIZE TO DEVELOPERS AND EDUCATIONAL INSTITUTIONS

SCO maintains developer and reseller programs to assist independent software developers (ISVs) and channel partners in both the development and marketing of SCO Business Critical Servers. In 1996, SCO launched a series of Authorized Development Centers to assist ISVs in porting their existing applications to the Internet Way of Computing. SCO developer and reseller programs include joint marketing campaigns, information exchange, and special access to product updates, enhancements, and new releases. The Company has established a program to focus on the use of SCO products at schools and universities, and in 1996 made free copies of its UNIX server licenses available to non-commercial organizations.


   EXECUTE GLOBAL STRATEGY

The Company's products are designed to support customers throughout the world, with local language versions available for Europe, Asia, and Latin America. SCO maintains sales and distribution offices throughout the world including those in the U.K., France, Germany, Italy, Denmark, Australia, Singapore, Japan, Canada, Hong Kong, China, Mexico, and throughout the U.S. In addition, the Company has established design and development centers in the U.K. and the U.S. to meet company-wide and local product development requirements. About half of the Company's total revenues are derived from international operations. International operations are subject to certain risks, including staffing and managing foreign operations, fluctuations in foreign currency exchange rates and regulatory requirements. A substantial portion of the Company's international net revenues are priced in the U.K. pound sterling, and operating results can vary with changes in the U.S. dollar exchange rate for such currency.


PRODUCTS AND PRODUCT ARCHITECTURE

   PRODUCT ARCHITECTURE

SCO provides a family of products for Business Critical Servers, as well as for specialized business and development workstations used with Business Critical Servers in many client/server installations. These products are based on a UNIX System kernel to which SCO has added extensive capabilities. The Company's products include the following components: operating systems, networking, user interfaces, client integration software, middleware and development tools. Operating systems are the instructions which interact with the microprocessor in a computer, allowing it to perform basic functions such as displaying information, processing inputs and storing and retrieving data. Operating systems also provide a platform for running applications which perform useful functions for end users, including database access, communications services, spreadsheets, and various utilities. Networking systems support numerous third-party local and wide-area networking products to allow enterprise-wide distributed computing. SCO's user interfaces provide an easy-to-use graphical desktop environment that enables users to access an organization's entire computing environment. SCO's Client Integration software integrates client devices, such as Windows PCs and NCs, with UNIX servers. Middleware adds additional capabilities, such as networking, system and network management, software distribution and backups. Development tools enable developers and customers to develop and maintain applications on SCO systems.

The Company has structured its product families to take advantage of the modular nature of the overall architecture. Depending on their requirements, customers can purchase packages ranging from a basic multi-user host system to a comprehensive enterprise server system, all of which operate with the Company's development tools.

PRODUCTS

The Company offers four categories of products: (1) server products, (2) client-integration products, (3) layered server products, which include SCO's Internet Family of products, and (4) embedded software products, such as software for Point-of-Sale/Point-of-Service (POS) devices and computer telephony.



SCO UNIXWARE PRODUCTS

SCO UnixWare 2.1 Application Server provides multi-user application services to businesses that put high demands on system reliability, performance, security, and networking. Built on the latest release of System V UNIX (SVR4.2 MP), SCO UnixWare 2.1 is the most modern and advanced release of the UNIX operating system on the market. SCO UnixWare 2.1 Application Server was designed from the ground up to be a high-performance, multi-processing release of the UNIX operating system while maintaining compatibility with the millions of UNIX systems already deployed by SCO and other market leaders. As an applications server, SCO UnixWare 2.1 provides all of the facets of business critical computing -- including built-in security, reliability, and fault tolerance-- on a standard, cost-effective, and high-performance Intel single- or multi-processor hardware platform. It supports thousands of enterprise, commercial, and industrial-grade applications and has established performance records running leading database systems from Oracle, Sybase, and Informix.

One of the striking things about the SCO UnixWare system's consistent record breaking performance is that these records were not established on proprietary hardware from a single supplier, but on standard technology components from several vendors. With Intel's establishment of its MP Spec, hardware vendors can compete in developing increasingly high-performance systems that will automatically support the SCO UnixWare system.

With the SCO UnixWare 2.1 system providing an open, standards based operating platform, and numerous hardware manufacturers supporting an open SMP(TM) implementation, customers are assured of increasing performance, increasing value, and the luxury of choice.



SCO OPENSERVER PRODUCTS

The SCO OpenServer system is today's leading UNIX server operating system for Intel processor-based platforms. Businesses use SCO OpenServer systems to simplify and speed business operations, better understand and respond to their customers' needs, and achieve a competitive advantage. SCO OpenServer systems are exceptional at running multi-user, transaction-based DBMS and business applications, communications gateways, mail and messaging servers in both host and client/server environments. SCO OpenServer Release 5 combines minicomputer-level reliability and availability with the Intel platform's exceptional price/performance, value and flexibility. Unlike other advanced operating systems, SCO OpenServer Systems revolutionize business productivity without obsoleting existing business critical systems, applications or data. Designed expressly for business critical computing, SCO OpenServer systems deliver what today's organizations are seeking - exceptional value and price/performance, extensible networking with existing LANs and WANs, easy integration with Windows desktops, built-in Internet access and services, simplified administration and management, and outstanding scalability for long term growth.

  Base SCO OpenServer Operating Systems--

   SCO OpenServer Enterprise System: The Enterprise System is a 32-bit, multi-user, multitasking X/Open(R) UNIX System-compliant operating system with integrated graphics, multi-protocol networking, Internet services, mail and messaging services, and remote systems administration and software management.

  SCO OpenServer Host System: The Host System is a 32-bit, multi-user, multitasking, X/Open UNIX System-compliant operating system with integrated graphics and simple PC connectivity and mail and messaging services. It can be easily upgraded to the Enterprise System when client/server or networking capabilities are required.

   SCO OpenServer Desktop System: The Desktop System is an advanced, single-user operating system that delivers secure workstation capabilities and performance on cost-effective Intel platforms.

SCO LAYERED SERVER PRODUCTS

SCO Layered Server Products include The SCO Internet Family of products, plus SCO Advanced File and Print Server, SCO(R) ARCserve(R)/Open from Cheyenne(R), and SCO Doctor(TM).

     The SCO Internet Family, featuring SCO Internet FastStart. The SCO Internet Family provides Internet access for corporate LANs. By using SCO FastStart as an Internet gateway, organizations can provide users with access to the vast resources of the Internet while providing advanced security; publish information for internal and external audience; create corporate intranets, and conduct electronic commerce

The cornerstone of the SCO Internet Family is SCO Internet FastStart. SCO FastStart has everything needed to get up and running on the web quickly. It includes a single-user version of the SCO OpenServer Enterprise System, multi-line PPP, multi-homing support, Netscape Navigator(TM), and Netscape Communications Server(TM). Installation and configuration are made simple via a HTML-based tool that guides the installer painlessly through the entire install process. SCO FastStart supports TCP/IP, IPX/SPX(TM), NFS(R), NIS, DNS, PPP, SMTP, POP networking protocols and includes network install capability.

SCO Internet FastStart also includes SCO Doctor Lite, for enterprise-class performance monitoring and systems management, and the SCO ARCserve/Open Lite graphical backup system. For file and print services to Windows desktops, it includes a copy of SCO Advanced File and Print Server, which provides full Windows NT Server compatible file and print services. SCO FastStart, like all SCO servers, runs on the cost-effective and scalable Intel processor platform.

      Additional SCO Internet Family Product Options -- For customers with existing SCO servers, or those who wish to extend the functionality of the SCO FastStart package, the SCO Internet Family also has a number of layered products. These include Netscape Commerce Server(TM), Netscape Communications Server, The Netscape Proxy Server(TM), Netscape Navigator, SCO Internet to NetWare Gateway, SCO Internet Security Package, and SCO PPP from Morning Star, and Oracle(R) WebServer 2.0.

      SCO Advanced File and Print Server - Seamless Integration of UNIX Servers and Windows. The SCO Advanced File and Print Server, when used with SCO OpenServer Release 5, creates a UNIX system based network operating system that allows file and printer access to PC running Microsoft Windows 95, Windows NT, Windows 3.x, OS/2(R), and MS-DOS.

Fully backward compatible with LAN Manager Release 2.2, SCO Advanced File and Print Server is based on the newest Microsoft NT networking technology and is peer-to-peer compatible with Microsoft NT. Because Advanced File and Print Server is actually based on NT technology, the server appears to the desktop clients exactly as if it were an NT server.

SCO Advanced File and Print Server provides a highly integrated environment allowing PCs to access files and printers in the native Windows format while accessing mission-critical business applications running on the server. UNIX directories are accessed as Windows network drives and UNIX printers are accessed as if they were connected directly to the desktop PC.

      SCO ARCserve/Open -- Multi-platform Network Backup and Restore. SCO ARCserve/Open is an easy-to-use, high-performance, comprehensive data management tool for enterprise networks. Developed by Cheyenne Software, the industry leader in backup and restore technology, SCO ARCserve/Open delivers a business critical data management system. SCO ARCserve/Open brings a unique combination of ease-of-use, automation, high performance, and reliability to the SCO platform. It provides the robust feature set that administrators require and the simplicity necessary for end-users to do their own backups.

Utilizing an intuitive Motif interface, SCO ARCserve/Open makes managing the backup of large servers and heterogeneous networks simple. Ease-of-use is enhanced by the Auto Pilot feature, which provides full automation of the data management process, including tape rotation. High throughput is provided by an efficient backup engine which optimizes performance of each tape drive, giving every ounce of performance your device can deliver. Even greater throughput is achieved with the Parallel Streaming feature, which supports simultaneous backup to multiple tape devices.

      SCO Doctor -- Pro-Active Remote Systems Management. The SCO Doctor advanced systems management tool is the first to address the many UNIX system configurations in use today. SCO Doctor incorporates advanced process monitoring, accurate diagnosis and automatic problem correction. Notification of alerts can be communicated to the administrator via pop-ups on the Doctor console, the built-in pager support, or by e-mail notices. Alerts, in turn, invoke intelligent action programs to automatically correct the problem or notify the system administrator that intervention is required. It supports diverse network protocols. The Doctor agent collects data from a variety of sources including the UNIX kernel, operating system configuration, the file system, standard UNIX performance monitoring commands and local utilities, as well as third party applications. SCO Doctor can be customized to meet a wide range of customer requirements. Views, reports, action programs, alerts, data collection subagents and file transfer programs can easily be customized using Tcl scripting commands.

     SCO Doctor for Networks(TM) systems management tool is an enhanced version of Doctor that can manage small networks or large installations of several thousand systems over a LAN or WAN. If required, support staff can use the "connect-back" capability of Doctor for Networks for live monitoring of the remote system and perform further diagnosis of problems via the simultaneous log-in facility. SCO Doctor Agent supports SNMP traps and provides extensive system query information through the Doctor enterprise MIB. Doctor for Networks supports everything from low-speed async dial-up modems to TCP/IP, PPP, SLIP and e-mail-enabled transports. It provides uncompromised operation over low-speed phone lines to ensure that the widest range of UNIX systems can, at last, "afford" to be managed. It includes a full-featured set of facilities for file transfer, remote command execution and remote login facilities. By incorporating powerful remote communications features, the need to purchase a separate communications product is eliminated.



SCO CLIENT-INTEGRATION PRODUCTS / THE SCO VISION FAMILY

The SCO Vision family includes powerful and extensible Windows to UNIX Systems integration products, providing a "best of both worlds" solution - the reliability and scalability of UNIX Systems and the plug-and-play ease of Microsoft Windows. These products are available and optimized for all Windows platforms, including 3.1, NT, and Windows 95.

   SCO SuperVision - Remote Management of Windows Desktops

SCO(R) SuperVision(TM) gives system administrators the power to remotely manage, configure and control SCO Vision Family desktops on the corporate network. By allowing updates to all desktops in a single stroke, SCO SuperVision can dramatically cut the cost of managing and supporting large groups of Windows users. SCO SuperVision will manage both PC's directly connected to the network and those connected remotely over a modem link.

  SCO VisionFS - Microsoft File and Print Services

SCO VisionFS(TM) provides Microsoft file and print services from any UNIX server (HP, Sun, IBM, Digital, SCO etc.) to Windows PCs. It makes a UNIX server appear like any other Windows machine on the network. No software has to be installed on the PC to allow access to files and printers on the UNIX server. Using the SCO VisionFS smart server approach delivers dramatic cost savings in installation, administration and maintenance of PCs, compared to NFS client solutions.

   SCO TermVision - The Business Critical Terminal Emulator

SCO(R) TermVision(TM) is a powerful 32-bit terminal emulation package which presents UNIX character-based applications, files and services in Windows terms for Windows users. SCO TermVision increases efficiencies, flattens the learning curve and reduces administration overhead with a combination of highly configurable emulators, secure and intelligent communications, and facilities for remote administration.

   SCO XVision - The Transparent PCX Server for Microsoft Windows

SCO(R) XVision(R) is the world's first transparent PC X server - designed so that all users see is Microsoft Windows. Using a transparent interface, SCO XVision can reduce the cost and need for training and support. Users can use XVision and Windows applications side by side without even knowing it.

   SCO SQL-Retriever - ODBC Middleware for Simultaneous Access to Multiple Databases

SCO(R) SQL-Retriever(TM) is an Open Database Connectivity (ODBC) middleware product designed to provide simultaneous access to a range of UNIX databases. SCO SQL-Retriever also supports the Java Database Base Connectivity (JDBC) protocol, for full access to databases across Internet/intranet networks. With SCO SQL-Retriever users can link Windows spreadsheets, development tools, report writers or Windows databases with all popular UNIX databases. PC users can take advantage of Windows productivity tools to present their text-based databases with all popular UNIX databases. PC users can take advantage of Windows productivity tools to present their text-based database information in a more flexible way. Developers can use SCO SQL-Retriever to create distributed applications working with multiple hosts and databases without needing to buy proprietary database tools for each.

Premier Motif - The Business Critical Motif

Premier Motif is a complete service for Motif developers including software and support. SCO ensures that users invest their time in developing applications rather than debugging or developing Motif itself. Premier Motif has developed from over three years' experience as the world's leading third party Motif supplier. When Sun made the move to Motif it was Premier Motif they chose to license. Premier Motif focuses on providing the highest quality Motif libraries, refining and enhancing OSF/Motif and ensuring a robust and portable development base. SCO has taken OSF/Motif and added numerous bug fixes and enhancements, many not found in any other vendor's Motif implementation.



SCO EMBEDDED PRODUCTS

SCO's new Embedded Systems division is specifically dedicated to creating small-footprint operating systems and associated software for the point-of-sale/point-of-service (POS) markets, as well as a network-client operating systems for the emerging low-cost client devices (such as network computers or NCs) that will play an increasingly important role in The Internet Way of Computing.

SCO's POS sales continue to grow. The SCO POS solution -- a small, low-cost version of the SCO OpenServer system for the POS devices -- has enabled many retail outlets to integrate their front-counter POS systems with their in-store platforms (ISPs) and their business-critical UNIX servers at their corporate headquarters and distribution centers.


MARKETS

The Company targets three major market segments: (1) primary information systems for small and medium-sized businesses, (2) replicated systems for use in distributed information systems in medium-sized and large organizations, including Fortune 1000 Corporations, and (3) business-critical enterprise servers for large and medium-sized businesses.

The Company's products are used in a wide variety of applications, including commercial applications such as POS systems, customized computing systems for various vertical business areas and general business systems. Key targeted industries include retail, finance and banking, government, distribution, telecommunications, transportation and manufacturing. Sophisticated applications currently running on SCO Business Critical Servers include banking teller systems, reservation systems, customer service information systems and financial dealer trading systems.


SALES AND DISTRIBUTION

Over the past 10 years, SCO has developed a highly trained and diverse sales and distribution channel of over 6,600 resellers and systems integrators including 100 distributors and 30 OEMs. These channel partners are selected for their expertise and experience. Depending on the type of relationship with SCO, they may receive discounts off list prices. In some cases, the contractual arrangements require minimum purchases and are generally terminable by either party. The Company permits selected resellers to return products for stock balancing, provided a new equivalent order is received. In the event the Company reduced product prices, the Company's standard terms for these resellers provide credit for inventory ordered in the previous 60 days, which can be applied against future purchases. Customers may not return products for a refund. In the fourth fiscal quarter of 1995, the Company increased its provision for exchange of products in its international operations which adversely affected its operating results. Up to this point, stock balancing and exchanges had not created any material adverse impact on the Company's operating results. There can be no assurance, however, that stock balancing and exchanges in the future will not adversely affect the Company's operating results. The SCO sales and distribution channels focus on three major customer groups:

   Small and Medium-Sized Businesses. SCO works with VARs and authorized resellers which develop and/or sell business solutions to small and medium-sized businesses.

   Corporate Customers. In the U.S., and for selected customers across Europe, SCO has developed a major account team that builds and manages the relationships with customers in targeted industries as well as with the Company's channel partners who support these customers. In smaller markets this role is filled by major distributors. SCO provides direct support to major corporate customers. In addition, support is provided by OEMs who market SCO solutions on their hardware, systems integrators who develop project-specific solutions integrating SCO products with other vendors' products, and VARs who provide industry-specific, ready-to-use solutions.

Government Customers. In the U.S., SCO has a dedicated account team that manages the relationships with government agencies. Government sales outside the U.S. are managed by SCO regional management or by OEMs, major distributors or major resellers. SCO also works with federal system integrators who integrate products from various vendors and provide support services for complete projects.


CUSTOMER SUPPORT AND SERVICE

Because of the business-critical use of SCO's products, customer support and services have become essential to achieve a high level of customer satisfaction. The Company's services are designed to support its wide range of customers, from small and medium-sized businesses to large enterprises, both at the end user and reseller levels. The Company, through its worldwide customer support and service staff and its authorized third-party education, support and channel partners, offers a variety of support and services:

* Technical Support includes a variety of support offerings including online support through the World Wide Web, a dial-up bulletin board and varying levels of telephone support for channel partners and corporate accounts;

* Educational Services include courseware and instruction guides provided to approximately 140 Authorized Education Centers, which in turn provide training and education materials to both end users and resellers in local languages;

* Consulting Services consist of direct assistance, including on-site technical personnel for extended assignment, and integration, implementation and deployment of applications on SCO platforms for branch automation and other large business environments;

* Developer Services include technical advisory and support services as well as access to early product releases for application developers; and

* Engineering Services consist of engineering personnel who assist OEMs to port and support SCO products on their hardware platforms.

The Company sells support services to end users on an annual contract or as-needed basis. Options are available so that customers can tailor the support solution to meet their specific needs. Electronic access is available through the World Wide Web, remote or local bulletin boards and through discussion groups on CompuServe and the Internet. Software updates, enhancements, and bug fixes are also available electronically. SCO also supports end users via Authorized Support Centers and Premier Service Centers. The Company also provides its support services to distributors, VARs, OEMs and integrators.

PRODUCT DEVELOPMENT

Since its inception, the Company has focused considerable resources on the development and integration of UNIX systems and open systems software technologies and standards for Intel CPU-based computers. SCO has developed skills in operating systems, user interfaces, networking, porting and applications software support. The Company's development strategy is based upon utilizing and building upon technologies it owns, such as UNIX Systems technologies as well as products already available in the marketplace. In December of 1995, SCO purchased the UNIX Systems technologies and business from Novell Corporation and is now a primary driving force behind this open systems platform.

SCO devotes considerable resources to ongoing product testing and quality assurance to support product reliability. The Company believes that its abilities to integrate product technologies, to incorporate a wide variety of standards into its products, and to continue to offer enhancements to its existing products are essential to maintaining its competitiveness in the marketplace. SCO has introduced development tools which allow developers to write applications which take advantage of the increased power of the ongoing Intel family of processors, including the Pentium and Pentium pro. In addition, the Company now offers localized versions of its core business critical servers, including SCO UnixWare products in English, French, Italian, German, Spanish, and Japanese, and SCO Open Server products in French, German, Chinese and Japanese.

SCO product development is comprised of four distinct development organizations. Each development organization has a specific focus and charter which directly aligns with SCO's over-arching strategic directions. These development organizations have the following focus:
         1. The Platform Products Division has responsibility for the core operating systems and services including SCO UnixWare, SCO OpenServer, Gemini I and Gemini-64 products. This organization is also responsible for additional OS services such as SCO(R) Merge(TM), Virtual Disk Manager and On Line Data Manager (RAID subsystems), Development Systems and new technology development that are UNIX kernel-related such as clustering and NUMA support.

         2. The Layered Server Products Division has responsibility for many layered server functions that extend the capabilities of the core operating systems. These services include file and print services, system management and backup services, and, most important, Internet services. The Layered Server Products Division sells Internet services as add-on products and also offers a fully integrated Internet Server called SCO Internet FastStart.
         3. The Client Integration Division has responsibility for SCO's "Windows integration" and "any-client integration" products and services. SCO's strategy is to integrate almost any client with almost any UNIX server. This organization builds the SCO Vision family of products which includes SCO XVision, SCO TermVision, SCO SuperVision, SCO SQL-Retriever, and SCO VisionFS. New activities underway include project name "Tarantella" which extends SCO's "any-client" proposition to SCO's Internet Way of Computing strategy.
         4. The Embedded Systems Division has responsibility for developing products for embedded client and server environments. Created in 1996, this division focuses its efforts on developing the Network Client Operating System to support SCO's strategy for The Internet Way of Computing, and the SCO Point of Service (POS) toolkit. This group is also exploring and evaluating "thin-servers" to address the need for vertically integrated server environments.

The market for the Company's products is characterized by rapidly changing technology, evolution of new industry standards, and frequent introductions of new products and product enhancements. The Company's success will depend upon its continued ability to enhance its existing products, to introduce new products on a timely and cost-effective basis to meet evolving customer requirements, to achieve market acceptance for new product offerings, and to respond to emerging industry standards and other technological changes. There can be no assurance that the Company will be successful in developing new products or enhancing its existing products or that such new or enhanced products will receive market acceptance. The Company's success also depends upon its ability to license from third parties and to incorporate into its products new technologies that become industry standards. There is no assurance that the Company will continue to obtain such licenses on favorable terms or that it will successfully incorporate such third-party technologies into its own products.

The Company anticipates new releases of many of its products in the fiscal year ending September 30, 1997. There is no assurance that such new releases will not be affected by technical problems or "bugs", as is common in the software industry. Furthermore, there can be no assurance that these or other future product introductions will not be delayed. Delays in the availability, or a lack of market acceptance, of new or enhanced products could have an adverse effect on the Company's business. There can be no assurance that product introductions in the future will not disrupt product revenues and adversely affect operating results.

COMPETITION

The market for Intel operating systems is very competitive and rapidly changing. The Company currently encounters significant competition from a limited number of direct competitors including IBM, Microsoft, and Sun Microsystems, which offer hardware-independent multi-user operating systems for Intel platforms, and from OEMs such as AT&T, DEC, Hewlett-Packard, IBM, Olivetti, Sun Microsystems and Unisys, which offer their own versions of the UNIX System on a variety of RISC and Intel CPU-based hardware. Many of these hardware competitors also offer SCO's system software products, either through direct OEM agreements or indirectly through the various distribution channels used by the Company. In addition, to the extent the Company's products penetrate the markets for larger and multiprocessor servers, SCO will increasingly face competition from IBM's AS/400, DEC's Alpha-based servers, and Sequent servers.

Competitive systems not based on Intel microprocessors are offered by DEC, Hewlett Packard, IBM, and Sun, among others. These systems are sold with operating system software which is based upon the UNIX System and offer many of the benefits of the Company's products. The Company also expects to receive increasing direct competition on the Intel platform from OEM versions of the UNIX System and from such hardware-independent operating systems as Microsoft Windows NT and SunSoft's Solaris for Intel. The Company expects Microsoft Windows NT (server and workstation) to continue to offer significant and increasing competition to UNIX System products, including SCO products. Many of these competitors and potential competitors have significantly greater financial resources, more technical personnel and more extensive marketing and distribution capabilities than the Company. The major factors that affect the competitive market for the Company's products include product reliability, availability of user applications, compliance with industry standards, ease of use, networking capability, breadth of hardware compatibility, quality of support and customer services, product performance and price.

In addition, certain competitive products may have advantages compared to certain SCO products. Microsoft Windows NT has greater name recognition than the Company's products and is being designed to run on a greater range of processors. The Company's exclusive focus on operating systems may be a competitive disadvantage to those competitors which offer a wider range of products. The Company may also be at a disadvantage relative to those competitors who have greater financial resources, larger technical staffs, and more extensive marketing and distribution capabilities. There can be no assurance that either existing or new competitors will not develop products that are superior to the Company's products for basic desktop and certain server applications for the UNIX System. If competition were to cause the Company to reduce its prices significantly, the Company's results of operations could be adversely affected. The Company's future success will depend in large part on the following conditions: the continued growth of the UNIX market for business and governmental organizations, the Company's ability to continue to license additional products and product enhancements to existing customers, and the ability to identify and market its products to new markets and customers. There can be no assurance that future competition will not have a material adverse effect on the Company's results of operations.

The Company's strategy is to offer products that conform to industry standards. Industry standards may be established by organizations composed of vendors, by government agencies, by academic institutions, or by market acceptance. Industry standards typically are based on specifications for which there can be competing implementations. Because standards are open (not proprietary), competitors can readily access the technology to include in their products, and SCO does not believe that offering products conforming to industry standards will provide SCO with a competitive advantage.

The Company's products are offered primarily for multi-user computer environments on Intel CPU-based computers. The market for MS-DOS and Windows on personal computers for personal productivity is substantially larger than the market for UNIX Systems on Intel CPU-based computers. Because the Company competes in a smaller market than the personal productivity market addressed by MS-DOS and Windows, the Company's potential for future growth will depend in part on the extent to which the UNIX market continues to grow. The existence of a number of different versions of UNIX operating systems may have adversely affected the growth of the UNIX market compared to alternative operating systems. However, the emergence of such technologies as the Internet, the World Wide Web, Java, network computers and the TCP/IP networking protocol as de facto industry standards has helped strengthen the position of UNIX system as an operating system that functions consistently across a broad range of hardware platforms and computing architectures such as HOST, Client/Server and now Internet Computing. In addition, SCO is working with The Open Group, a major international standards group, to support the implementation of standard application programming interfaces (APIs) that will support applications compatibility across different versions of UNIX system. To date, SCO and other major UNIX vendors have adopted varying schedules for compliance with these API specifications, and there can be no assurance this effort will be successful.


PROPRIETARY RIGHTS

The Company attempts to protect its software with a combination of copyright, trademark, and trade secret laws, employee and third-party nondisclosure agreements, license agreements, and other methods of protection. Despite these precautions, it may be possible for unauthorized third parties to copy certain portions of the Company's products or reverse engineer or obtain and use information the Company regards as proprietary. While the Company's competitive position may be affected by its ability to protect its intellectual property rights, the Company believes that trademark and copyright protections are less significant to the Company's success than other factors, such as the knowledge, ability, and experience of the Company's personnel, name recognition, and ongoing product development and support.

The Company's software products are generally licensed to end users on a "right-to-use" basis pursuant to a perpetual license. The Company licenses its products to end users primarily under "shrink-wrap" license (i.e., licenses included as part of the product packaging). Shrink-wrap licenses, which are not negotiated with or signed by individual end-user licensees, are intended to take effect upon opening of the product package. Certain provisions of such licenses, including provisions protecting against unauthorized use, copying, transfer, and disclosure of the licensed product, may be unenforceable under the laws of certain jurisdictions. In addition, the laws of some foreign countries do not protect the Company's intellectual property rights to the same extent as do the laws of the U.S.

As the number of software products in the industry increases and the functionality of these products further overlaps, the Company believes that software products will increasingly become subject to infringement claims. There can be no assurance that third parties will not assert infringement claims against the Company and/or against the Company's suppliers of technology. In general, the Company's suppliers have agreed to indemnify the Company in the event any such claim involves supplier-provided software or technology, but any such claim, whether or not involving a supplier, could require the Company to enter into royalty arrangements or result in costly litigation.

The Company depends on the availability of technology from third parties. Most of the software licensed by the Company is written to comply with industry standards and because the licensor is seeking to broaden its market it is made widely available on a non-exclusive basis by the licensor. As a result, this software is also readily available to competitors of the Company which want to incorporate such software into their products. SCO has several license agreements with Microsoft pursuant to which Microsoft has provided software technology to SCO, including XENIX. Microsoft has rights to terminate its licenses with SCO in the event of the acquisition of SCO by a competitor of Microsoft, which may affect any such acquisition. SCO believes that, if such an acquisition occurred and Microsoft canceled these licenses, SCO could obtain alternative technology from other sources and could incorporate such technology into SCO's products. However, the loss of any significant third-party license, including the Microsoft licenses, or the inability to license additional technology as required, could have a materially adverse effect on the Company's results of operations until such time as the Company could replace such technology.


EMPLOYEES

As of September 30, 1996, the Company had 1,188 employees, including 423 in product development, 524 in sales and marketing, 32 in customer support services, and 209 in finance, manufacturing and distribution services and administration.

The Company's success depends in part on its executive officers, none of whom are subject to long-term employment contracts. The loss of any current executive officer could adversely affect the Company's business. The success of the Company also depends in part on its ability to attract and retain qualified technical, managerial, and marketing personnel. Competition for such personnel is intense in the software industry and there can be no assurance that the Company will be successful in attracting and retaining such personnel.


ITEM 2.  PROPERTIES

The Company is headquartered in Santa Cruz, California, where it leases administrative, sales and marketing, product development, manufacturing and distribution facilities. The Company leases additional facilities for administration, sales and marketing and product development in Mountain Heights Center, New Jersey and Watford, England. The leases for the Company's facilities expire at various dates through 2020. The Company has renewal options, at fair market value, under many of these leases and believes that in any event additional or alternative space adequate to serve the Company's foreseeable needs would be available on commercially reasonable terms.

The Company's field operations occupy leased facilities in 12 locations in the United States. In addition, the Company's subsidiaries and sales offices in France, Germany, Italy, Spain, Sweden, Denmark, Singapore, Australia, China and Mexico lease space for their operations. Worldwide, the Company leases property in 38 locations consisting of an aggregate of approximately 400,000 square feet. The Company believes that these facilities are adequate for its needs in the foreseeable future.


ITEM 3.  LEGAL PROCEEDINGS

The Company currently has four lawsuits pending. In August 1993, a securities class action lawsuit was filed in Superior Court of San Francisco, California and is now pending in the Superior Court of Santa Clara County, California against the Company, one current employee, three former employees and the Company's underwriters. The lawsuit alleges violations of the Securities Act of 1993, pertaining to alleged misrepresentations and omissions in the Company's Registration Statement and Prospectus in connection with its initial public offering. In May 1994, the case was dismissed at the pleading stage. The plaintiffs filed a notice of appeal in June 1994. The appellate court reversed the decision of the lower court. Further appellate review was not granted by the U.S. Supreme Court and the case has been remanded to the Superior court for further proceedings and discovery. In February 1995, Micro-Quick Systems, Inc., a software dealer, commenced legal action against the Company in the Superior Court of San Bernadino County, California seeking to recover unspecified damages in excess of $1million. Micro-Quick alleges the Company failed to deliver conforming product and failed to support said product. The Company filed a demurrer which was sustained by the court with leave to amend. An amended complaint was filed by the plaintiffs in June 1995 and a second demurrer was filed by the Company. In August 1995, the Court upheld Plaintiff's breach of contract claim, dismissing all other causes of action with leave to amend. An amended complaint was filed by the plaintiffs in September 1995 and a demurrer was filed by the Company in October 1995. The court overruled SCO's demurrer with respect to the breach of express warranty, negligent misrepresentation and intentional misrepresentation. The court sustained the demurrer with leave to amend as to the remaining causes of action. Plaintiff failed to amend. In December 1995, an action was filed in the Superior Court of Santa Cruz County, California by a former employee against the Company alleging employment discrimination, wrongful termination and related claims. In September 1996, an action was filed in the Circuit Court of Cook County, Illinois by a former employee against the Company and one current employee alleging breach of contract regarding sales commission payments.

While the Company does not believe any of these lawsuits are meritorious or that they will either individually or in the aggregate have a material adverse impact on the Company's results of operations or financial condition, the resolution of the securities class action could result in a significant non-recurring charge that could adversely impact the Company's earnings per share in the fiscal quarter in which such resolution occurred.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth fiscal quarter of 1996.

EXECUTIVE OFFICERS AND OFFICERS OF THE REGISTRANT

The executive officers and officers of the Company as of September 30, 1996 were as follows:

Name                                Age              Position with the Company
----                                ---              -------------------------

EXECUTIVE OFFICERS:

Alok Mohan                          48               President, Chief Executive Officer and acting Chief Financial
                                                     Officer

Douglas L. Michels                  42               Executive Vice President, Chief Technical Officer

Edwin Adams                         52               Senior Vice President and General Manager, The Americas

Ray Anderson                        38               Senior Vice President, Client Integration Division

Scott McGregor                      40               Senior Vice President, Products

Jack Moyer                          47               Vice President, Human Resources

Steve Sabbath                       49               Vice President, Law and Corporate Affairs and Secretary

Geoff Seabrook                      48               Senior Vice President, EMEA

OFFICERS:

Gary Horning                        43               Vice President, Strategic Marketing

John Jarvis                         52               Senior Vice President, International Planning and Business
                                                     Development

Helene Mann-Bouchard                36               Vice President, Worldwide Customer Delivery Systems

David McCrabb                       48               Vice President, Marketing and Channel Sales

Michael Tilson                      44               Chief Information Officer

James Wilt                          50               Vice President, Business Development

Mr. Mohan has served as President since December 1994 and as Chief Executive Officer since July 1995. In December 1994, he was elected as a director and assumed the position of President, Chief Operating Officer and Chief Financial Officer. Prior to this appointment, beginning in May 1994, Mr. Mohan served as Senior Vice President, Operations and Chief Financial Officer. Prior to joining the Company, Mr. Mohan was employed with NCR, where he served as Vice President and General Manager of the Workstation Products Division from January 1990 until July 1993 before assuming the position of Vice President of Strategic Planning and Controller, with responsibility for financial planning and analysis as well as worldwide reporting, from July 1993 to May 1994.

Mr. Michels has served as Chief Technical Officer since February 1993 and as a director of the Company since 1979. Mr. Michels has served as the Company's Executive Vice President since he co-founded the Company in 1979. Mr. Michels is one of the founders of Uniforum, a UNIX user consortium, and served as its President from 1989 to 1990.

Mr. Adams was named Senior Vice President and General Manager, The Americas in December 1994, from May 1993 to December 1994, he served as the Company's as Vice President, The Americas, Field Operations. Mr. Adams served as Senior Vice President of Sales and Marketing for Telebit from June 1992 until May 1993. From October 1988 to June 1992, he served as Vice President of Marketing and Vice President of Sales for Oracle.

Mr. Anderson was named Senior Vice President and Managing Director, Client Integration Division in December 1994. Mr. Anderson was named Senior Vice President of SCO and Managing Director of IXI Limited when SCO acquired IXI Limited in February 1993. Mr. Anderson was a founder of IXI Limited and served as its Managing Director commencing in 1987.

Mr. McGregor was named as Senior Vice President, Products in February 1992. Between 1990 and 1992, he served as Vice President, Product Strategy and later served as Vice President and General Manager of the Products Business Unit. Prior to joining SCO, he was employed as Director of the Western Software Laboratory for Digital Equipment Corporation between 1985 and 1990.

Mr. Moyer was named Vice President, Human Resources in August 1995. Prior to joining the Company, Mr. Moyer served as Vice President, Human Resources for the following companies: Ore Ida Foods from 1992 to August 1995; Maspar Computer Corporation from November 1991 until November 1992; Businessland from January 1985 until November 1991. Mr. Moyer's senior human resources management experience also includes positions at National Micronetics, Inc. and National Semiconductor Corp.

Mr. Sabbath was named Vice President, Law and Corporate Affairs and Secretary in February 1993. Between 1991 and 1993, he served as Vice President, Legal Affairs. Prior to joining the Company, between February 1988 and January 1991, Mr. Sabbath was the Deputy General Counsel for Sun Microsystems, Inc., a manufacturer of UNIX system-based hardware and software.

Mr. Seabrook was named Senior Vice President, EMEA in January 1996. Since joining the Company in 1989, Mr. Seabrook has held a number of strategic positions. Prior to joining the Company, Mr. Seabrook served as Vice President International Operations at Century Data Inc.

Mr. Horning was named Vice President, Strategic Marketing in October 1995. Prior to joining the Company, Mr. Horning served as Vice President, Partnership Marketing for AT&T/GIS between June 1993 and October 1995 where he gained experience in product management, sales and strategic planning. From June 1989 until June 1993 he served as Assistant Vice President Product Line Management for AT&T/GIS (NCR).

Mr. Jarvis was named Senior Vice President, International Planning and Business Development in April 1996. Prior to this appointment, Mr. Jarvis served as Senior Vice President, Operations and Chief Financial Officer commencing in February 1995. He first joined SCO's subsidiary, The Santa Cruz Operation, Ltd., in April 1991. There he held the position of Vice President of Operations for the Company's European, Middle Eastern, and African regions. He was responsible for finance, manufacturing, information systems, and contract functions. In February 1993, Mr. Jarvis assumed the position of Vice President, Pacific Rim Field Operations, overseeing all sales and marketing support for the Company's business activities throughout Asia.

Ms. Mann-Bouchard joined the Company in 1984 and held various positions until December 1994 when she became Vice President, Worldwide Manufacturing Distribution and Information Services. In July 1995, Ms. Mann-Bouchard was named Vice President, Worldwide Customer Delivery Systems.

Mr. McCrabb was named Vice President, Marketing and Channel Sales in January 1995. Prior to joining the Company, Mr. McCrabb served as Vice President and General Manager for Applied Digital Data Systems, a wholly owned subsidiary of NCR, since February 1994. From November 1989 to February 1992, he served as Vice President, Sales and Marketing for Primary Access Corporation.

Mr. Tilson was named Chief Information Officer in July 1995. Previously, he served the Company as Senior Vice President, Services beginning in October 1991. From 1990 to 1991, he served as President, SCO Canada, Inc. Prior to joining SCO, he was President of HCR Corporation, a supplier of UNIX systems software and services. HCR was acquired by the Company in May 1990 and became SCO Canada, Inc.

Mr. Wilt has served as the Company's Vice President of Business Development since August 1991. Since joining the Company in 1983, Mr. Wilt has held a number of strategic positions both in the US and in Europe including that of Vice President, International. Mr. Wilt formerly held management positions in sales, marketing, and planning at Xerox, Honeywell and Amdahl.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

The following required information is filed as a part of the report:

The Company has not paid cash dividends on its common stock. The Company's common stock is traded over-the-counter and is quoted on the Nasdaq National Market under the symbol "SCOC". The following table sets forth the range of high and low closing sale prices for the Common Stock:

                                                                   Low Sale Price                     High Sale Price
                                                                   --------------                     ---------------
Fiscal 1995:

     First Quarter                                                       8-3/8                            11-1/2
     Second Quarter                                                      9-1/4                            15
     Third Quarter                                                       7-1/2                            14-5/16
     Fourth Quarter                                                      5-1/2                            12-1/8

Fiscal 1996:

     First Quarter                                                       5-5/8                            8-3/8
     Second Quarter                                                      5-5/8                            7-1/2
     Third Quarter                                                       6-5/8                            8-7/8
     Fourth Quarter                                                      5-5/8                            7-1/4

On September 30, 1996, there were approximately 9,200 holders of record of the Company's Common Stock.

ITEM 6.  SELECTED FINANCIAL DATA

The information set forth on page 16 of the 1996 Annual Report to Shareholders is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information set forth on pages 17 through 21 of the 1996 Annual Report to Shareholders is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements and supplementary financial information for the Company and report of independent auditors set forth on pages 22 through 35 of the 1996 Annual Report to Shareholders are incorporated herein by reference.

         - Consolidated Statements of Operations for each of the three years in the period ended September 30, 1996
         -  Consolidated Balance Sheets as of September 30, 1996 and 1995
         - Consolidated Statements of Shareholders' Equity for each of the three years in the period ended September 30, 1996
         - Consolidated Statements of Cash Flows for each of the three years in the period ended September 30, 1996
         -  Notes to Consolidated Financial Statements
         -  Report of Independent Accountants
         -  Quarterly Financial Information

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information with respect to Directors may be found under the caption "Election of Directors" of the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held February 25, 1997 (the "Proxy Statement"). Such information is incorporated herein by reference. Information with respect to Executive Officers and Officers may be found on pages 14 through 16 hereof, under the caption "Executive Officers of the Registrant."


ITEM 11. EXECUTIVE COMPENSATION

The information set forth under the caption "Executive Compensation and Other Matters" of the Company's Proxy Statement is incorporated herein by reference.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information set forth under the caption "Record Date and Principal Share Ownership" of the Company's Proxy Statement is incorporated herein by reference.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information set forth under the captions "Certain Transactions with Management" and "Compensation Committee Interlocks and Insider Participation" of the Company's Proxy Statement is incorporated herein by reference.

                                     PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  Documents filed as part of Form 10-K

         1.        Financial Statements

                  The financial statements of the Company as set forth under
Item 8 of this report on Form 10-K are incorporated herein by reference.

         2.       Financial Statement Schedules

                  Schedule                                                                       Page
                  Number            Description                                                 Number
                  --------          -----------                                                 ------

                       II           Valuation and Qualifying  Accounts                             22

                  The independent auditors' report with respect to the above-listed financial statement schedules appears on page 21 of this report on Form 10-K. Financial statement schedules other than those listed above have been omitted since they are either not required, not applicable, or the information is shown in the financial statements or notes thereto.

         3.       Exhibit Listing

                  Exhibit
                  Number            Description
                  -------           -----------

                    2.0             Asset Purchase Agreement By and Between The Santa Cruz Operation, Inc.
                                       and Novell, Inc. (4)
                    3.1             Restated Articles of Incorporation of Registrant. (2)
                    3.2             Bylaws of Registrant, as amended. (5)
                    4.1             Specimen Common Stock Certificate of Registrant. (1)
                   10.1                Packaged Goods Product Agreement
                                       (contract #1292-8196) with Microsoft
                                       Corporation effective April 1, 1988 and
                                       amended December 19, 1989 and
                                       May 3, 1991. (1)
                   10.2                Binary Distribution Product Agreement
                                       (contract #1292-8195) with Microsoft
                                       Corporation effective April 1, 1988 and
                                       amended December 19, 1989 and
                                       May 3, 1991. (1)
                   10.3             License Agreement for MS-DOS (contract #1292-7352) with
                                       Microsoft Corporation effective August 1, 1987 and amended January 22, 1988,
                                       April 1, 1990 and November 12, 1991. (1)
                   10.4             License Agreement for Key Microsoft Products (contract #1292-8197) with
                                       Microsoft Corporation effective September 22, 1988 and amended September
                                       10, 1990 and July 3, 1991. (1)
                   10.5             License Agreement for Microsoft C Compiler (contract #1292-6007) with
                                       Microsoft Corporation effective May 15, 1985 and amended July 24, 1986 and August 28, 1986. (1)
                   10.6             Microsoft-SCO Technology Schedule as of July 20, 1989. (1)
                   10.7             Software Agreement with AT&T Information Systems, Inc. effective May 6,
                                       1987, as amended. (1)
                   10.8             Sublicensing Agreement with AT&T Information Systems, Inc. effective
                                       August 23, 1989, as amended. (1)
                   10.9             Letter Agreement between The Santa Cruz Operation, Inc. and UNIX System
                                       Laboratories dated as of September 30, 1992. (1)
                   10.10            Application Compatibility Cooperation Agreement with AT&T Information
                                       Systems, Inc. effective August 21, 1990. (1)
                   10.11            Software License Agreement with Locus Computing Corporation effective
                                       January 11, 1989. (1)

                  10.12             Lease with Encinal Partnership No. 1 commencing May 1, 1991 (100 Pioneer
                                       Street). (1)
                  10.13             Lease with Encinal Partnership No. 1 commencing January 1, 1989 (425
                                       Encinal Street). (1)
                  10.14             Lease with Wave Crest Development, Inc. commencing August 1, 1987 (440
                                       Encinal Street). (1)
                  10.15             Lease with Wave Crest Development, Inc. commencing June 1, 1988 (400
                                       Encinal Street). (1)
                  10.16             Lease with Wave Crest Development, Inc. commencing July 1, 1988 (399
                                       Encinal Street). (1)
                  10.17             Form of Indemnification Agreement. (1)
                  10.18             Master Registration Rights Agreement as amended. (1)
                  10.19             1993 Stock Purchase Plan and form of Stock Purchase Agreement. (3)
                  10.20             1994 Incentive Stock Option Plan and form of Incentive Stock Option
                                       Agreement. (3)
                  10.21             401(k) Plan, as amended. (1)
                  10.22             Series C Preferred Stock Purchase Agreement dated May 22, 1989, with
                                       Microsoft Corporation, as amended. (1)
                  10.23             Revised 1993 Employee Stock Purchase Plan. (5)
                  10.24             1993 Director Stock Option Plan. (1)
                  10.25             Proxies granted to Mr. Lawrence Michels by Lee Richard Kaplan, Barbara
                                       Michels, David Michels, Dia Michels, Geri Snyder, Robert Spector, Hugh
                                       Spector, Franklin Spector and Shereen Spector on April 8, 1985. (1)
                  10.26             Proxy granted to Douglas Michels on Aril 18, 1985. (1)
                  10.28             Proxy granted to Lawrence Michels by Jordan Michels. (1)
                  10.32             Form of Letter Agreement with Lars H. Turndal. (1)
                  10.33             Lease with Pinn Brothers Properties commencing May 19, 1992 (320, 324 and
                                       300 Encinal). (1)
                  11.1              Statement regarding computation of net profit (loss) per share.
                  13                Annual Report to Shareholders.
                  21.1              Subsidiaries of Registrant.
                  23.1              Consent of Independent Auditors.
                  27.1              Financial Data Schedule.

(1)    Incorporated by reference to Registration Statement 33-60548 on Form S-1.

(2)    Incorporated by reference to the Form 10-K filed on December 24, 1993.

(3)    Incorporated by reference to the Form 10-K filed on December 23, 1994.

(4)    Incorporated by reference to the Form 8-K filed on December 20, 1995.

(5)    Incorporated by reference to the Form 10-K filed on December 22, 1995.

-------------------

(b)    Reports on Form 8-K.

              No reports on Form 8-K were filed during the last quarter of fiscal 1996.

                          INDEPENDENT AUDITORS' REPORT





The Board of Directors and Shareholders of The Santa Cruz Operation, Inc.:




Under date of October 25, 1996, we reported on the consolidated balance sheets of The Santa Cruz Operation, Inc. and subsidiaries as of September 30, 1996 and 1995, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the years in the three-year period ended September 30, 1996, as contained in the 1996 annual report to stockholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year 1996. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the related financial statement schedule as listed in the accompanying index. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.




 /s/  KPMG Peat Marwick, LLP
-------------------------------

KPMG Peat Marwick, LLP

San Jose, California
October 25, 1996

                         THE SANTA CRUZ OPERATION, INC.
                              SCHEDULE II/RULE 5-04
                        VALUATION AND QUALIFYING ACCOUNTS

                  YEARS ENDED SEPTEMBER 30, 1996, 1995 AND 1994
                                 (In thousands)


                                           BALANCE AT    CHARGED TO                                BALANCE
                                           BEGINNING    REVENUES OR                                AT END OF
DESCRIPTION                                OF PERIOD     EXPENSES      DEDUCTIONS    OTHER (1)      PERIOD
                                           ---------    -----------    ----------    ---------     ---------
Year Ended September 30, 1996
      Allowance for returns                 $11,110       $24,643       $26,508            --       $ 9,245
      Allowance for doubtful accounts         2,285           635         1,035            --         1,885
                                            -------       -------       -------       -------       -------
          Total allowance                   $13,395       $25,278       $27,543            --       $11,130
                                            =======       =======       =======       =======       =======

Year Ended September 30, 1995
      Allowance for returns                 $ 4,904       $27,015       $20,853       $    44       $11,110
      Allowance for doubtful accounts         1,924           701           493           153         2,285
                                            -------       -------       -------       -------       -------
          Total allowance                   $ 6,828       $27,716       $21,346       $   197       $13,395
                                            =======       =======       =======       =======       =======

Year Ended September 30, 1994
      Allowance for returns                 $ 2,991       $13,194       $11,281            --       $ 4,904
      Allowance for doubtful accounts         1,366           721           163            --         1,924
                                            -------       -------       -------       -------       -------
          Total allowance                   $ 4,357       $13,915       $11,444            --       $ 6,828
                                            =======       =======       =======       =======       =======


(1) Adjustment for purchase of Visionware Limited

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         THE SANTA CRUZ OPERATION, INC.

By:  /s/  Alok Mohan                                        By:  /s/  Steven M. Sabbath
     -----------------------------                              -------------------------------------
     Alok Mohan                                                 Steven M. Sabbath
     President, Chief Executive Officer                         Vice President,
     and Acting Chief Financial Officer                         Law and Corporate Affairs & Secretary
     Date: December 23, 1996                                    Date: December 23, 1996

KNOW ALL PERSONS BY THEIR PRESENCE, that each person whose signature appears below constitutes and appoints Steven M. Sabbath, his attorney-in-fact, with the power of substitution, for him in any and all capacities, to sign any amendments to this report on Form 10-K and to file the same, with exhibits thereto other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


 /s/  Alok Mohan
------------------------------
Alok Mohan
President, Chief Executive Officer and Director
and Acting Chief Financial Officer
Date: December 23, 1996


 /s/  Douglas L. Michels                                       /s/  Robert M. McClure
-------------------------------                               ------------------------------
Douglas L. Michels                                            Robert M. McClure
Executive Vice President, Chief Technical                     Director
Officer and Director                                          Date: December 23, 1996
Date: December 23, 1996


 /s/  Enzo Torresi                                             /s/  Gilbert P. Williamson
-------------------------------                               ------------------------------
Enzo Torresi                                                  Gilbert P. Williamson
Director                                                      Director
Date: December 23, 1996                                       Date: December 23, 1996


 /s/  Ronald Lachman                                           /s/  Jean-Francois Heitz
-------------------------------                               ------------------------------
Ronald Lachman                                                Jean-Francois Heitz
Director                                                      Director
Date: December 23, 1996                                       Date: December 23, 1996


 /s/  Ninian Eadie                                             /s/  R. Duff Thompson
-------------------------------                               ------------------------------
Ninian Eadie                                                  R. Duff Thompson
Director                                                      Director
Date: December 23, 1996                                       Date: December 23, 1996

                             EXHIBIT INDEX

Exhibit
Number            Description
-------           -----------
 2.0             Asset Purchase Agreement By and Between The Santa Cruz
                   Operation, Inc. and Novell, Inc. (4)
 3.1             Restated Articles of Incorporation of Registrant. (2)
 3.2             Bylaws of Registrant, as amended. (5)
 4.1             Specimen Common Stock Certificate of Registrant. (1)
10.1             Packaged Goods Product Agreement
                   (contract #1292-8196) with Microsoft
                   Corporation effective April 1, 1988 and
                   amended December 19, 1989 and
                   May 3, 1991. (1)
10.2             Binary Distribution Product Agreement
                   (contract #1292-8195) with Microsoft
                   Corporation effective April 1, 1988 and
                   amended December 19, 1989 and
                   May 3, 1991. (1)
10.3             License Agreement for MS-DOS (contract #1292-7352) with
                   Microsoft Corporation effective August 1, 1987 and amended
                   January 22, 1988, April 1, 1990 and November 12, 1991. (1)
10.4             License Agreement for Key Microsoft Products (contract
                   #1292-8197) with Microsoft Corporation effective September
                   22, 1988 and amended September 10, 1990 and July 3, 1991. (1)
10.5             License Agreement for Microsoft C Compiler (contract
                   #1292-6007) with Microsoft Corporation effective May 15,
                   1985 and amended July 24, 1986 and August 28, 1986. (1)
10.6             Microsoft-SCO Technology Schedule as of July 20, 1989. (1)
10.7             Software Agreement with AT&T Information Systems, Inc.
                   effective May 6, 1987, as amended. (1)
10.8             Sublicensing Agreement with AT&T Information Systems, Inc.
                   effective August 23, 1989, as amended. (1)
10.9             Letter Agreement between The Santa Cruz Operation, Inc. and
                   UNIX System Laboratories dated as of September 30, 1992. (1)
10.10            Application Compatibility Cooperation Agreement with AT&T
                   Information Systems, Inc. effective August 21, 1990. (1)
10.11            Software License Agreement with Locus Computing Corporation effective January 11, 1989. (1)
10.12            Lease with Encinal Partnership No. 1 commencing May 1, 1991
                   (100 Pioneer Street). (1)
10.13            Lease with Encinal Partnership No. 1 commencing January 1,
                   1989 (425 Encinal Street). (1)
10.14            Lease with Wave Crest Development, Inc. commencing August 1,
                   1987 (440 Encinal Street). (1)
10.15            Lease with Wave Crest Development, Inc. commencing June 1,
                   1988 (400 Encinal Street). (1)
10.16            Lease with Wave Crest Development, Inc. commencing July 1,
                   1988 (399 Encinal Street). (1)
10.17            Form of Indemnification Agreement. (1)
10.18            Master Registration Rights Agreement as amended. (1)
10.19            1993 Stock Purchase Plan and form of Stock Purchase
                   Agreement. (3)
10.20            1994 Incentive Stock Option Plan and form of Incentive Stock
                   Option Agreement. (3)
10.21            401(k) Plan, as amended. (1)
10.22            Series C Preferred Stock Purchase Agreement dated May 22,
                   1989, with Microsoft Corporation, as amended. (1)
10.23            Revised 1993 Employee Stock Purchase Plan. (5)
10.24            1993 Director Stock Option Plan. (1)
10.25            Proxies granted to Mr. Lawrence Michels by Lee Richard
                   Kaplan, Barbara Michels, David Michels, Dia Michels, Geri
                   Snyder, Robert Spector, Hugh Spector, Franklin Spector and
                   Shereen Spector on April 8, 1985. (1)
10.26            Proxy granted to Douglas Michels on Aril 18, 1985. (1)
10.28            Proxy granted to Lawrence Michels by Jordan Michels. (1)
10.32            Form of Letter Agreement with Lars H. Turndal. (1)
10.33            Lease with Pinn Brothers Properties commencing May 19, 1992
                   (320, 324 and 300 Encinal). (1)
11.1             Statement regarding computation of net profit (loss) per share.
13               Annual Report to Shareholders.
21.1             Subsidiaries of Registrant.
23.1             Consent of Independent Auditors.
27.1             Financial Data Schedule.

---------------
(1)    Incorporated by reference to Registration Statement 33-60548 on Form S-1.

(2)    Incorporated by reference to the Form 10-K filed on December 24, 1993.

(3)    Incorporated by reference to the Form 10-K filed on December 23, 1994.

(4)    Incorporated by reference to the Form 8-K filed on December 20, 1995.

(5)    Incorporated by reference to the Form 10-K filed on December 22, 1995.