Form 10-Q
period 1996-12-31
SANTA CRUZ OPERATION INC
filed 1997-02-12
CIK 851560

                                                                           FINAL
================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ----------------

                                    FORM 10-Q



              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1996



             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM _____________ TO ____________


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

Yes X    No
   ---      ---


     The number of shares outstanding of the registrant's common stock as of December 31, 1996 was 36,600,509.


================================================================================

                         THE SANTA CRUZ OPERATION, INC.

                                    FORM 10-Q

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1996

                                TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION

         ITEM 1.  FINANCIAL STATEMENTS                                                                  PAGE
                                                                                                        ----
                  A)  CONSOLIDATED STATEMENTS OF OPERATIONS
                      FOR THE THREE MONTHS ENDED DECEMBER 31, 1996 AND 1995..............................1

                  B)  CONSOLIDATED BALANCE SHEETS
                      AS OF DECEMBER 31, 1996 AND SEPTEMBER 30, 1996.....................................2

                  C)  CONSOLIDATED STATEMENTS OF CASH FLOWS
                      FOR THE THREE MONTHS ENDED DECEMBER 31, 1996 AND 1995..............................3

                  D)  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ........................................4

         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                  RESULTS OF OPERATIONS..................................................................5




PART II.  OTHER INFORMATION

         ITEM 6.  EXHIBITS...............................................................................9



SIGNATURES..............................................................................................10

                          Part I. Financial Information
                          Item I. Financial Statements

THE SANTA CRUZ OPERATION, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except earnings per share)

-------------------------------------------------------------------------------------------------------------
                                                                                       THREE MONTHS ENDED
                                                                                          DECEMBER 31,
                                                                                   1996                1995
         ----------------------------------------------------------------------------------------------------
         NET REVENUES:
            Licenses                                                              $51,846            $ 43,175
            Services                                                                4,762               4,739
         ----------------------------------------------------------------------------------------------------
                NET REVENUES                                                       56,608              47,914
         ----------------------------------------------------------------------------------------------------
         COST OF REVENUES:
            Licenses                                                                8,612               7,707
            Services                                                                4,351               4,571
         ----------------------------------------------------------------------------------------------------
                Total cost of revenues                                             12,963              12,278
         ----------------------------------------------------------------------------------------------------
                GROSS MARGIN                                                       43,645              35,636
         ----------------------------------------------------------------------------------------------------
         OPERATING EXPENSES:
            Research and development                                               11,966               7,945
            Sales and marketing                                                    20,776              19,722
            General and administrative                                              5,935               4,930
            Non-recurring charges                                                       0              38,363
         ----------------------------------------------------------------------------------------------------
                Total operating expenses                                           38,677              70,960
         ----------------------------------------------------------------------------------------------------
                OPERATING EARNINGS (LOSS)                                           4,968             (35,324)
         OTHER INCOME (EXPENSE):
            Interest income, net                                                      637                 629
            Other expense, net                                                       (317)               (194)
         ----------------------------------------------------------------------------------------------------
                Profit (loss) before income taxes                                   5,288             (34,889)
         ----------------------------------------------------------------------------------------------------
            Income taxes (benefit)                                                  1,322              (2,186)
         ----------------------------------------------------------------------------------------------------
                NET PROFIT (LOSS)                                                 $ 3,966            $(32,703)
         ----------------------------------------------------------------------------------------------------
                NET PROFIT (LOSS) PER SHARE                                       $  0.11            $  (0.99)
         ----------------------------------------------------------------------------------------------------
                COMMON AND COMMON EQUIVALENT SHARES USED
                     IN COMPUTING NET PROFIT (LOSS) PER SHARE                      37,683              32,968
         ----------------------------------------------------------------------------------------------------

          See accompanying notes to consolidated financial statements.

THE SANTA CRUZ OPERATION, INC.

CONSOLIDATED BALANCE SHEETS                                                          DECEMBER 31,   SEPTEMBER 30,
(In thousands, except for share data)                                                    1996           1996
-----------------------------------------------------------------------------------------------------------------
         ASSETS
         Current assets:
            Cash and cash equivalents                                                  $ 22,496       $ 32,065
            Short-term investments                                                       22,198         22,766
            Receivables, net                                                             51,884         47,176
            Deferred tax asset                                                            6,152          6,152
            Other current assets                                                          8,158          9,670
         --------------------------------------------------------------------------------------------------------

               Total current assets                                                     110,888        117,829
         --------------------------------------------------------------------------------------------------------

         Property and equipment, net                                                     15,814         15,546
         Purchased software and technology licenses                                      19,586         19,908
         Other assets                                                                    17,313         13,524
         --------------------------------------------------------------------------------------------------------

                   TOTAL ASSETS                                                        $163,601       $166,807
         --------------------------------------------------------------------------------------------------------

         LIABILITIES AND SHAREHOLDERS' EQUITY
         Current liabilities:
            Royalties payable                                                          $  7,428       $ 10,644
            Trade accounts payable                                                        8,796         12,755
            Income taxes payable                                                          1,735          3,369
            Accrued expenses and other current liabilities                               24,991         22,288
            Deferred revenues                                                             6,317          6,838
         --------------------------------------------------------------------------------------------------------

               Total current liabilities                                                 49,267         55,894
         --------------------------------------------------------------------------------------------------------

         Other long-term liabilities                                                     12,173          9,332
         --------------------------------------------------------------------------------------------------------

         SHAREHOLDERS' EQUITY
            Common stock, net, authorized 100,000,000 shares
               Issued and outstanding 36,600,509 and 37,105,892 shares                  120,953        125,172
            Cumulative translation adjustment                                               536           (297)
            Accumulated deficit                                                         (19,328)       (23,294)
         --------------------------------------------------------------------------------------------------------

               Total shareholders' equity                                               102,161        101,581
         --------------------------------------------------------------------------------------------------------

                   TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                          $163,601       $166,807
         --------------------------------------------------------------------------------------------------------

          See accompanying notes to consolidated financial statements.

THE SANTA CRUZ OPERATION, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

---------------------------------------------------------------------------------------------------------------------------
                                                                                                    Three Months Ended
                                                                                                       December 31,
                                                                                                 1996                1995
---------------------------------------------------------------------------------------------------------------------------
       CASH FLOWS FROM OPERATING ACTIVITIES:
       Net profit (loss)                                                                       $  3,966            $(32,703)
       Adjustments to reconcile net loss to net cash
            used for operating activities -
             Depreciation and amortization                                                        5,428               2,758
             Charge for purchased research and development                                           --              38,363
             Changes in assets and liabilities -
                   Receivables                                                                   (4,708)             (2,759)
                   Deferred tax assets                                                               --              (3,055)
                   Other current assets                                                           1,512                (344)
                   Royalties payable                                                             (3,216)             (2,179)
                   Trade accounts payable                                                        (3,959)                701
                   Income taxes payable                                                          (1,634)                (25)
                   Accrued expense and other current liabilities                                  2,471              (2,661)
                   Deferred revenue                                                                (521)               (350)
                   Other accrued expense and other liabilities                                    2,272                 141
       --------------------------------------------------------------------------------------------------------------------
                 Net cash provided by (used for) operating activities                             1,611              (2,113)
       --------------------------------------------------------------------------------------------------------------------
       CASH FLOWS FROM INVESTING ACTIVITIES:
             Purchases of property and equipment                                                 (2,048)             (1,312)
             Purchases of software and technology licenses                                       (2,162)             (1,270)
             Proceeds from short term investments                                                 4,302               1,605
             Purchases of short term investments                                                 (3,734)             (4,319)
             Changes in other assets                                                             (3,873)               (221)
       --------------------------------------------------------------------------------------------------------------------
                 Net cash used for investing activities                                          (7,515)             (5,517)
       --------------------------------------------------------------------------------------------------------------------
       CASH FLOWS FROM FINANCING ACTIVITIES:
             Payments on capital lease obligations, term loan and bank line of credit              (279)               (278)
             Net proceeds from sale of common stock                                               1,480               1,150
             Payments on stock repurchases                                                       (5,699)             (1,041)
             Payments on notes receivable from sale of common stock                                  --                  (2)
       --------------------------------------------------------------------------------------------------------------------
                 Net cash used for financing activities                                          (4,498)               (171)
       --------------------------------------------------------------------------------------------------------------------
       Effects of exchange rate changes on cash and cash equivalents                                833                (301)
       --------------------------------------------------------------------------------------------------------------------
       Change in cash and cash equivalents                                                       (9,569)             (8,102)
       Cash and cash equivalents at beginning of period                                          32,065              32,074
       --------------------------------------------------------------------------------------------------------------------
       Cash and cash equivalents at end of period                                              $ 22,496            $ 23,972
       --------------------------------------------------------------------------------------------------------------------
       SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
             Income tax payments                                                               $  3,351            $    874
             Interest payments                                                                 $     57            $     33
       --------------------------------------------------------------------------------------------------------------------

          See accompanying notes to consolidated financial statements.

THE SANTA CRUZ OPERATION,INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

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

2.   ACQUISITION

     In December 1995, the Company acquired certain assets related to the UnixWare business including the core intellectual property from Novell. The consideration consisted of 6,127,500 shares of newly issued non-registered common stock. Additionally, cash payments to Novell with a present value of $84 million will be paid periodically by SCO to Novell provided certain unit volumes of UNIX distribution is achieved. Such payments terminate at the end of calendar year 2002. The acquisition has been accounted for using the purchase method of accounting and, therefore, the accompanying financial statements include the UnixWare business since the date of the acquisition. The Company incurred non-recurring charges including $36.0 million of purchased research and development for UnixWare product which have not yet reached technological feasibility and other charges including severance and acquisition related costs.

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

RESULTS OF OPERATIONS

NET REVENUES
Net revenues for the three months ended December 31, 1996 were $56.6 million as compared to $47.9 million for the same period in fiscal 1996. Net revenues derived from UnixWare packaged product shipments and SVRX source license revenue relating to the acquisition of the UNIX business from Novell, Inc. (Novell) are included in the three month period ending December 31, 1995. No one customer accounted for more than 10% of total net revenues in the first quarter ended December 31, 1996 and 1995.

License revenues increased to $51.8 million for the three months ended December 31, 1996 from $43.2 million for the same period during fiscal 1996, representing a 20% increase. The license revenue increase in the first quarter of fiscal 1997 as compared to fiscal 1996 was primarily due to increased unit volume of UnixWare packaged product shipments, SVRX source licenses, and layered product offerings including the Company's SCO Internet Family product offering which began shipping in June 1996. These increases were partially offset by unit volume decreases of the Company's core UNIX, OpenServer 5, and Client Integration product offerings.

Service revenues, consisting of support, consulting, engineering services, custom development and training increased to $4.8 million or 8% of net revenues for the first quarter of fiscal 1997 from $4.7 million, or 10% of net revenues for the same period of fiscal 1996.

International revenues continue to represent a significant portion of total net revenues. In the first quarter of fiscal 1997, international revenues accounted for approximately 53% compared to approximately 56% of total net revenues recorded for the same period in fiscal 1996.

COSTS AND EXPENSES
Cost of revenues as a percentage of net revenues decreased to 23% for the first quarter of fiscal 1997 compared to 26% in the first quarter of fiscal 1996. The overall improvement in cost of revenues resulted primarily from a decrease in product costs. These product cost improvements were partially offset by increased technology costs due to increased shipments of layered product offerings and obsolescence of product associated with product transitions.

Research and development expenses increased by 51% to $12.0 million in the first quarter of fiscal 1997 from $7.9 million in the comparable quarter of fiscal 1996, or 21% and 17% of net revenues, respectively. The absolute spending increase in the first fiscal quarter of 1997 compared to the same quarter of fiscal 1996 was primarily attributable to increased personnel related costs associated with the ongoing development of product offerings associated with acquiring the UNIX business from Novell. In addition, increased personnel related costs and spending associated with the development and release of layered product offerings (including SCO Doctor, SCO ARCserve/Open for Cheyenne and SCO Internet Family) have also contributed to the increased research and development expenses.

Sales and marketing expenses increased by 5% to $20.8 million in the first quarter of fiscal 1997 from $19.7 million for the comparable quarter of the prior year. Sales and marketing expenses represented 37% of net revenues in the first quarter of fiscal 1997 and 41% in 1996.

General and administrative expenses increased by 20% to $5.9 million for the first quarter of fiscal 1997 from $4.9 million for the same period of the prior year. General and administrative expenses represented 10% of net revenues for both the first quarter of fiscal 1997 and 1996. The increase in general and administrative expenses was primarily attributable to increased amortization and personnel expense associated with the Company's acquisition of the UNIX business from Novell.

Non-recurring charges of $38.4 million were incurred in the first quarter of fiscal 1996 for costs associated with the Company's acquisition of the UNIX business from Novell. Of the non-recurring charges, $36.0 million related to purchased research and development for products that had not yet reached technological feasibility. The remaining $2.4 million primarily related to payroll and severance related charges associated with the acquisition.

Other income consists of net interest income, foreign exchange gain and loss as well as other miscellaneous income and expense items. For the first quarter of fiscal 1997, other income was $.3 million compared to $.4 million for the same quarter of fiscal 1996. The decrease in other income in the first three months of fiscal 1997 was due primarily to foreign exchange translation loss of non-sterling denominated assets in the Company's UK subsidiary.

The provision for income taxes was $1.3 million for the first quarter of fiscal 1997 compared to a credit of $2.2 million for the same period of the prior fiscal year. The tax provision for the first quarter of the current fiscal year resulted from taxes provided on operations at an effective tax rate of 25%. The tax provision for the first quarter of the prior fiscal year reflects taxes provided on operations at an effective tax rate of 25% offset by a one-time tax benefit of $3.1 million associated with non-recurring charges relating to the UnixWare product acquisition. The effective tax rate for fiscal 1997 reflects the realization of deferred tax assets for which a valuation allowance was previously established.

Net profit for the first quarter of fiscal 1997 was $4.0 million compared to a net loss of $32.7 million for 1996. Excluding non-recurring charges of $38.4 million ($35.3 million net of tax), net profit for the first three months of fiscal 1996 would have been $2.6 million (excluding the after-tax impact of non-recurring charges).

CERTAIN FACTORS BEARING ON FUTURE RESULTS

The Company's future operating results may be affected by various uncertain trends and factors which are beyond the Company's control. These include adverse changes in general economic conditions and rapid or unexpected changes in the technologies affecting the Company's products. The process of developing new high technology products is complex and uncertain and requires accurate anticipation of customer needs and technological trends. The industry has become increasingly competitive and, accordingly, the Company's results may also be adversely affected by the actions of existing or future competitors, including the development of new technologies, the introduction of new products, and the reduction of prices by such competitors to gain or retain market share. The Company's results of operations could be adversely affected if it were required to lower its prices significantly.

The Company participates in a highly dynamic industry and future results could be subject to significant volatility, particularly on a quarterly basis. The Company's revenues and operating results may be unpredictable due to the Company's shipment patterns. The Company periodically may adjust the level of inventory held in its distribution channels which may cause quarter-to-quarter fluctuations. The Company operates with little backlog of orders because its products are generally shipped as orders are received. In general, a substantial portion of the Company's revenues has been booked and shipped in the third month of the quarter, with a concentration of these revenues in the latter half of that third month. In addition, the timing of closing of large license contracts and the release of new products and product upgrades increase the risk of quarter to quarter fluctuations and the uncertainty of quarterly operating results. The Company's staffing and operating expense levels are based on an operating plan and are relatively fixed throughout the quarter. As a result, if revenues are not realized in the quarter as expected, the Company's expected operating results could be adversely affected, and such effect could be substantial and could result in an operating loss.

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

The Company experiences seasonality of revenues for both European and the U.S. federal government markets. European revenues during the quarter ending June 30 are historically lower or relatively flat compared to the prior quarter. This reflects a reduction of customer purchases in anticipation of reduced selling activity during the summer months. Sales to the U.S. federal government generally increase more than normal during the quarter ending September 30. This seasonal increase is primarily attributable to increased purchasing activity by the U.S. federal government prior to the close of its fiscal budget year. Additionally, net revenues for the first quarter of the fiscal year are typically lower or relatively flat than net revenues of the prior quarter.

The overall cost of revenues may be affected by changes in the mix of net revenue contribution between licenses and services, product families, geographical regions and channels of distribution, as the costs associated with these revenues may have substantially different characteristics. The Company may also experience a change in margin as net revenues increase or decrease since technology costs, service costs and production costs are fixed within certain volume ranges.

The Company's results of operations could be adversely affected if it were to lower its prices significantly. In the event the Company reduced its prices, the Company's standard terms for selected distributors provide credit for inventory ordered in the previous 60 days, such credits to be applied against future purchases. Distributors may not return products for a refund.

As the Company continues to utilize its tax carryforwards and as new tax legislation is enacted, the Company's effective tax rate is subject to change.

The Company continually evaluates potential candidates for acquisition. Such candidates are selected based on products or markets which are complementary to those of the Company's. The Company's operations and financial results could be significantly affected by such an acquisition.

A substantial portion of the Company's revenues are derived from outside the United States. Trade sales to international customers represented 53% and 56% of total revenues for the first quarter of fiscal 1997 and 1996, respectively. A substantial portion of these international revenues are denominated in the U.K. pound sterling and operating results can vary with changes in the U.S. dollar exchange rate for such currency. The Company's revenues can also be affected by general economic conditions in the United States, Europe and other international markets. The Company's operating strategy and pricing take into account changes in exchange rates over time. However, the Company's results of operations may be significantly affected in the short term by fluctuations in foreign currency exchange rates.

The Company's policy is to amortize purchased software and technology licenses using the straight-line method over the remaining estimated economic life of the product including the period being reported on. Due to competitive pressures, it is reasonably possible that those estimates of anticipated future gross revenues, the remaining estimated economic life of the product, or both will be reduced significantly in the near future. As a result, the carrying amount of the Company's purchased software and technology licenses may be reduced materially in the near future and, therefore, could create an adverse impact on the Company's future reported earnings.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash and short-term investments totaled $44.7 million at December 31, 1996, representing 27% of total assets. The three month decrease in cash and short-term investments of $10.0 million was primarily attributable to $5.7 million to repurchase 885,000 shares of the Company's common stock and a $3.0 million payment to Novell as well as a $2.0 million investment in convertible debentures of one of its domestic distribution channel partners in the first quarter of 1997. At December 31, 1996, the Company had available lines of credit of approximately $15.0 million under which the Company had no outstanding borrowings. The Company believes that its existing cash and short-term investments, funds generated from operations and available borrowing capabilities will be sufficient to meet its operating requirements through at least calendar 1997.

                           PART II. OTHER INFORMATION

ITEM 6. EXHIBITS

(a)  Exhibits

       11.  Computation of Earnings (Loss) Per Share.
       27.  Financial Data Schedule.

ITEMS 1, 2, 3, 4 AND 5 ARE NOT APPLICABLE AND HAVE BEEN OMITTED.

                                   Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                        The Santa Cruz Operation, Inc.


       Date: February 12, 1997          By:  /s/    Alok Mohan
                                           -------------------------------
                                                    Alok Mohan
                                                     President
                                           and Chief Executive Officer

EXHIBIT INDEX

       11.  Computation of Earnings (Loss) Per Share.
       27.  Financial Data Schedule.