Form 10-Q
period 1997-03-31
SANTA CRUZ OPERATION INC
filed 1997-05-14
CIK 851560

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                ----------------

                                    FORM 10-Q



              [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934


                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997



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

Yes     [ X  ]  No [   ]



       The number of shares outstanding of the registrant's common stock as of March 31, 1997 was 36,555,324.

                         THE SANTA CRUZ OPERATION, INC.

                                    FORM 10-Q

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

                                TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION

         ITEM 1.  FINANCIAL STATEMENTS                                                                   PAGE
                  A)  CONSOLIDATED STATEMENTS OF OPERATIONS
                        FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 1997 AND 1996.........................1

                  B)  CONSOLIDATED BALANCE SHEETS
                        AS OF MARCH 31, 1997 AND SEPTEMBER 30, 1996........................................2

                  C)  CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THE SIX MONTHS ENDED MARCH 31, 1997 AND 1996...................................3

                  D)  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ..........................................4

         ITEM 2   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                  RESULTS OF OPERATIONS....................................................................5




PART II.  OTHER INFORMATION

         ITEM 1.    LEGAL PROCEEDINGS......................................................................9

         ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...................................10

         ITEM 6.    EXHIBITS............................................................................. 12



SIGNATURES................................................................................................11

                          PART I. FINANCIAL INFORMATION
                          ITEM I. FINANCIAL STATEMENTS

THE SANTA CRUZ OPERATION, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
--------------------------------------------------------------------------------------------------------------------

                                                                THREE MONTHS ENDED         SIX MONTHS ENDED
                                                                     MARCH 31,                  MARCH 31,
                                                              1997           1996          1997           1996
--------------------------------------------------------------------------------------------------------------------
NET REVENUES:
     Licenses                                               $  48,918   $    46,291   $   100,764    $      89,466
     Services                                                   5,169         4,444         9,931            9,183
--------------------------------------------------------------------------------------------------------------------
       NET REVENUES                                            54,087        50,735       110,695           98,649
--------------------------------------------------------------------------------------------------------------------
COST OF REVENUES:
     Licenses                                                   9,625         7,770        18,237           15,477
     Services                                                   4,642         4,374         8,993            8,945
--------------------------------------------------------------------------------------------------------------------
       Total cost of revenues                                  14,267        12,144        27,230           24,422
--------------------------------------------------------------------------------------------------------------------
       GROSS MARGIN                                            39,820        38,591        83,465           74,227
--------------------------------------------------------------------------------------------------------------------
OPERATING EXPENSES:
    Research and development                                   12,284         9,376        24,250           17,321
    Sales and marketing                                        20,695        19,676        41,471           39,398
    General and administrative                                  6,125         6,044        12,060           10,974
    Non-recurring charges                                          --            --            --           38,363
--------------------------------------------------------------------------------------------------------------------
      Total operating expenses                                 39,104        35,096        77,781          106,056
--------------------------------------------------------------------------------------------------------------------
      OPERATING EARNINGS (LOSS)                                   716         3,495         5,684          (31,829)
OTHER INCOME (EXPENSE):
    Interest income, net                                          628           480         1,265            1,109
    Other expense, net                                            (45)          (94)         (362)            (288)
--------------------------------------------------------------------------------------------------------------------
      Profit (loss) before income taxes                         1,299         3,881         6,587          (31,008)
--------------------------------------------------------------------------------------------------------------------
    Income taxes (benefit)                                        325           970         1,647           (1,216)
--------------------------------------------------------------------------------------------------------------------
    NET PROFIT (LOSS)                                       $     974   $     2,911   $     4,940    $     (29,792)
--------------------------------------------------------------------------------------------------------------------
    NET PROFIT (LOSS) PER SHARE                             $    0.03   $      0.08   $      0.13    $       (0.85)
--------------------------------------------------------------------------------------------------------------------
    COMMON AND COMMON EQUIVALENT SHARES USED
      IN COMPUTING NET PROFIT (LOSS) PER SHARE                 37,522        38,164        37,594           35,077
--------------------------------------------------------------------------------------------------------------------

THE SANTA CRUZ OPERATION, INC.

CONSOLIDATED BALANCE SHEETS                                                           MARCH 31,       SEPTEMBER 30,
(In thousands, except for share data)                                                    1997            1996
-------------------------------------------------------------------------------------------------------------------
         ASSETS
         Current assets:
            Cash and cash equivalents                                          $         27,143    $    32,065
            Short-term investments                                                       24,790         22,766
            Receivables, net                                                             51,335         47,176
            Deferred tax asset                                                            6,152          6,152
            Other current assets                                                          7,804          9,670
         ----------------------------------------------------------------------------------------------------------

               Total current assets                                                     117,224        117,829
         ----------------------------------------------------------------------------------------------------------

         Property and equipment, net                                                     15,709         15,546
         Purchased software and technology licenses                                      18,558         19,908
         Other assets                                                                    17,164         13,524
         ----------------------------------------------------------------------------------------------------------

                   TOTAL ASSETS                                                $        168,655    $   166,807
         ----------------------------------------------------------------------------------------------------------

         LIABILITIES AND SHAREHOLDERS' EQUITY
         Current liabilities:
            Royalties payable                                                  $          7,751    $    10,644
            Trade accounts payable                                                        9,906         12,755
            Income taxes payable                                                          1,303          3,369
            Accrued expenses and other current liabilities                               26,266         22,288
            Deferred revenues                                                             8,713          6,838
         ----------------------------------------------------------------------------------------------------------

               Total current liabilities                                                 53,939         55,894
         ----------------------------------------------------------------------------------------------------------

         Other long-term liabilities                                                     12,813          9,332
         ----------------------------------------------------------------------------------------------------------

         SHAREHOLDERS' EQUITY
            Common stock, net, authorized 100,000,000 shares
               Issued and outstanding 36,555,324 and 37,105,892 shares                  120,462        125,172
            Cumulative translation adjustment                                              (205)          (297)
            Accumulated deficit                                                         (18,354)       (23,294)
         ----------------------------------------------------------------------------------------------------------

               Total shareholders' equity                                               101,903        101,581
         ----------------------------------------------------------------------------------------------------------

                   TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                  $        168,655    $   166,807
         ----------------------------------------------------------------------------------------------------------


          See accompanying notes to consolidated financial statements.

THE SANTA CRUZ OPERATION, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
----------------------------------------------------------------------------------------------------------
                                                                                     Six Months Ended
                                                                                           March 31,
                                                                                      1997          1996
----------------------------------------------------------------------------------------------------------

    CASH FLOWS FROM OPERATING ACTIVITIES:
    Net profit (loss)                                                          $      4,940   $   (29,792)
    Adjustments to reconcile net profit (loss) to net cash
         used for operating activities -
         Depreciation and amortization                                                9,350         6,880
         Charge for purchased research and development                                   --        38,363
            Income tax benefit from stock options                                       229           175
            Changes in assets and liabilities -
               Receivables                                                           (4,159)        4,999
               Deferred tax assets                                                       --        (3,055)
               Other current assets                                                   1,866        (4,196)
               Royalties payable                                                     (2,893)         (881)
               Trade accounts payable                                                (2,849)         (322)
               Income taxes payable                                                  (2,066)          388
               Accrued expense and other current liabilities                          3,360        (2,690)
               Deferred revenue                                                       1,875           474
               Other accrued expense and other liabilities                            2,302         2,898
    ------------------------------------------------------------------------------------------------------
             Net cash provided by operating activities                               11,955        13,241
    ------------------------------------------------------------------------------------------------------
    CASH FLOWS FROM INVESTING ACTIVITIES:
         Purchases of property and equipment                                         (2,079)       (3,251)
         Purchases of software and technology licenses                               (3,635)       (3,703)
         Proceeds from short term investments                                         7,381         8,909
         Purchases of short term investments                                         (9,405)      (13,745)
         Changes in other assets                                                     (3,640)       (1,987)
    ------------------------------------------------------------------------------------------------------
             Net cash used for investing activities                                 (11,378)      (13,777)
    ------------------------------------------------------------------------------------------------------
    CASH FLOWS FROM FINANCING ACTIVITIES:
         Payments on capital lease obligations, term loan and bank line of             (652)         (515)
         credit
         Net proceeds from sale of common stock                                       1,730         1,328
         Repurchases of common stock                                                 (6,669)       (2,096)
    ------------------------------------------------------------------------------------------------------
             Net cash used for financing activities                                  (5,591)       (1,283)
    ------------------------------------------------------------------------------------------------------
    Effects of exchange rate changes on cash and cash equivalents                        92          (589)
    ------------------------------------------------------------------------------------------------------
    Change in cash and cash equivalents                                              (4,922)       (2,408)
    Cash and cash equivalents at beginning of period                                 32,065        32,074
    ------------------------------------------------------------------------------------------------------
    Cash and cash equivalents at end of period                                 $     27,143   $    29,666
    ------------------------------------------------------------------------------------------------------
    CASH PAID:
         Income taxes                                                          $      3,636   $     1,593
         Interest                                                              $        139   $       153
    ------------------------------------------------------------------------------------------------------

          See accompanying notes to consolidated financial statements.

THE SANTA CRUZ OPERATION,INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

-------------------------------------------------------------------------------

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

2.    ACQUISITION

     In December 1995, the Company acquired from Novell certain assets related to UnixWare including the core intellectual property. The consideration consisted of 6,127,500 shares of newly issued non-registered common stock. Additionally, cash payments to Novell with a present value of $84 million will be paid periodically by SCO to Novell provided certain unit volumes of UNIX distribution is achieved. Such payments terminate at the end of calendar year 2002. The acquisition has been accounted for using the purchase method of accounting and, therefore, the accompanying financial statements include the UnixWare operations since the date of the acquisition. The Company incurred non-recurring charges including $38.4 million of purchased research and development for UnixWare product which have not yet reached technological feasibility and other charges including severance and acquisition related costs.

3.    NET PROFIT (LOSS) PER SHARE

     Net profit (loss) per share is computed based on weighted average number of common shares and dilutive common equivalent shares outstanding.

4.    RECENT ACCOUNTING PRONOUNCEMENTS

     The Financial Accounting Standards Board recently issued Statement of Financial Accounting Standards No.128, "Earnings Per Share." SFAS No.128 requires the presentation of basic earnings per share ("EPS") and, for companies with complex capital structures or potentially dilutive securities, such as convertible debt, options and warrants, diluted EPS. SFAS No.128 is effective for annual and interim periods ending after December 15, 1997. The Company expects that basic EPS and diluted EPS will not differ materially from earnings per share as presented in the accompanying consolidated financial statements.

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

RESULTS OF OPERATIONS

NET REVENUES
Net revenues for the three months ended March 31, 1997 were $54.1 million as compared to $50.7 million for the same period in fiscal year 1996. For the six months ended March 31, 1997, net revenues increased 12% to $110.7 million from $98.6 million in the six months ended March 31, 1996. No one customer accounted for more that 10% of the total net revenues for the three and six month periods ending March 31, 1997 and March 31, 1996.

License revenues for the three months ended March 31, 1997 was $48.9 million compared to $46.3 million in the same quarter of 1996, representing a 6% increase. For the six months ended March 31, 1997, license revenue was $100.8 million compared to $89.5 million for the same period in 1996, representing a 13% increase. Sales of UNIX server products, specifically OpenServer 5 and UnixWare, accounted for the biggest increase, offset by lower volume of Client Integration products and Layered products.

Service revenues, consisting of support, software enhancement services, consulting, engineering services, custom development and training, increased to $5.2 million for the three months ended March 31, 1997, up from $4.4 million in the same period in 1996, an increase of 16%. For the first six months ended March 31, 1997, service revenue totaled $9.9 million compared to $9.2 million in the same period in 1996, an 8% increase. Service revenue was 10% of the total revenue for the second quarter, compared to 9% in the prior year. These increases were primarily due to growth in software enhancement services as well as engineering services.

International revenues continue to be a significant portion of total net revenues, comprising 50% of the revenues for the second fiscal quarter of 1997, and 53% for the same quarter in fiscal year 1996.

COST AND EXPENSES
Cost of revenues as a percentage of net revenues increased to 26% in the second quarter of 1997 from 24% for the same period in 1996. Higher technology costs plus one-time royalty cost adjustments accounted for the major portion of the increase. For the six months ended March 31, 1997 and 1996, the cost of revenues represented 25% of net revenues.

Research and development expenses increased by 31% to $12.3 million for the quarter ended March 31, 1997 (23% of net revenues) compared to $9.4 million (19% of net revenues) for the same quarter in 1996. For the six months ended March 31, 1997, research and development expenses amounted to $24.3 million or 22% of net revenues, representing a 40% increase compared to $17.3 million or 18% of net revenues for the comparable period of fiscal 1996. The spending increase as a percent of sales is primarily attributable to personnel costs relating to accelerated investment in development of next generation operating systems and technology focused on Internet enabled products.

Sales and marketing expenses increased by 5% to $20.7 million for the three months ended March 31, 1997 from $19.7 million for the same period in 1996, but decreased as a percent of net revenues to 38% from 39% in the same quarter of 1996. For the six months ended March 31, 1997, sales and marketing expenses increased to $41.5 million from $39.4 million for the same period of the prior fiscal year. Sales and marketing expenses represented 37% of net revenues for the first six months of fiscal 1997 and 40% in fiscal 1996. Though down as a percentage of revenue, the growth in absolute dollars was driven by increased spending related to marketing efforts aimed at reseller training, Independent Software Vendor recruitment and higher corporate brand awareness.

General and administrative expenses increased by 1% to $6.1 million for the three months ended March 31, 1997 from $6.0 million for the same period in 1996 and decreased as a percentage of net revenues to 11% from 12% in the prior year. For the six months ended March 31, 1997, general and administrative expenses increased by 10% to $12.1 million from $11.0 million for the same period of the prior year. The increase was primarily due to amortization of intangibles starting in the second quarter of 1996 as a result of the UnixWare purchase from Novell.

Other income consists of net interest income, foreign exchange gain and loss as well as other miscellaneous income and expense items. For the second quarter of fiscal 1997, other income was $0.6 million, compared to $0.4 million for the same quarter of fiscal 1996. The increase in other income in the second quarter of fiscal 1997 was due primarily to increased efficiency on overnight investment of excess operational cash worldwide and additional interest earned on new investments. For the six months ended March 31, 1997, other income was $0.9 million as compared to $0.8 million for the same six months in 1996. This increase is attributable to an increase in interest income from investments.

The provision for income taxes was $0.3 million for the second quarter of fiscal 1997 compared to $1.0 million for the same period of the prior fiscal year, and $1.6 million for the six months ended March 31, 1997 compared with a benefit of $1.2 million for the corresponding fiscal 1996 period. The tax provision for the second quarter of the current and prior fiscal years resulted from taxes provided on operations at an effective tax rate of 25%. The tax provision for the first six months of the current and prior fiscal years reflect taxes provided on operations at an effective tax rate of 25% offset by a one-time tax benefit in the first quarter of fiscal 1996 of approximately $3.1 million associated with non-recurring charges relating to the UnixWare product acquisition. The effective tax rate for fiscal years 1997 and 1996 reflect the realization of deferred tax assets for which a valuation allowance was previously established.

Net profit for the three months ending March 31, 1997 was $1.0 million, a decrease of 67%, compared to a profit of $2.9 million in the same period of 1996. For the six months ended March 31,1997 net profit was $4.9 million, a decrease of 10%, compared to $5.5 million in the same period in 1996 excluding the non-recurring charge due to the UnixWare purchase.

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

The Company participates in a highly dynamic industry and future results could be subject to significant volatility, particularly on a quarterly basis. The Company's revenues and operating results may be unpredictable due to the Company's shipment patterns. The Company operates with little backlog of orders because its products are generally shipped as orders are received. In general, a substantial portion of the Company's revenues has been booked and shipped in the third month of the quarter, with a concentration of these revenues in the latter half of that third month. In addition, the timing of closing of large license contracts and the release of new products and product upgrades increase the risk of quarter to quarter fluctuations and the uncertainty of quarterly operating results. The Company periodically may adjust the level of inventory held in its distribution channels which may also cause quarter-to-quarter fluctuations. The Company's staffing and operating expense levels are based on an operating plan and are relatively fixed throughout the quarter. As a result, if revenues are not realized in the quarter as expected, the Company's expected operating results could be adversely affected, and such effect could be substantial and could result in an operating loss.

The Company experiences seasonality of revenues for both European and the U.S. federal government markets. European revenues during the quarter ending June 30 are historically lower or relatively flat compared to the prior quarter. This reflects a reduction of customer purchases in anticipation of reduced selling activity during the summer months. Sales to the U.S. federal government generally increase more than normal during the quarter ending September 30. This seasonal increase is primarily attributable to increased purchasing activity by the U.S. federal government prior to the close of its fiscal budget year. Additionally, net revenues for the first quarter of the fiscal year are typically lower or relatively flat compared to net revenues of the prior quarter.

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

The Company's results of operations could be adversely affected if it were to lower its prices significantly. In the event the Company reduced its prices, the Company's standard terms for selected distributors provide credit for inventory ordered in the previous 60 days, such credits to be applied against future purchases. The Company, as a matter of policy, does not allow product returns for refund. Product returns are generally allowances for stock balancing and are accompanied by compensating and offsetting orders. Revenue is net of a provision for estimated future stock balancing and excess quantities above levels the Company deems appropriate in its distribution channels. The Company continues to monitor the quantity and mix of products and no unusual activity is reflected in the reserve or revenue for the three and six month periods ended March 31, 1997 and 1996.

As the Company continues to utilize its tax carryforwards and as new tax legislation is enacted, the Company's effective tax rate is subject to change.

A substantial portion of the Company's revenues are derived from outside the United States. Trade sales to international customers represented 50% and 53% of total revenues for the second quarter of fiscal 1997 and 1996, respectively. A substantial portion of these international revenues are denominated in the U.K. pound sterling and operating results can vary with changes in the U.S. dollar exchange rate for such currency. The Company's revenues can also be affected by general economic conditions in the United States, Europe and other international markets. The Company's operating strategy and pricing take into account changes in exchange rates over time. However, the Company's results of operations may be significantly affected in the short term by fluctuations in foreign currency exchange rates.

The Company has adopted a strategy of reviewing and forecasting all material foreign denominated assets and liabilities to cover any potential transactional gain or loss which may occur should exchange rates change significantly. Where uncovered exposure may exist, the Company may employ hedging instruments to offset such exposure.

The Company's policy is to amortize purchased software and technology licenses using the straight-line method over the remaining estimated economic life of the product. Due to competitive pressures, it is reasonably possible that those estimates of anticipated future gross revenues, the remaining estimated economic life of the product, or both will be reduced significantly in the near future. As a result, the carrying amount of the Company's purchased software and technology licenses may be reduced materially in the near future and, therefore, could create an adverse impact on the Company's future reported earnings.

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


LIQUIDITY AND CAPITAL RESOURCES

The Company's cash and short-term investments totaled $51.9 million at March 31, 1997, representing 31% of total assets. The six month decrease in cash and short-term investments of $2.9 million was primarily attributable to the repurchase of 885,000 shares of the Company's common stock during the first quarter of fiscal 1997. In addition to systematic repurchase of the Company's common stock for the funding of it's employee programs, the Company is authorized to buy back up to 2,000,000 additional shares. As of March 31, 1997, 773,000 shares had been repurchased and retired under this program. At March 31, 1997, the Company had available lines of credit of approximately $17.0 million under which the Company had $0.4 million in outstanding borrowings. The Company believes that its existing cash and short-term investments, funds generated from operations and available borrowing capabilities will be sufficient to meet its operating requirements through at least calendar 1997.

The Company's second quarter ended March 31, 1997 Days Sales Outstanding (DSO) was 85.4 days, a 2.9 day increase from the first quarter ended December 31, 1996. The increase was primarily attributable to moderate growth of corporate revenue and a 3% increase in the percentage of revenue in the third month of the quarter as compared to total quarterly revenue, thus increasing ending accounts receivable.

                           PART II. OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

In August 1993, a securities class action lawsuit was filed in Superior Court of San Francisco, California and is now pending in the Superior Court of Santa Clara County, California against the Company, one current employee, three former employees and the Company's underwriters. The lawsuit alleges violations of the Securities Act of 1993, pertaining to alleged misrepresentations and omissions in the Company's Registration Statement and Prospectus in connection with its initial public offering. In May 1994, the case was dismissed at the pleading stage. The plaintiffs filed a notice of appeal in June 1994. The appellate court reversed the decision of the lower court. Further appellate review was not granted by the US Supreme Court and the case has been remanded to the Superior court for further proceedings and discovery. The Company believes it reasonably possible that the outcome of the securities class action lawsuit could result in a loss either by way of settlement with the plaintiffs or by way of a judgment in the plaintiffs' favor. The resolution of the securities class action could result in a significant non-recurring charge that could adversely impact the Company's earnings per share in the fiscal quarter in which such resolution occurred. However, the Company does not believe that any such loss would result in a material impact to the Company's annual financial results or financial position.

In February 1995, Micro-Quick Systems, Inc., a software dealer, commenced legal action against the Company in the Superior Court of San Bernadino County, California seeking to recover unspecified damages in excess of $1,000,000. Micro-Quick alleges the Company failed to deliver conforming product and failed to support said product. The Company filed a demurrer which was sustained by the court with leave to amend. An amended complaint was filed by the plaintiffs in June 1995 and a second demurrer was filed by the Company. In August 1995, the Court upheld Plaintiff's breach of contract claim, dismissing all other causes of action with leave to amend. An amended complaint was filed by the plaintiffs in September 1995 and a demurrer was filed by the Company in October 1995. The court overruled SCO's demurrer with respect to the breach of express warranty, negligent misrepresentation and intentional misrepresentation. The court sustained the demurrer with leave to amend as to the remaining causes of action. Plaintiff failed to amend. The Company believes it reasonably possible that the outcome of the lawsuit filed by Micro-Quick Systems could result in a loss either by way of settlement with the plaintiff or by way of a judgment in the plaintiff's favor. However, the Company does not believe that any such loss would result in a material impact to the Company's annual financial results.

In September 1996, an action was filed in the Circuit Court of Cook County, Illinois by a former employee against the Company and one current employee alleging breach of contract regarding sales commissions. The Company believes it remotely possible that the outcome of the lawsuit filed by a former employee alleging breach of contract regarding sales commission payments will result in a material impact to the Company's annual financial results.

In December 1995, an action was filed in the Superior Court of Santa Cruz County, California by a former employee against the Company alleging employment discrimination, wrongful termination and related claims. This matter was settled in February 1997 for an immaterial amount.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Santa Cruz Operation, Inc. held an annual meeting of shareholders on February 25, 1997. The following matters were approved by the shareholders by the votes indicated:

         MATTER                                      NUMBER OF SHARES
         ------                                      ----------------
                                                     FOR                        WITHHELD
                                                     ---                        --------
         ELECTION OF DIRECTORS:

         Ninian Eadie                                30,280,039                 413,795
         Jean-Francois Heitz                         30,232,375                 461,459
         Ronald Lachman                              30,280,799                 413,035
         Robert M. McClure                           30,272,109                 421,725
         Douglas L. Michels                          30,215,480                 478,354
         Alok Mohan                                  30,269,081                 424,753
         R. Duff Thompson                            30,267,209                 426,625
         Enzo Torresi                                30,272,708                 421,126
         Gilbert Williamson                          30,269,853                 423,981

                                                                                                          BROKER
         OTHER MATTERS:                              FOR               AGAINST          ABSTAIN           NON-VOTES

         Amendment of the Company's 1994             17,349,501        98,244         4,037,106          9,208,983
         Incentive Stock Option Plan to
         increase the number of shares reserved
         for issuance under such Plan by
         3,000,000 shares.

         Amendment of the Company's 1993             21,220,401     1,111,138            74,390          8,287,905
         Director Option Plan to increase the
         number of shares reserved for issuance
         under such Plan by 200,000 shares.

         Amendment of the Company's 1993             21,549,278       794,645            62,006          8,287,905
         Employee Stock Purchase Plan to
         increase the number of shares reserved
         for issuance under such Plan by
         750,000 shares.

         Ratification of KPMG Peat Marwick,          30,585,817        37,569            70,448              -0-
         LLP as independent certified public
         accountants of the Company.


ITEM 6. EXHIBITS

(a)  Exhibits

          11.  Computation of Earnings (Loss) Per Share.
          27.  Financial Data Schedule.


ITEMS 2, 3, AND 5 ARE NOT APPLICABLE AND HAVE BEEN OMITTED.

                                   Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                               The Santa Cruz Operation, Inc.


Date: May 12, 1997             By:        /s/ John Luhtala
                                  ---------------------------------
                                              John Luhtala
                                          Senior Vice-President
                                       and Chief Financial Officer


                               By:        /s/ Randy Bresee
                                  ---------------------------------
                                            Randy Bresee
                                        Corporate Controller

                                 EXHIBIT INDEX

Exhibit
   No.                       Description
--------                     -----------
   11                Computation of Net Profit (Loss) Per Share

   27                Financial Data Schedule