Form 10-Q
period 1997-06-30
SANTA CRUZ OPERATION INC
filed 1997-08-14
CIK 851560

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


                   FOR THE QUARTERLY PERIOD ENDED JUNE 30,1997


          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM _____________ TO _______________

                                ----------------

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


        Registrant's telephone number, including area code (408) 425-7222



Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days.   Yes  X     No
                        ---      ----


       The number of shares outstanding of the registrant's common stock as of June 30, 1997 was 36,434,538.


================================================================================

                         THE SANTA CRUZ OPERATION, INC.

                                    FORM 10-Q

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

                                                 TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION

                                                                                       PAGE
                                                                                       ----
ITEM 1.  FINANCIAL STATEMENTS

                  A)  CONSOLIDATED STATEMENTS OF OPERATIONS
                        FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 1997 AND 1996.......1

                  B)  CONSOLIDATED BALANCE SHEETS
                        AS OF JUNE 30, 1997 AND SEPTEMBER 30, 1996.......................2

                  C)  CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THE NINE MONTHS ENDED JUNE 30, 1997 AND 1996.................3

                  D)  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ........................4

         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                  RESULTS OF OPERATIONS..................................................5

PART II. OTHER INFORMATION

         ITEM 1.  LEGAL PROCEEDINGS......................................................9

         ITEM 6.  EXHIBITS..............................................................12


SIGNATURES..............................................................................11

                          Part I. Financial Information
                          Item I. Financial Statements


THE SANTA CRUZ OPERATION, INC.


CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except earnings per share)

-------------------------------------------------------------------------------------------------
                                              THREE MONTHS ENDED           NINE MONTHS ENDED
                                                    JUNE 30,                    JUNE 30,
                                              1997           1996          1997           1996
-------------------------------------------------------------------------------------------------
 NET REVENUES:
   Licenses                               $  26,728      $  49,404      $ 127,492      $ 138,870
   Services                                   4,438          4,623         14,369         13,806
-------------------------------------------------------------------------------------------------
NET REVENUES                                 31,166         54,027        141,861        152,676
-------------------------------------------------------------------------------------------------
COST OF REVENUES:
  Licenses                                    8,371         10,266         28,067         26,721
  Services                                    4,455          4,491         13,448         13,436
-------------------------------------------------------------------------------------------------
Total cost of revenues                       12,826         14,757         41,515         40,157
-------------------------------------------------------------------------------------------------
GROSS MARGIN                                 18,340         39,270        100,346        112,519
-------------------------------------------------------------------------------------------------
OPERATING EXPENSES:
   Research and development                  11,055         10,617         35,305         27,938
   Sales and marketing                       20,197         19,575         61,668         58,973
   General and administrative                 5,523          5,201         16,124         15,197
   Non-recurring charges                      8,373             --          8,373         38,363
-------------------------------------------------------------------------------------------------
Total operating expenses                     45,148         35,393        121,470        140,471
-------------------------------------------------------------------------------------------------
OPERATING EARNINGS (LOSS)                   (26,808)         3,877        (21,124)       (27,952)
OTHER INCOME (EXPENSE):
  Interest income, net                          396            547          1,661          1,656
  Other expense, net                           (661)           (16)        (1,023)          (304)
-------------------------------------------------------------------------------------------------
Profit (loss) before income taxes           (27,073)         4,408        (20,486)       (26,600)
-------------------------------------------------------------------------------------------------
  Income taxes                               (2,444)         1,102           (797)          (114)
-------------------------------------------------------------------------------------------------
NET PROFIT (LOSS)                         $ (24,629)     $   3,306      $ (19,689)     $ (26,486)
-------------------------------------------------------------------------------------------------
NET PROFIT (LOSS) PER SHARE               $   (0.67)     $    0.09      $   (0.54)     $   (0.74)
-------------------------------------------------------------------------------------------------
COMMON AND COMMON EQUIVALENTS USED IN
COMPUTING NET PROFIT (LOSS) PER SHARE        36,547         38,502         36,690         35,801
-------------------------------------------------------------------------------------------------

          See accompanying notes to consolidated financial statements.

THE SANTA CRUZ OPERATION, INC.

CONSOLIDATED BALANCE SHEETS


                                                                JUNE 30,    SEPTEMBER 30,
(In thousands, except for share data)                            1997           1996
----------------------------------------------------------------------------------------
ASSETS

Current assets:
   Cash and cash equivalents                                   $  33,486      $  32,065
   Short-term investments                                         27,116         22,766
   Receivables, net                                               24,029         47,176
   Deferred tax asset                                              6,152          6,152
   Other current assets                                            8,121          9,670
----------------------------------------------------------------------------------------
       Total current assets                                       98,904        117,829
----------------------------------------------------------------------------------------

 Property and equipment, net                                      14,768         15,546
 Purchased software and technology licenses                       18,086         19,908
 Other assets                                                     14,101         13,524
----------------------------------------------------------------------------------------
       TOTAL ASSETS                                            $ 145,859      $ 166,807
----------------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY

  Current liabilities:
    Royalties payable                                          $   9,043      $  10,644
    Trade accounts payable                                        10,510         12,755
    Income taxes payable                                             855          3,369
    Accrued expenses and other current liabilities                31,083         22,288
    Deferred revenues                                              8,455          6,838
----------------------------------------------------------------------------------------

  Total current liabilities                                       59,946         55,894
----------------------------------------------------------------------------------------

 Other long-term liabilities                                       8,196          9,332
----------------------------------------------------------------------------------------

SHAREHOLDERS' EQUITY
  Common stock, net, authorized 100,000,000 shares
   Issued and outstanding 36,434,538 and 37,105,892 shares       119,639        125,172
   Cumulative translation adjustment                               1,061           (297)
   Accumulated deficit                                           (42,983)       (23,294)
----------------------------------------------------------------------------------------

  Total shareholders' equity                                      77,717        101,581
----------------------------------------------------------------------------------------

       TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY              $ 145,859      $ 166,807
----------------------------------------------------------------------------------------

           See accompanying notes to consolidated financial statements

THE SANTA CRUZ OPERATION, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

----------------------------------------------------------------------------------------------------------
                                                                                      Nine Months Ended
                                                                                          June 30,
                                                                                    1997         1996
----------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                          $(19,689)     $(26,486)
Adjustments to reconcile net profit (loss) to net cash
  used for operating activities -
     Depreciation and amortization                                                  12,949        11,386
     Charge for purchased research and development                                      --        38,363
     Stock option income tax benefit                                                   244           175
     Changes in assets and liabilities -
          Receivables                                                               23,147         1,964
          Deferred tax assets                                                          (34)       (3,055)
          Other current assets                                                       1,549        (3,351)
          Royalties payable                                                         (1,601)          123
          Trade accounts payable                                                    (2,245)        3,444
          Income taxes payable                                                      (2,514)        1,621
          Accrued expense and other current liabilities                              7,885       (10,097)
          Deferred revenue                                                           1,617          (123)
          Other accrued expense and other liabilities                               (2,510)        1,993
----------------------------------------------------------------------------------------------------------
         Net cash provided by operating activities                                  18,798        15,957
----------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of property and equipment                                            (2,394)       (3,523)
     Purchases of software and technology licenses                                  (4,826)       (5,627)
     Proceeds from short term investments                                            9,907        12,931
     Purchases of short term investments                                           (14,257)      (18,295)
     Changes in other assets                                                          (543)       (3,788)
----------------------------------------------------------------------------------------------------------
         Net cash used for investing activities                                    (12,113)      (18,302)
----------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Payments on capital lease obligations, term loan and bank line of credit         (845)         (707)
     Net proceeds from sale of common stock                                          1,839         2,551
     Payments on stock repurchases                                                  (7,613)       (2,094)
     Payments on notes receivable from sale of common stock                             (3)           (4)
----------------------------------------------------------------------------------------------------------
         Net cash used for financing activities                                     (6,622)         (254)
----------------------------------------------------------------------------------------------------------
Effects of exchange rate changes on cash and cash equivalents                        1,358          (424)
----------------------------------------------------------------------------------------------------------
Change in cash and cash equivalents                                                  1,421        (3,023)
Cash and cash equivalents at beginning of period                                    32,065        32,074
----------------------------------------------------------------------------------------------------------
 Cash and cash equivalents at end of period                                       $ 33,486      $ 29,051
----------------------------------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
CASH PAID:
     Income tax payments                                                          $  1,646      $  1,479
     Interest payments                                                            $    460      $    254
NON CASH TRANSACTIONS:
     Capital lease agreement                                                      $  3,129      $  1,540
     Networking technology buyout                                                       --      $  5,596

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

3.   RESTRUCTURING CHARGE

     A worldwide restructuring during the third quarter of fiscal 1997 resulted in a one-time charge of $8.4 million. The charge includes a 10% reduction in headcount, elimination of several non-essential facilities and a write-off of certain acquired technologies. As a result of this restructuring, the Company has realigned its product development organization, eliminated some research and development programs and focused product marketing. Additionally, some key manufacturing processes have been outsourced and elements of general and administration functions have been consolidated.

4.    NET PROFIT (LOSS) PER SHARE

     Net profit (loss) per share is computed based on weighted average number of common shares outstanding and dilutive common equivalent shares from the assumed exercise of stock options using the treasury stock method.

5.    RECENT ACCOUNTING PRONOUNCEMENTS

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

RESULTS OF OPERATIONS

NET REVENUES

Net revenues for the three months ended June 30, 1997 decreased 42% to $31.2 million from $54.0 million in the same period in fiscal year 1996. For the nine months ended June 30, 1997, net revenues were $141.9 million, a 7% reduction from the $152.7 million for the corresponding period in 1996. This quarter's decline resulted from significant planned reductions in channel inventories as well as planned product sales reductions and increased reserves. No one customer accounted for more that 10% of the total net revenues for the three and nine month periods ending June 30, 1997 and June 30, 1996.

License revenues for the three months ended June 30, 1997 was $26.7 million compared to $49.4 million in the same quarter of 1996. For the nine months ended June 30, 1997, license revenue was $127.5 million compared to $138.9 million for the same period in 1996. The channel inventory and planned product sales reductions impacted all product lines.

Service revenues, consisting of support, software enhancement services, consulting, engineering services, custom development and training, decreased to $4.4 million for the three months ended June 30, 1997, from $4.6 million in the same period in 1996, a decline of 4%. For the first nine months ended June 30, 1997, service revenue totaled $14.4 million compared to $13.8 million in the same period in 1996, a 4% increase. Service revenue was 14% of the total revenue for the third quarter, compared to 9% in the prior year.

International revenues continue to be a significant portion of total net revenues, comprising 63% of the revenues for the third fiscal quarter of 1997, and 48% for the same quarter in fiscal year 1996.

COST AND EXPENSES

Cost of revenues as a percentage of net revenues increased to 41% in the third quarter of 1997 from 27% for the same period in 1996. Higher scrap and obsolescence charges plus the impact of stable fixed costs over lower unit sales volume accounted for the major portion of the increase. For the nine months ended June 30, 1997 and 1996, the cost of revenues represented 29% and 26% of net revenues, respectively.

Research and development expenses increased 4% to $11.0 million for the quarter ended June 30, 1997 (35% of net revenues) compared to $10.6 million (20% of net revenues) for the same quarter in 1996. For the nine months ended June 30, 1997, research and development expenses amounted to $35.3 million or 25% of net revenues, representing a 26% increase compared to $27.9 million or 18% of net revenues for the comparable period of fiscal 1996. The spending increase as a percent of sales is primarily attributable to personnel costs relating to accelerated investment in development of next generation operating systems and technology focused on Internet enabled products.

Sales and marketing expenses increased by 3% to $20.2 million for the three months ended June 30, 1997 from $19.6 million for the same period in 1996. For the nine months ended June 30, 1997, sales and marketing expenses increased to $61.7 million from $59.0 million for the same period of the prior fiscal year. The increase was due to marketing efforts aimed at reseller training, Independent software vendor recruitment and higher corporate brand awareness. Sales and marketing expenses represented 43% of net revenues for the first nine months of fiscal 1997 and 39% for the first nine months of fiscal 1996.

General and administrative expenses increased by 6% to $5.5 million for the three months ended June 30, 1997 from $5.2 million for the same period in 1996. For the nine months ended June 30, 1997, general and administrative expenses increased by 6% to $16.1 million from $15.2 million for the same period of the prior year. The increase was primarily due to a one-time charge for settlement of litigation.

Non-recurring charges of $8.4 million were incurred in the third quarter of fiscal 1997 related to a worldwide restructuring. The charge includes a 10% reduction in headcount, elimination of several non-essential facilities and a write-off of certain acquired technologies.

Other income consists of net interest income, foreign exchange gain and loss as well as other miscellaneous income and expense items. For the third quarter of fiscal 1997, other income was ($0.3) million, compared to $0.5 million for the same quarter of fiscal 1996. The change in other income in the third quarter of fiscal 1997 was due primarily to a foreign exchange loss of $0.6 million associated with the settlement of an intercompany loan to the Company's UK subsidiary. For the nine months ended June 30, 1997, other income was $0.6 million as compared to $1.4 million for the same nine months in 1996. This decrease is attributable again to the foreign exchange loss associated with the UK loan settlement.

The benefit for income taxes was $2.4 million for the third quarter of fiscal 1997 compared to a provision for income taxes of $1.1 million for the same period of the prior fiscal year, and a benefit for income taxes of $0.8 million for the nine months ended June 30, 1997 compared with a benefit of $0.1 million for the corresponding fiscal 1996 period. The tax benefit for the third quarter of the current fiscal year resulted from a tax benefit on losses offset by a valuation allowance for the realization of deferred tax assets. The tax provision for the third quarter of the prior fiscal year resulted from taxes provided on operations at an effective tax rate of 25%. The tax benefit for the first nine months of the current fiscal year reflects a tax benefit on losses offset by a valuation allowance for the realization of deferred tax assets. The tax benefit for the first nine months of the prior fiscal year reflects taxes provided on operations at an effective tax rate of 25% offset by a one-time tax benefit in the first quarter of fiscal 1996 of approximately $3.1 million associated with non-recurring charges relating to the UnixWare product acquisition. The effective tax rate for fiscal 1996 reflects the realization of deferred tax assets for which a valuation allowance was previously established.

Net loss for the three months ending June 30, 1997 was $24.6 million. Excluding the $8.4 million non-recurring charge, net loss for the third quarter would have been $16.3 million compared to a profit of $3.3 million in the same period of 1996. For the nine months ended June 30,1997 net loss was $19.7 million. If the non-recurring charges are similarily excluded from the nine month results of 1997 and 1996, the results would have been a loss of $11.3 million in 1997 and a profit of $8.8 million in 1996.

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

The Company experiences seasonality of revenues for both European and the U.S. federal government markets. European revenues during the quarter ending June 30 are historically lower or relatively flat compared to the prior quarter. This reflects a reduction of customer purchases in anticipation of reduced selling activity during the summer months. Sales to the U.S. federal government generally increase more than normal during the quarter ending September 30. This seasonal increase is primarily attributable to increased purchasing activity by the U.S. federal government prior to the close of its fiscal year. Additionally, net revenues for the first quarter of the fiscal year are typically lower or relatively flat compared to net revenues of the prior quarter.

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

The Company's results of operations could be adversely affected if it were to lower its prices significantly. In the event the Company reduced its prices, the Company's standard terms for selected distributors provide credit for inventory ordered in the previous 180 days, such credits to be applied against future purchases. The Company, as a matter of policy, does not allow product returns for refund. Product returns are generally allowances for stock balancing and are accompanied by compensating and offsetting orders. Revenue is net of a provision for estimated future stock balancing and excess quantities above levels the Company deems appropriate in its distribution channels. The Company continues to monitor the quantity and mix of its product sales.

As the Company utilizes its tax carryforwards and as new tax legislation is enacted, the Company's effective tax rate is subject to change.

A substantial portion of the Company's revenues are derived from outside the United States. Trade sales to international customers represented 63% and 48% of total revenues for the third quarter of fiscal 1997 and 1996, respectively. A substantial portion of these international revenues are denominated in the U.K. pound sterling and operating results can vary with changes in the U.S. dollar exchange rate for such currency. The Company's revenues can also be affected by general economic conditions in the United States, Europe and other international markets. The Company's operating strategy and pricing take into account changes in exchange rates over time. However, the Company's results of operations may be significantly affected in the short term by fluctuations in foreign currency exchange rates.

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


LIQUIDITY AND CAPITAL RESOURCES

The Company's cash and short-term investments totaled $60.6 million at June 30, 1997, representing 42% of the Company's total assets. The nine month increase in cash and short-term investments of $5.8 million was primarily attributable to increased lease line utilization for capital acquisitions, tax refunds, and improved collection of the Company's accounts receivable. At June 30, 1997, the Company had available lines of credit of approximately $17.0 million under which the Company had $0.5 million in outstanding borrowings. It is anticipated that cash and short-term investments will decrease during the fourth fiscal quarter of 1997 due to reduced sales in the quarter ended June 30, 1997. The Company believes that its existing cash and short-term investments, funds generated from operations and available borrowing capabilities will be sufficient to meet its operating requirements through at least calendar 1997.

The Company's third quarter ended June 30, 1997 Days Sales Outstanding (DSO) was
69.4 days, a 16 day decrease from the second quarter ended March 31, 1997. The decrease was primarily attributable to a reduction in the Company's third quarter revenue due to channel inventory corrections accompanied by strong collections, resulting in a substantially lower accounts receivable.

The Company is engaged in a systematic repurchase of the Company's common stock for the funding of its employee programs. Additionally, the Company is authorized to buy back up to 4,000,000 additional shares. As of June 30, 1997, 773,000 shares had been repurchased and retired under this program.

                           PART II. OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

The Company currently has two lawsuits pending.

In August 1993, a securities class action lawsuit was filed in Superior Court of San Francisco, California and is now pending in the Superior Court of Santa Clara County, California against the Company, one current employee, three former employees and the Company's underwriters. The lawsuit alleges violations of the Securities Act of 1993, pertaining to alleged misrepresentations and omissions in the Company's Registration Statement and Prospectus in connection with its initial public offering. In May 1994, the case was dismissed at the pleading stage. The plaintiffs filed a notice of appeal in June 1994. The appellate court reversed the decision of the lower court. Further appellate review was not granted by the US Supreme Court and the case has been remanded to the Superior court for further proceedings and discovery. The Company believes it reasonably possible that the outcome of the securities class action lawsuit will result in a loss either by way of settlement with the plaintiffs or by way of a judgment in the plaintiffs' favor. The resolution of the securities class action could result in a significant non-recurring charge that could adversely impact the Company's earnings per share in the fiscal quarter in which such resolution occurred. However, the Company does not believe that any such loss would result in a material impact to the Company's annual financial results.

In September 1996, an action was filed in the Circuit Court of Cook County, Illinois by a former employee against the Company and one current employee alleging breach of contract regarding sales commissions. The Company believes that the possibility that the outcome of the lawsuit will result in a material impact to the Company's annual financial results is remote.

In February 1995, Micro-Quick Systems, Inc., a software dealer, commenced legal action against the Company in the Superior Court of San Bernadino County, alleging the Company failed to deliver conforming product and failed to support said product. This matter was settled in June 1997 for an immaterial amount.

ITEM 6. EXHIBITS

(a)  Exhibits

          11.  Computation of Earnings (Loss) Per Share.

          27.  Financial Data Schedule.


ITEMS 2, 3, 4, AND 5 ARE NOT APPLICABLE AND HAVE BEEN OMITTED.

                                   Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            The Santa Cruz Operation, Inc.


     Date: August 12, 1997                  By:     /s/ John W. Luhtala
                                                -----------------------------
                                                        John W. Luhtala
                                                     Senior Vice-President
                                                  and Chief Financial Officer


                                            By:  /s/ Randall Bresee
                                                ------------------------------
                                                     Randall Bresee
                                                  Corporate Controller

                               INDEX TO EXHIBITS

     EXHIBIT
     NUMBER                        EXHIBITS
     ------                        --------
       11.     Computation of Earnings (Loss) Per Share.

       27.     Financial Data Schedule.