Form 10-K405
period 1997-09-30
SANTA CRUZ OPERATION INC
filed 1997-12-23
CIK 851560

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-K

[ X ]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934


                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1997


[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM _____________ TO _______________

                                   ----------

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.     Yes    [X]    No    [ ]

Registrant became subject to such filing requirements on May 25, 1993 as a result of its initial public offering.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.     [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of the Common Stock on December 12, 1997 as reported on the Nasdaq National Market was approximately $74,966,400. Shares of Common Stock held by each executive officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.


            As of December 12, 1997, registrant had 36,202,255 shares
                          of Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the 1997 Annual Report to Shareholders are incorporated by reference into Parts I, II and IV.

Portions of the definitive Proxy Statement dated on or about January 16, 1998 to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held February 17, 1998 are incorporated by reference into
                                   Part III.

================================================================================

                         THE SANTA CRUZ OPERATION, INC.

                                    FORM 10-K
                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1997
                                TABLE OF CONTENTS

PART I                                                                                    PAGE NUMBER
        Item 1.     Business                                                                    1
        Item 2.     Properties                                                                 13
        Item 3.     Legal Proceedings                                                          13
        Item 4.     Submission of Matters to a Vote of Security Holders                        13
        Executive Officers of the Registrant                                                   13

PART II

        Item 5.     Market for Registrant's Common Stock and Related Stockholder Matters       16
        Item 6.     Selected Financial  Data                                                   16
        Item 7.     Management's Discussion and Analysis of Financial Condition and Results
                    of Operations                                                              16
        Item 8.     Financial Statements and Supplementary Data                                16
        Item 9.     Changes in and Disagreement with Accountants on Accounting and Financial
                    Disclosures                                                                16

PART III

        Item 10.      Directors and Executive Officers of the Registrant                       17
        Item 11.      Executive Compensation                                                   17
        Item 12.      Security Ownership of Certain Beneficial Owners and Management           17
        Item 13.      Certain Relationships and Related Transactions                           17

PART IV

        Item 14.      Exhibits, Financial Statement Schedule and Reports on Form 8-K           18
        Signatures                                                                             20

                                     PART I

ITEM 1. BUSINESS

INTRODUCTION

The Santa Cruz Operation, Inc. (SCO or the Company) was incorporated in California in 1979 and shipped its first product, SCO(R) XENIX(R) System V, a packaged version of the UNIX(R) operating system, in 1983. In 1985, the Company introduced its first operating system for the 32-bit Intel(R) microprocessor environment, SCO XENIX 286, and followed with its SCO XENIX 386 in 1987. The Company first shipped its UNIX trademarked commercial product, SCO UNIX System V/386, for the Intel CPU-based platforms in 1989 and followed with an integrated, graphical version of this product, SCO Open Desktop(R), in 1990. In 1993, the Company introduced two families of systems software--SCO OpenServer(TM) products, a complete line of advanced server and SCO Open Desktop products, a complete line of advanced workstation (client) operating systems. In 1995, SCO integrated these products into a single line, called the SCO OpenServer family. SCO also introduced its SCO Vision family of client-integration products, which integrate Windows(R) PC's with UNIX Servers from all major UNIX vendors. SCO also created a Layered Server Products division which has the mission of providing middleware that enhances the capabilities of SCO OpenServer Systems, as well as UNIX Servers from other vendors. In fiscal year 1996, SCO acquired the UnixWare(R)product line and UNIX system technology from Novell, Inc.

In 1997, the Company introduced an Application Broker for Network Computing, announced a release strategy for UnixWare 7, and restructured to increase overall efficiency, placing all of the Company's development groups under Doug Michels, SCO's co-founder, executive vice president, and chief technology officer.

SCO's mission is to be the leading supplier of UNIX System software for business-critical, Network Computing environments. Network Computing offers businesses a more powerful, reliable, and cost-effective way to share business-critical applications and information with people anywhere in the world. The two key elements of Network Computing are, first, powerful, scalable, and reliable servers; and, second, support for a wide range of clients.

SCO also offers an Application Broker for Network Computing- Tarantella. Tarantella runs on any UNIX server, and provides any Java client - NC, PC, terminal, or workstation - with access to existing applications running on any kind of server in the network - mainframe, mini, UNIX or NT server. By leveraging SCO's core strengths - UNIX servers and Tarantella - SCO can move businesses to Network Computing at their own pace, enabling them to utilize their existing systems and giving them the broadest choices of technologies and partners. SCO's product solutions are available through a global network of more than 15,000 SCO distributors and resellers. Through our strategic partnerships with the world's leading computer vendors, technology providers and support providers, SCO will continue to deliver the industry's most advanced and reliable products, backed by expert local support around the world.

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

In the past fifteen years, Intel CPU-based computers have proliferated in both large and small organizations primarily as a result of steadily improving price-performance and the development of local-area networking software. Recent generations of Intel processors, the i486 and Pentium(R) processors, together with declining costs for both system memory and data storage, have for the first time given PCs the power to process large volumes of business-critical data. These developments have accelerated the emergence of a new computing paradigm in which central processing on mainframes or minicomputers is being replaced by processing distributed between desktop PC or workstation "clients," which handle user interface and application logic, and Business Critical Servers responsible for shared access to enterprise data, business-critical applications, database management, and data security. This approach, in principle, combines the efficiency of desktop processing with access to enterprise-wide data and applications. However, the leading operating system for Intel CPU-based client PCs (Microsoft(R) MS-DOS(R), often used with the Microsoft Windows user interface or the newer Windows NT(R) workstation and server operating systems) and the leading networking operating system for PC-based local-area networks, Novell(R) NetWare(R), do not offer the performance, stability, scalability, data security, network connectivity, or support for heterogeneous clients (not only PCs, but also Xterminals, character-based terminals, UNIX workstations, PDAs, and the emerging class of network computers or NCs) required by many organizations for Business Critical Servers.

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

One of the problems of the PC-centric client/server model is the high cost of system administration, maintenance, and software updates. When businesses move to a server-centric model of client/server computing, called Network Computing, they can administer and update client software from the server, saving inordinate amounts of time and money. This is why SCO supports the server-centric Network Computing model.

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


THE SCO SOLUTION

SCO brings the power of the UNIX System and the freedom of open systems to the Intel CPU-based server environment. Since introducing its first operating software in 1983, SCO has shipped about 2.3 million licenses to multi-user computer environments worldwide. The Company's innovations have included shipping a packaged version of the UNIX System in 1983, shipping a graphical, 32-bit UNIX operating system for Intel PCs in 1990 and shipping a packaged UNIX operating system for Intel CPU-based multiprocessing computers in 1993. The Company introduced a family of client-integration and layered server software in 1995. In 1996, the Company introduced its Internet family of server products. In 1997, the Company introduced the world's first Application

Broker for Network Computing, and announced a release strategy for its next-generation, UNIX operating system, which is initially targeted at high-end departmental computing and enterprise environments. Based on its experience in the marketplace, the Company believes that its products support more Intel CPU-based computers, applications, networks, and peripherals than those of any other UNIX System software.



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


STRATEGY

The Company's strategy is to continue providing the most reliable and robust system software for Business Critical Servers that run the critical day-to-day business operations of large and small organizations. That includes Network Computing environments. The Company's future success will depend in large part on the continued growth of the UNIX System market for business and governmental organizations as well as the Company's ability to continue to license additional products and product enhancements to existing customers and to identify and market its products to new markets and customers. There can be no assurance that the Company will be able to sustain revenue growth and profitability on a quarterly or annual basis. Key elements of SCO's strategy include:


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


INTEGRATING WINDOWS PCS AND DIVERSE CLIENTS WITH UNIX SERVERS

SCO intends to provide the best server for Network Computing, which means providing the best server for a wide range of client devices, including not only Microsoft Windows PC desktops and laptops, but also UNIX workstations, Xterminals, character-based terminals, PDAs (Personal Digital Assistants), and network computers or NCs. The goal of this strategy is to enable organizations to take full advantage of cost-effective client devices that can run the new Java-based applications and exchange information across the Internet and corporate intranets.

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

In addition, SCO now offers Tarantella, the Company's new Application Broker for Network Computing. Tarantella enables customers to deliver both new and existing applications to any Java technology-enabled client. These applications include Windows, UNIX system, and mainframe applications. The clients can be palmtop devices, Web TV, a mobile phone, an NC, a character terminal, or a PC

SUPPORT A WIDE RANGE OF APPLICATIONS

Because purchase decisions are often driven by the availability of applications, SCO has positioned its products as a strategic platform for developers of business applications. Developers write software compatible with SCO's products because of SCO's leadership in the UNIX market for Intel CPU-based computers and its support for a wide range of hardware vendors. Applications written for the SCO environment run on over 2,700 computers and peripherals, and can be readily ported to proprietary or other RISC-based UNIX systems, thus expanding the market opportunity for the developer. SCO places particular emphasis on ensuring that SCO Business Critical Servers provide optimal support for the leading client/server applications, the new Java system-based applications, and the leading relational database management systems. Major software vendors that offer application software for the SCO environment include Banyan, Borland, Computer Associates, Informix, Lotus, Microsoft, Oracle, Novell, Progress, and Sybase. In total, SCO UNIX Systems are supported by over 12,000 independent software vendors (ISVs), representing over 15,000 business-critical applications.


DELIVER COMPREHENSIVE SUPPORT SERVICES

SCO continues to expand its delivery of support services to meet the needs of customers using complex, multivendor computer systems. SCO also works closely with resellers and OEMs to offer channel-delivered support programs to meet the needs of customers in its target markets. SCO Services offerings include a range of telephone support options, a CD-based SCO Support Library, on-line services, and high-level consulting and engineering services. These flexible services give customers a choice of support plans and pricing models. In addition, Comprehensive education and training programs for reseller and end users are available though the Company's Advanced Education Centers. Information on these programs is available on the Services and Support page of the SCO Web site.


SUPPLY MIDDLEWARE FOR MULTIPLE HARDWARE PLATFORMS

Middleware products and technologies represent a class of system software that enhances the basic operating system. SCO's Layered Server Products division is tasked with providing middleware for SCO OpenServer Systems, as well as other UNIX servers.


PROVIDE TRUE OPEN SYSTEMS PRODUCTS

Because customers are increasingly reluctant to be restricted to a single computer vendor, the Company has designed its software products to support industry-accepted open systems standards. Open systems are those systems which conform to established industry standards such as I20, XPG-4, Spec 1170, DCE and OSF/Motif(R) from The Open Group, POSIX(R) from IEEE, Federal Information Processing Standard (FIPS) from the National Institute of Standards (NIST), and Internet standards. SCO continuously works with standards organizations such as The Open Group to assure continued conformance to open systems standards. Industry standards may be established by organizations composed of vendors, by government agencies, by academic institutions, or by market acceptance. Industry standards typically are based on specifications which allow competing implementations. Because these standards are open, competitors can readily access the technology to include in their products. Industry standards offer the customer a cost-effective computing solution by providing a high degree of compatibility and interoperability among hardware, software, network and peripheral products. Based on published directories listing vendors and applications, the Company believes there are currently over 15,000 business-critical software solutions compatible with SCO's products.


LEVERAGED RESEARCH AND DEVELOPMENT

SCO has developed extensive expertise in sourcing, enhancing and integrating third-party technologies to provide true open system software solutions. For example, the SCO Open Server Enterprise System seamlessly integrates open system technologies from a number of different third-party software providers to produce a package that operates as one cohesive product. In this way, SCO leverages its engineering resources by building upon the technologies developed by the technical staffs at numerous other companies.

DISTRIBUTE PRODUCTS WORLDWIDE

In contrast to operating system software for standalone PCs and small networks, system software for Business Critical Servers requires sophisticated distribution and support. Over the past 12 years, SCO has developed a highly trained, multi-tiered, value-added distribution and support infrastructure. This worldwide network includes over 15,000 resellers and distributors. These parties implement and support specific solutions for corporate, government and smaller business customers by integrating SCO's products with those of other vendors. SCO and its distribution network work together to provide comprehensive support services ranging from engineering and consulting services to technical support and training and education.


EVANGELIZE TO DEVELOPERS AND EDUCATIONAL INSTITUTIONS

SCO maintains developer and reseller programs to assist independent software developers (ISVs) and channel partners in both the development and marketing of SCO Business Critical Servers. SCO developer and reseller programs include joint marketing campaigns, information exchange, and special access to product updates, enhancements, and new releases. The Company has established a program to focus on the use of SCO products at schools and universities, and makes free copies of its UNIX server licenses available to non-commercial organizations.


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

PRODUCTS

The Company offers two categories of products: (1) UNIX server products, which include layered server products such as SCO's Internet Family of products, and
(2) client-integration products, which include Tarantella.

SCO UNIXWARE PRODUCTS

SCO UnixWare 2.1 Application Server provides multi-user application services to businesses that put high demands on system reliability, performance, security, and networking. Built on the latest release of System V UNIX (SVR4.2 MP), SCO UnixWare 2.1 is the most modern and advanced release of the UNIX operating system on the market. SCO UnixWare 2.1 Application Server was designed from the ground up to be a high-performance, multi-processing release of the UNIX operating system while maintaining compatibility with the millions of UNIX systems already deployed by SCO and other market leaders. As an applications server, SCO UnixWare 2.1 provides all of the facets of business critical computing -- including built-in security, reliability, and fault tolerance -- on a standard, cost-effective, and high-performance Intel single- or multi-processor hardware platform. It supports thousands of enterprise, commercial, and industrial-grade applications and has established performance records running leading database systems from Oracle, Sybase, and Informix.

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



SCO OPENSERVER PRODUCTS

The SCO OpenServer system is today's leading UNIX server operating system for Intel processor-based platforms. Businesses use SCO OpenServer systems to simplify and speed business operations, better understand and respond to their customers' needs, and achieve a competitive advantage. SCO OpenServer systems are exceptional at running multi-user, transaction-based DBMS and business applications, communications gateways, mail and messaging servers in both host and client/server environments. SCO OpenServer Release 5 combines minicomputer-level reliability and availability with the Intel platform's exceptional price/performance, value and flexibility. Unlike other advanced operating systems, SCO OpenServer Systems revolutionize business productivity without obsoleting existing business critical systems, applications or data. Designed expressly for business critical computing, SCO OpenServer systems deliver what today's organizations are seeking -- exceptional value and price/performance, extensible networking with existing LANs and WANs, easy integration with Windows desktops, built-in Internet access and services, simplified administration and management, and outstanding scalability for long term growth.

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

SCO OpenServer Internet FastStart: The Internet FastStart system enables users to take full advantage of the Internet, providing advanced Network Computing features.



SCO LAYERED SERVER PRODUCTS

SCO Layered Server Products include The SCO Internet Family of products, plus SCO Advanced File and Print Server, SCO(R) ARCserve(R)/Open from Cheyenne(R), and SCO Doctor(TM).

        The SCO Internet Family. The SCO Internet Family provides Internet access for corporate LANs. By using the family of products as an Internet gateway, organizations can provide users with access to the vast resources of the Internet while providing advanced security; publish information for internal and external audience; create corporate intranets, and conduct electronic commerce

The SCO Internet Family provides everything needed to get up and running on the web quickly. It includes multi-line PPP, multi-homing support, Netscape Navigator(TM), and Netscape Communications Server(TM). Installation and configuration are made simple via a HTML-based tool that guides the installer painlessly through the entire install process. It also supports TCP/IP, IPX/SPX(TM), NFS(R), NIS, DNS, PPP, SMTP, POP networking protocols, and includes network install capability.

        Additional SCO Internet Family Product Options -- For customers with existing SCO servers, or those who wish to extend their Internet functionality, the SCO Internet Family also has a number of layered products. These include Netscape Commerce Server(TM), Netscape Communications Server, The Netscape Proxy Server(TM), Netscape Navigator, SCO Internet to NetWare Gateway, SCO Internet Security Package, and SCO PPP from Morning Star.

        SCO Advanced File and Print Server - Seamless Integration of UNIX Servers and Windows. The SCO Advanced File and Print Server, when used with SCO OpenServer Release 5, creates a UNIX system based network operating system that allows file and printer access to PCs running Microsoft Windows 95, Windows NT, Windows 3.x, OS/2(R), and MS-DOS.

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

Utilizing an intuitive Motif interface, SCO ARCserve/Open makes managing the backup of large servers and heterogeneous networks simple. Ease-of-use is enhanced by the Auto Pilot feature, which provides full automation of the data management process, including tape rotation. High throughput is provided by an efficient backup engine which optimizes performance of each tape drive. Even greater throughput is achieved with the Parallel Streaming feature, which supports simultaneous backup to multiple tape devices.

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

SCO Vision97 - Bringing together Windows, UNIX and the Internet

SCO Vision97 integrates Windows, UNIX and the Internet for just a little more than the price of a PC-X server. SCO Vision97 is a new generation of Windows to UNIX integration products, designed to bring the benefits of the new Internet computing model to Windows PC users. Going beyond simply accessing UNIX applications, SCO Vision97 adopts the principles of centralized management, server deployment and Internet integration and cuts the cost of ownership of existing PC networks.

Individual products offer access to X and character-based applications, server-based file and print sharing and ODBC middleware. Together they form a tightly integrated suite that is designed for Network Computing.

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

SCO XVision - The Transparent PC X Server for Microsoft Windows

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





Premier Motif - The Business Critical Motif

Premier Motif is a complete service for Motif developers including software and support. SCO ensures that users invest their time in developing applications rather than debugging or developing Motif itself. Premier Motif has developed from over four years' experience as the world's leading third party Motif supplier. Premier Motif focuses on providing the highest quality Motif libraries, refining and enhancing OSF/Motif and ensuring a robust and portable development base. SCO has taken OSF/Motif and added numerous bug fixes and enhancements, many not found in any other vendor's Motif implementation.


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


SALES AND DISTRIBUTION

Over the past 12 years, SCO has developed a highly trained and diverse sales and distribution channel of over 15,000 resellers and distributors. These channel partners are selected for their expertise and experience. Depending on the type of relationship with SCO, they may receive discounts off list prices. In some cases, the contractual arrangements require minimum purchases and are generally terminable by either party. The Company permits selected resellers to return a limited amount of product for stock balancing, provided a new equivalent order is received. In the event the Company reduced product prices, the Company's standard terms for these resellers provide credit for inventory ordered in the previous 90 days, which can be applied against future purchases. The Company, as a matter of policy, does not allow product returns for a refund. In the fourth fiscal quarter of 1995, the Company increased its provision for exchange of products in its international operations which adversely affected its operating results. During the third fiscal quarter of 1997, the Company reduced its channel inventory across all product lines resulting in reduced revenues. There can be no assurance that stock balancing and exchanges in the future will not adversely affect the Company's operating results. The SCO sales and distribution channels focus on three major customer groups:

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

PRODUCT DEVELOPMENT

Since its inception, the Company has focused considerable resources on the development and integration of UNIX systems and open systems software technologies and standards for Intel CPU-based computers. SCO has developed skills in operating systems, user interfaces, networking, porting and applications software support. The Company's development strategy is based upon utilizing and building upon technologies it owns, such as UNIX Systems technologies as well as products already available in the marketplace. In December of 1995, SCO purchased the UNIX Systems technologies from Novell Corporation and is now a primary driving force behind this open systems platform.

During the third quarter of fiscal 1997, SCO restructured to increase overall efficiency. SCO integrated the efforts of its various development teams to deliver the features and functionality businesses expect from SCO systems faster and more efficiently.

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

SCO product development is comprised of one integrated organization that implements SCO's two product strategies--UNIX servers and Client Integration products.

The UNIX server development teams are responsible for the core operating systems and services including SCO OpenServer, SCO UnixWare, and the forthcoming 64-bit UNIX system. They are also responsible for additional OS services such as SCO(R) Merge(TM), Virtual Disk Manager and On Line Data Manager (RAID subsystems), Development Systems, and new technology development projects that are UNIX kernel-related such as clustering and NUMA support. In addition, they are responsible for many layered server functions that extend the capabilities of the core operating systems. These services include file and print services, system management and backup services, and, most important, Internet services.

The Client integration Development teams are responsible for SCO's "Windows integration" and "any-client integration" products and services. SCO's strategy is to integrate almost any client with almost any UNIX server.

The teams build the SCO Vision family of products which includes SCO Vision97, SCO XVision, SCO TermVision, SCO SuperVision, SCO SQL-Retriever. They also develop Tarantella products, which extend SCO's "any-client" proposition to Network Computing environments.

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

The Company anticipates new releases of products in the fiscal year ending September 30, 1998. There is no assurance that such new releases will not be affected by technical problems or "bugs", as is common in the software industry. Furthermore, there can be no assurance that these or other future product introductions will not be delayed. Delays in the availability, or a lack of market acceptance, of new or enhanced products could have an adverse effect on the Company's business. There can be no assurance that product introductions in the future will not disrupt product revenues and adversely affect operating results.

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

In addition, certain competitive products may have advantages compared to certain SCO products. Microsoft Windows NT has greater name recognition than the Company's products and is being designed to run on a greater range of processors. The Company's exclusive focus on system software may be a competitive disadvantage to those competitors which offer a wider range of products. The Company may also be at a disadvantage relative to those competitors who have greater financial resources, larger technical staffs, and more extensive marketing and distribution capabilities. There can be no assurance that either existing or new competitors will not develop products that are superior to the Company's products for basic desktop and certain server applications for the UNIX System. If competition were to cause the Company to reduce its prices significantly, the Company's results of operations could be adversely affected. The Company's future success will depend in large part on the following conditions: the continued growth of the UNIX market for business and governmental organizations, the Company's ability to continue to license additional products and product enhancements to existing customers, and the ability to identify and market its products to new markets and customers. There can be no assurance that future competition will not have a material adverse effect on the Company's results of operations.

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

The Company's products are offered primarily for multi-user computer environments on Intel CPU-based computers. The market for MS-DOS and Windows on personal computers for personal productivity is substantially larger than the market for UNIX Systems on Intel CPU-based computers. Because the Company competes in a smaller market than the personal productivity market addressed by MS-DOS and Windows, the Company's potential for future growth will depend in part on the extent to which the UNIX market continues to grow. The existence of a number of different versions of UNIX operating systems may have adversely affected the growth of the UNIX market compared to alternative operating systems. However, the emergence of such technologies as the Internet, the World Wide Web, Java, network computers and the TCP/IP networking protocol as de facto industry standards has helped strengthen the position of UNIX system as an operating system that functions consistently across a broad range of hardware platforms and computing architectures such as Host, Client/Server and now Network Computing. In addition, SCO is working with The Open Group, a major international standards group, to support the implementation of standard application programming interfaces (APIs) that will support applications compatibility across different versions of UNIX systems. To date, SCO and other major UNIX vendors have adopted varying schedules for compliance with these API specifications, and there can be no assurance this effort will be successful.


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

The Company depends on the availability of technology from third parties. Most of the software licensed by the Company is written to comply with industry standards and because the licensor is seeking to broaden its market it is made widely available on a non-exclusive basis by the licensor. As a result, this software is also readily available to competitors of the Company which want to incorporate such software into their products. SCO has several license agreements with Microsoft pursuant to which Microsoft has provided software technology to SCO, including XENIX. Microsoft has rights to terminate its licenses with SCO in the event of the acquisition of SCO by a competitor of Microsoft, which may affect any such acquisition. SCO believes that, if such an acquisition occurred and Microsoft canceled these licenses, SCO could obtain alternative technology from other sources and could incorporate such technology into SCO's products, or alternatively, SCO could continue operations without such technology with no material impact to its business. However, the loss of any significant third-party license, or the inability to license additional technology as required, could have a materially adverse effect on the Company's results of operations until such time as the Company could replace such technology.

EMPLOYEES

As of September 30, 1997, the Company had 1,082 employees, including 334 in product development, 345 in sales and marketing, 159 in customer support services, and 244 in finance, manufacturing and distribution services and administration.

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


ITEM 2. PROPERTIES

The Company is headquartered in Santa Cruz, California, where it leases administrative, sales and marketing, product development and distribution facilities. The Company leases additional facilities for administration, sales and marketing and product development in Mountain Heights Center, New Jersey and Watford, England. The leases for the Company's facilities expire at various dates through 2020. The Company has renewal options, at fair market value, under many of these leases and believes that in any event additional or alternative space adequate to serve the Company's foreseeable needs would be available on commercially reasonable terms.

The Company's field operations occupy leased facilities in 12 locations in the United States. In addition, the Company's subsidiaries and sales offices in France, Germany, Italy, Spain, Sweden, Denmark, Singapore, Australia, China and Mexico lease space for their operations. Worldwide, the Company leases property in 38 locations consisting of an aggregate of approximately 370,000 square feet. The Company believes that these facilities are adequate for its needs in the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS

In August 1993, a securities class action lawsuit was filed in Superior Court of San Francisco, California against the Company, one current employee, three former employees and the Company's underwriters. The lawsuit alleged violations of the Securities Act of 1993, pertaining to alleged misrepresentations and omissions in the Company's Registration Statement and Prospectus in connection with its initial public offering. Subject to final court approval, this matter was settled in October 1997 for an immaterial amount.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth fiscal quarter of 1997.

EXECUTIVE OFFICERS AND OFFICERS OF THE REGISTRANT

The executive officers and officers of the Company as of September 30, 1997 were as follows:

Name                         Age            Position with the Company
----                         ---            -------------------------
EXECUTIVE OFFICERS:
Alok Mohan                   49             President and Chief Executive Officer

Edwin Adams                  53             Senior Vice President and General Manager, The Americas

Ray Anderson                 39             Senior Vice President, Marketing, Products Division

James Clark                  57             Senior Vice President, Asia/Pacific Operations

John Luhtala                 54             Senior Vice President, Operations, and Chief Financial Officer

David McCrabb                49             Senior Vice President, Market Planning

Douglas L. Michels           43             Executive Vice President, Chief Technical Officer

Jack Moyer                   48             Vice President, Human Resources

Steve Sabbath                50             Vice President, Law and Corporate Affairs and
Secretary

Geoff Seabrook               49             Senior Vice President, and General manager, EMEIA

OFFICERS:

Helene Mann-Bouchard         37             Vice President, Worldwide Customer Delivery
Systems

James Wilt                   51             Vice President, Business Development


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

Mr. Adams was named Senior Vice President and General Manager, The Americas in December 1994. From May 1993 to December 1994, he served as the Company's as Vice President, The Americas, Field Operations. Mr. Adams served as Senior Vice President of Sales and Marketing for Telebit from June 1992 until May 1993. From October 1988 to June 1992, he served as Vice President of Marketing and Vice President of Sales for Oracle.

Mr. Anderson was named Senior Vice President, Marketing, Products Division in June 1997. Between June 1997 and December 1994, Mr. Anderson served as Senior Vice President and Managing Director, Client Integration Division. Mr. Anderson was named Senior Vice President of SCO and Managing Director of IXI Limited when SCO acquired IXI Limited in February 1993. Mr. Anderson was a founder of IXI Limited and served as its Managing Director commencing in 1987.

Dr. Clark was named Senior Vice President, Asia/Pacific Operations in November 1996. Prior to joining the Company, Dr. Clark held various senior executive positions with AT&T Bell Laboratories commencing in September 1989 as well as served as a professor at the Queensland University of Technology, School of Data Communications, Brisbane, Australia.

Mr. Luhtala was named Senior Vice President and Chief Financial Officer in January 1997. Prior to joining the Company, between May 1996 and December 1996, Mr. Luhtala served as Chief Financial Officer and Vice President, Mergers, Acquisitions and Joint Ventures at SyQuest Technology. From February 1987 to May 1996, Mr. Luhtala served in various financial management positions with Amdahl.

Ms. Mann-Bouchard joined the Company in 1984 and held various positions until December 1994 when she became Vice President, Worldwide Manufacturing Distribution and Information Services. In July 1995, Ms. Mann-Bouchard was named Vice President, Worldwide Customer Delivery Systems.

Mr. McCrabb was named Senior Vice President, Market Planning in July 1997. Between January 1995 and June 1997, he served as Vice President, Marketing and Channel Sales in January 1995. Prior to joining the Company, Mr. McCrabb served as Vice President and General Manager for Applied Digital Data Systems, a wholly owned subsidiary of NCR, since February 1994. From November 1989 to February 1992, he served as Vice President, Sales and Marketing for Primary Access Corporation.

Mr. Michels is the principal architect of the Company's technology strategy and has served as the head of product development since June 1997. Mr. Michels has served as Chief Technical Officer since February 1993 and as a director of the Company since 1979. Mr. Michels has served as the Company's Executive Vice President since he co-founded the Company in 1979. Mr. Michels is one of the founders of Uniforum, a UNIX(R) user consortium, and served as its President from 1989 to 1990.

Mr. Moyer was named Vice President, Human Resources in August 1995. Prior to joining the Company, Mr. Moyer served as Vice President, Human Resources for the following companies: Ore Ida Foods from 1992 to August 1995; Maspar Computer Corporation from November 1991 until November 1992; Businessland from January 1985 until November 1991. Mr. Moyer's senior human resources management experience also includes positions at National Mirconetics, Inc. and National Semiconductor Corp.

Mr. Sabbath was named Vice President, Law and Corporate Affairs and Secretary in February 1993. Between 1991 and 1993, he served as Vice President, Legal Affairs. Prior to joining the Company, between February 1988 and January 1991, Mr. Sabbath was the Deputy General Counsel for Sun Microsystems, Inc., a manufacturer of UNIX system-based hardware and software.

Mr. Seabrook was named Senior Vice President, and General Manager, EMEIA in January 1996. Joining the Company in 1989, Mr. Seabrook has held a number of strategic positions. Prior to joining the Company, Mr. Seabrook served as Vice President International Operations at Century Data Inc.

Mr. Wilt was named Vice President, Business Development in August 1991. Joining the Company in 1983, Mr. Wilt has held a number of strategic positions both in the US and in Europe including that of Vice President, International. Mr. Wilt formerly held management positions in sales, marketing, and planning at Xerox, Honeywell and Amdahl.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

The following required information is filed as a part of the report:

The Company has not paid cash dividends on its common stock. The Company's common stock is traded over-the-counter and is quoted on the Nasdaq National Market under the symbol "SCOC". The following table sets forth the range of high and low closing sale prices for the Common Stock:

                                           Low Sale Price               High Sale Price
                                           --------------               ---------------
Fiscal 1996:
    First Quarter                               5-5/8                        8-3/8
    Second Quarter                              5-5/8                        7-1/2
    Third Quarter                               6-5/8                        8-7/8
    Fourth Quarter                              5-5/8                        7-1/4

Fiscal 1997:

    First Quarter                               6-1/4                        7-3/8
    Second Quarter                              6-1/4                        8-1/2
    Third Quarter                               3-1/4                        6-5/16
    Fourth Quarter                              3-11/16                      7-1/16


On December 12, 1997, there were approximately 6,800 holders of the Company's Common Stock.

ITEM 6. SELECTED FINANCIAL DATA

The information set forth on page 10 of the 1997 Annual Report to Shareholders is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information set forth on pages 11 through 15 of the 1997 Annual Report to Shareholders is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements and supplementary financial information for the Company and report of independent auditors set forth on pages 16 through 31 of the 1997 Annual Report to Shareholders are incorporated herein by reference.

  o Consolidated Statements of Operations for each of the years in the three year period ended September 30, 1997

  o  Consolidated Balance Sheets as of September 30, 1997 and 1996

  o Consolidated Statements of Shareholders' Equity for each of the years in the three year period ended September 30, 1997

  o Consolidated Statements of Cash Flows for each of the years in the three year period ended September 30, 1997

  o  Notes to Consolidated Financial Statements

  o  Report of Independent Auditors

  o  Quarterly Financial Information

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information with respect to Directors may be found under the caption "Election of Directors" of the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held February 17, 1998 (the "Proxy Statement"). Such information is incorporated herein by reference. Information with respect to Executive Officers and Officers may be found on pages 13 through 15 hereof, under the caption "Executive Officers and Officers of the Registrant."


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

        2.      Financial Statement Schedule

                Schedule                                                                Page
                 Number        Description                                             Number
                --------       -----------                                             ------
                  II       Valuation and Qualifying  Accounts                            22

                The independent auditors' report with respect to the above-listed financial statement schedule appears on page 21 of this report on Form 10-K. Financial statement schedules other than those listed above have been omitted since they are either not required, not applicable, or the information is shown in the financial statements or notes thereto.

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

                  27.1       Financial Data Schedule


(1)     Incorporated by reference to Registration Statement 33-60548 on Form
        S-1.

(2)     Incorporated by reference to the Form 10-K filed on December 24, 1993.

(3)     Incorporated by reference to the Form 10-K filed on December 23, 1994.

(4)     Incorporated by reference to the Form 8-K filed on December 20, 1995.

(5)     Incorporated by reference to the Form 10-K filed on December 22, 1995.

--------------------------------------------------------------------------------

(b)     Reports on Form 8-K.

                No reports on Form 8-K were filed during the last quarter of fiscal 1997.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          THE SANTA CRUZ OPERATION, INC.

By: /s/ John W. Luhtala                 By: /s/ Steven M. Sabbath
   ---------------------------------       ----------------------------------
    John W. Luhtala                        Steven M. Sabbath
    Senior Vice President, Operations,     Vice President,
    and  Chief Financial Officer           Law and Corporate Affairs & Secretary
    Date: December 23, 1997                Date: December 23, 1997

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


/s/ Alok Mohan
--------------------------------------
Alok Mohan
President, Chief Executive Officer and Director
Date: December 23, 1997


/s/ Douglas L. Michels                            /s/  Robert M. McClure
--------------------------------------            ------------------------------
Douglas L. Michels                                 Robert M. McClure
Executive Vice President, Chief Technical          Director
Officer and Director                               Date: December 23, 1997
Date: December 23, 1997


/s/ Enzo Torresi                                  /s/  Gilbert P. Williamson
--------------------------------------            ------------------------------
Enzo Torresi                                      Gilbert P. Williamson
Director                                          Director
Date: December 23, 1997                           Date: December 23, 1997


/s/ Ronald Lachman                                /s/ Jean-Francois Heitz
--------------------------------------            ------------------------------
Ronald Lachman                                    Jean-Francois Heitz
Director                                          Director
Date: December 23, 1997                           Date: December 23, 1997


/s/ Ninian Eadie                                  /s/ R. Duff Thompson
--------------------------------------            ------------------------------
Ninian Eadie                                      R. Duff Thompson
Director                                          Director
Date: December 23, 1997                           Date: December 23, 1997

                          INDEPENDENT AUDITORS' REPORT





The Board of Directors and Shareholders of The Santa Cruz Operation, Inc.:




Under date of October 22, 1997, we reported on the consolidated balance sheets of The Santa Cruz Operation, Inc. and subsidiaries as of September 30, 1997 and 1996, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the years in the three-year period ended September 30, 1997, as contained in the 1997 annual report to stockholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year 1997. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the related financial statement schedule as listed in the accompanying index. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.




                                              /s/  KPMG Peat Marwick LLP



San Jose, California
October 22, 1997

                         THE SANTA CRUZ OPERATION, INC.
                              SCHEDULE II/RULE 5-04
                        VALUATION AND QUALIFYING ACCOUNTS

                  YEARS ENDED SEPTEMBER 30, 1997, 1996 AND 1995
                                 (In thousands)


                                        BALANCE AT   CHARGED TO                           BALANCE
                                        BEGINNING   REVENUES OR                          AT END OF
DESCRIPTION                             OF PERIOD     EXPENSES    DEDUCTIONS  OTHER (1)    PERIOD
-----------                             ----------  -----------   ----------  ---------  ----------
Year Ended September 30, 1997
     Allowance for returns                $ 9,245      $33,115      $33,224        --      $ 9,136
     Allowance for doubtful accounts        1,885          349          491        --        1,743
                                        ----------  -----------   ----------  ---------  ----------
        Total allowance                   $11,130      $33,464      $33,715        --      $10,879
                                        ==========  ===========   ==========  =========  ==========

Year Ended September 30, 1996
     Allowance for returns                $11,110      $24,643      $26,508        --      $ 9,245
     Allowance for doubtful accounts        2,285          635        1,035        --        1,885
                                        ----------  -----------   ----------  ---------  ----------
        Total allowance                   $13,395      $25,278      $27,543        --      $11,130
                                        ==========  ===========   ==========  =========  ==========

Year Ended September 30, 1995
     Allowance for returns                $ 4,904      $27,015      $20,853      $ 44      $11,110
     Allowance for doubtful accounts        1,924          701          493       153        2,285
                                        ----------  -----------   ----------  ---------  ----------
        Total allowance                   $ 6,828      $27,716      $21,346      $197      $13,395
                                        ==========  ===========   ==========  =========  ==========


(1) Adjustment for purchase of Visionware Limited

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

27.1          Financial Data Schedule

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