Form 10-Q
period 1997-12-31
SANTA CRUZ OPERATION INC
filed 1998-02-13
CIK 851560

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                           --------------------------

                                    FORM 10-Q


    [X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1997

    [ ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM _____________ TO _______________

                           --------------------------

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


Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  [X]   No  [ ]

The number of shares outstanding of the registrant's common stock as of December 31, 1997 was 36,167,625.

================================================================================

                         THE SANTA CRUZ OPERATION, INC.

                                    FORM 10-Q

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1997

                                TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION


                                                                                        PAGE
                                                                                        ----
        ITEM 1.FINANCIAL STATEMENTS

               A)  CONSOLIDATED STATEMENTS OF OPERATIONS
                     FOR THE THREE MONTHS ENDED DECEMBER 31, 1997 AND 1996.............   1

               B)  CONSOLIDATED BALANCE SHEETS
                     AS OF DECEMBER 31, 1997 AND SEPTEMBER 30, 1997....................   2

               C)  CONSOLIDATED STATEMENTS OF CASH FLOWS
                     FOR THE THREE MONTHS ENDED DECEMBER 31, 1997 AND 1996.............   3

               D)  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS .........................   4

        ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
               RESULTS OF OPERATIONS...................................................   6

PART II.  OTHER INFORMATION

        ITEM 1.    LEGAL PROCEEDINGS...................................................   9

        ITEM 6.    EXHIBITS............................................................   9

SIGNATURES.............................................................................  10

                          Part I. Financial Information
                          Item I. Financial Statements

THE SANTA CRUZ OPERATION, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except amounts per share)

                                                        THREE MONTHS ENDED
                                                            DECEMBER 31,
                                                      ----------------------
                                                        1997          1996
                                                      --------      --------
                                                           (Unaudited)
NET REVENUES                                          $ 47,497      $ 56,608
COST OF REVENUES                                        12,346        13,663
                                                      --------      --------
    GROSS MARGIN                                        35,151        42,945
                                                      --------      --------
OPERATING EXPENSES:
  Research and development                              10,759        11,966
  Sales and marketing                                   19,619        20,776
  General and administrative                             4,604         5,235
                                                      --------      --------
     Total operating expenses                           34,982        37,977
                                                      --------      --------
     Operating income                                      169         4,968

OTHER INCOME (EXPENSE):
  Interest income, net                                     475           637
  Other expense, net                                       101          (317)
                                                      --------      --------
     Income before income taxes                            745         5,288
                                                      --------      --------
  Income taxes                                             321         1,322
                                                      --------      --------
    NET INCOME                                        $    424      $  3,966
                                                      --------      --------
    NET INCOME PER SHARE:
          Basic                                       $   0.01      $   0.11
          Diluted                                     $   0.01      $   0.11
                                                      --------      --------
    SHARES USED IN INCOME PER SHARE CALCULATION:
          Basic                                         36,345        36,909
          Diluted                                       37,094        37,683
                                                      --------      --------

          See accompanying notes to consolidated financial statements.

THE SANTA CRUZ OPERATION, INC.
CONSOLIDATED BALANCE SHEETS

                                                                  December 31,       September 30,
                                                                      1997               1997
                                                                  ------------       -------------
(In thousands, except for share data)                              (Unaudited)
ASSETS

Current assets:
  Cash and cash equivalents                                        $   25,631         $   23,225
  Short-term investments                                               27,207             28,486
  Receivables, net                                                     33,491             36,546
  Deferred tax assets                                                   6,630              6,631
  Other current assets                                                  7,009              6,934
                                                                   ----------         ----------
    Total current assets                                               99,968            101,822
                                                                   ----------         ----------
Property and equipment, net                                            14,080             13,666
Purchased software and technology licenses                             14,749             16,523
Other assets                                                           14,197             14,654
                                                                   ----------         ----------
      TOTAL ASSETS                                                 $  142,994         $  146,665
                                                                   ----------         ----------
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Royalties payable                                                $    8,709         $   11,262
  Trade accounts payable                                                9,133              8,600
  Income taxes payable                                                  1,054              1,101
  Accrued expenses and other current liabilities                       26,821             27,230
  Deferred revenues                                                     6,480              7,465
                                                                   ----------         ----------
    Total current liabilities                                          52,197             55,658
                                                                   ----------         ----------
Other long-term liabilities                                            10,400              9,545
                                                                   ----------         ----------
SHAREHOLDERS' EQUITY

  Common stock, net, authorized 100,000,000 shares
    Issued and outstanding 36,167,625 and 36,450,115 shares           117,575            119,287
  Cumulative translation adjustment                                       862                639
  Accumulated deficit                                                 (38,040)           (38,464)
                                                                   ----------         ----------
    Total shareholders' equity                                         80,397             81,462
                                                                   ----------         ----------
      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                   $  142,994         $  146,665
                                                                   ==========         ==========

          See accompanying notes to consolidated financial statements.

THE SANTA CRUZ OPERATION, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

                                                                         Three Months Ended
                                                                             December 31,
                                                                      -------------------------
                                                                        1997             1996
                                                                      --------         --------
                                                                             (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                                            $    424         $  3,966
Adjustments to reconcile net income to net cash
     provided by operating activities -
      Depreciation and amortization                                      3,879            5,428
      Deferred tax assets                                                  (51)              --
      Exchange gain                                                       (315)              --
      Changes in operating assets and liabilities-
          Receivables                                                    3,478           (4,708)
          Other current assets                                              18            1,512
          Royalties payable                                             (2,550)          (3,216)
          Trade accounts payable                                           403           (3,959)
          Income taxes payable                                             (95)          (1,634)
          Accrued expense and other current liabilities                   (683)           2,454
          Deferred revenue                                              (1,048)            (521)
                                                                      --------         --------
          Net cash provided by (used for) operating activities           3,460             (678)
                                                                      --------         --------
CASH FLOWS FROM INVESTING ACTIVITIES:

      Purchases of property and equipment                               (1,364)          (2,048)
      Purchases of software and technology licenses                       (195)          (2,162)
      Sales of short-term investments                                    6,630            4,302
      Purchases of short-term investments                               (5,351)          (3,734)
      Changes in other assets                                              447           (3,873)
                                                                      --------         --------
          Net cash provided by (used for) investing activities             167           (7,515)
                                                                      --------         --------
CASH FLOWS FROM FINANCING ACTIVITIES:

      Payments on capital lease                                           (555)            (279)
      Net proceeds from sale of common stock                                72            1,480
      Repurchases of common stock                                       (1,784)          (5,699)
      Changes in other long-term liabilities                               836            2,289
                                                                      --------         --------
          Net cash used for financing activities                        (1,431)          (2,209)
                                                                      --------         --------
Effects of exchange rate changes on cash and cash equivalents              210              833
                                                                      --------         --------
Change in cash and cash equivalents                                      2,406           (9,569)
Cash and cash equivalents at beginning of period                        23,225           32,065
                                                                      --------         --------
Cash and cash equivalents at end of period                            $ 25,631         $ 22,496
                                                                      --------         --------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash paid-
      Income taxes                                                    $    231         $  3,351
      Interest                                                             233               57
    Non-cash financing and investing activities-
      Assets recorded under capital leases                            $    852         $  1,080
                                                                      --------         --------

          See accompanying notes to consolidated financial statements.

THE SANTA CRUZ OPERATION,INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  BASIS OF PRESENTATION

    In the opinion of management, the accompanying unaudited, consolidated statements of operations, balance sheets and statements of cash flows have been prepared in accordance with generally accepted accounting principles and include all material adjustments (consisting of only normal recurring adjustments) necessary for their fair presentation. The financial statements include the accounts of the Company and its wholly owned subsidiaries after all material intercompany balances and transactions have been eliminated. The Notes to Consolidated Financial Statements contained in the fiscal year 1997 report on 10K should be read in conjunction with these Consolidated Financial Statements. The consolidated interim results presented are not necessarily indicative of results to be expected for a full year. Certain reclassifications have been made for consistent presentation. The September 30, 1997 balance sheet was derived from audited financial statements, and is included for comparative purposes.

2.  EARNINGS PER SHARE (EPS) DISCLOSURES

    The Company has adopted the provisions of Statement of Financial Accounting Standards No. 128 (SFAS 128), Earnings Per Share, effective December 31, 1997. SFAS 128 requires the presentation of basic and diluted earnings per share. Basic EPS is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS is computed giving effect to all dilutive potential common shares that were outstanding during the period. Dilutive potential common shares consist of the incremental common shares issuable upon the exercise of stock options for all periods. All prior period earnings per share amounts have been restated to comply with SFAS 128. Basic and diluted earnings per share were calculated as follows during the three months ended December 31, 1997 and 1996:

                                                           1997           1996
                                                          -------        -------
    (in thousands, except per share data)                      (unaudited)
    Basic:
        Weighted average shares                            36,345         36,909
                                                          =======        =======
        Net income                                        $   424        $ 3,966
                                                          =======        =======
        Net income per share                              $  0.01        $  0.11
                                                          =======        =======
    Diluted:
        Weighted average shares                            36,345         36,909
        Common equivalent shares from stock options
             and warrants                                     749            774
                                                          -------        -------
        Shares used in per share calculation               37,094         37,683
                                                          =======        =======
        Net income                                        $   424        $ 3,966
                                                          =======        =======
        Net income per share                              $  0.01        $  0.11
                                                          =======        =======

    Options to purchase 2,587,856 and 3,470,379 shares of common stock at a range of $5.36 to $12.00 and $6.87 to $13.94 per share were outstanding during the first quarter of fiscal year 1998 and 1997, respectively, but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares for each respective quarter.

3.  RECENT ACCOUNTING PRONOUNCEMENTS

    In October 1997, the AICPA issued Statement of Position (SOP) 97-2, Software Revenue Recognition, which supersedes SOP 91-1. The Company will be required to adopt SOP 97-2 prospectively for software transactions entered into beginning October 1, 1998. SOP 97-2 generally requires revenue earned on software arrangements involving multiple elements such as software products, upgrades, enhancements, postcontract customer support, installation and training, to be allocated to each element based on the relative fair values of the elements. The fair value of an element must be based on evidence which is specific to the vendor. The revenue allocated to software products, including specified upgrades or enhancements generally is recognized upon delivery of the products. The revenue allocated to postcontract customer support generally is recognized ratably over the term of the support and revenue allocated to service elements generally is recognized as the services are performed. If a vendor does not have evidence of the fair value for all elements in a multiple-element arrangement, all revenue from the arrangement is deferred until such evidence exists or until all elements are delivered. The Company's management is currently evaluating whether the adoption of SOP 97-2 will have a material impact on the Company's financial position or results of operations.

    In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 (SFAS 130), Reporting Comprehensive Income. This statement establishes requirements for disclosure of comprehensive income and becomes effective for the Company for fiscal years beginning after December 15, 1997, with reclassification of earlier financial statements for comparative purposes. Comprehensive income generally represents all changes in stockholders' equity except those resulting from investments or contributions by stockholders. The Company is evaluating alternative formats for presenting this information, but does not expect this pronouncement to materially impact the Company's results of operations.

    In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, (SFAS 131), Disclosures about Segments of an Enterprise and Related Information. This statement establishes standards for disclosure about operating segments in annual financial statements and selected information in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas and major customers. This statement supersedes Statement of Financial Accounting Standards No. 14, Financial Reporting for Segments of a Business Enterprise. The new standard becomes effective for fiscal years beginning after December 15, 1997, and requires that comparative information from earlier years be restated to conform to the requirements of this standard. The Company is evaluating the requirements of SFAS 131 and the effects, if any, on the Company's current reporting and disclosures.

4.  LEGAL PROCEEDINGS

    In August 1993, a securities class action lawsuit was filed against the Company. In November 1997, the lawsuit was settled for an insignificant amount. The settlement was fully provided for at September 30, 1997.

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

RESULTS OF OPERATIONS

NET REVENUES

Net revenues for the three months ended December 31, 1997 decreased 16% to $47.5 million from $56.6 million in the same period in fiscal 1997. This quarter's decline resulted in part from decreased or delayed sales to Asia due to weakened local currency and a delay in recording several large transactions which did not close by December 31,1997. No one customer accounted for more than 10% of net revenues in the first quarter ended December 31, 1997 or 1996.

International revenues continue to represent a significant portion of total net revenues comprising 54% of the revenues for the first fiscal quarter of 1998, and 53% for the same quarter in fiscal 1997.

COSTS AND EXPENSES

Cost of revenues as a percentage of net revenues increased to 26% for the first quarter of fiscal 1998 from 24% in the same period of 1997, principally due to the impact of stable fixed costs over lower unit sales volume. It was mitigated, in part, by a change in the overhead rate allocated to inventory and by the improvement in the cost base due to outsourcing of the Company's distribution function in the fourth quarter of fiscal 1997.

Research and development expenses decreased 10% to $10.8 million in the first quarter of fiscal 1998 from $12.0 million in the comparable quarter of fiscal 1997, or 23% and 21% of net revenues, respectively. The absolute spending decrease is primarily attributable to reduced staffing levels initiated with the restructuring of operations in the third quarter of fiscal 1997.

Sales and marketing expenses decreased 6% to $19.6 million in the first quarter of fiscal 1998 from $20.8 million for the comparable quarter of the prior year. Sales and marketing expenses represented 41% of net revenues in the first quarter of fiscal 1998 and 37% in 1997.

General and administrative expenses decreased 12% to $4.6 million for the first quarter of fiscal 1998 from $5.2 million for the same period of the prior year. General and administrative expenses represented 10% and 9% of net revenues for the first quarter of fiscal 1998 and 1997, respectively. Reduced headcount and lowered discretionary spending resulted in the decline.

Other income consists of net interest income, foreign exchange gain and loss as well as other miscellaneous income and expense items. For the first quarter of fiscal 1998, other income was $.6 million compared to $.3 million for the same quarter of fiscal 1997. The increase in other income was due primarily to foreign exchange translation gain in 1998 and loss in 1997 on non-sterling denominated assets in the Company's UK subsidiary.

The provision for income taxes was $.3 million for the first quarter of fiscal 1998 compared to $1.3 million for the same period of the prior fiscal year. The tax provision for the first quarter of the current fiscal year resulted from foreign taxes paid. The tax provision for the first quarter of the prior fiscal year reflects taxes provided on operations at an effective tax rate of 25%. The tax provisions for fiscal 1998 and fiscal 1997 reflect the realization of certain deferred tax assets for which a valuation allowance was previously established.

Net income for the first quarter of fiscal 1998 was $.4 million compared to $4.0 million for 1997.
                                       6

FACTORS THAT MAY AFFECT FUTURE RESULTS

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

The Company participates in a highly dynamic industry and future results could be subject to significant volatility, particularly on a quarterly basis. The Company's revenues and operating results may be unpredictable due to the Company's shipment patterns. The Company operates with little backlog of orders because its products are generally shipped as orders are received. In general, a substantial portion of the Company's revenues have been booked and shipped in the third month of the quarter, with a concentration of these revenues in the latter half of that third month. In addition, the timing of closing of large license contracts and the release of new products and product upgrades increase the risk of quarter to quarter fluctuations and the uncertainty of quarterly operating results. The Company periodically may adjust the level of inventory held in its distribution channels which may also cause quarter-to-quarter fluctuations. The Company's staffing and operating expense levels are based on an operating plan and are relatively fixed throughout the quarter. As a result, if revenues are not realized in the quarter as expected, the Company's expected operating results could be adversely affected, and such effect could be substantial and could result in an operating loss.

The Company experiences seasonality of revenues for both the European and the U.S. federal government markets. European revenues during the quarter ending June 30 are historically lower or relatively flat compared to the prior quarter. This reflects a reduction of customer purchases in anticipation of reduced selling activity during the summer months. Sales to the U.S. federal government generally increase during the quarter ending September 30. This seasonal increase is primarily attributable to increased purchasing activity by the U.S. federal government prior to the close of its fiscal year. Additionally, net revenues for the first quarter of the fiscal year are typically lower or relatively flat compared to net revenues of the prior quarter.

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

The Company's results of operations could be adversely affected if it were to lower its prices significantly. In the event the Company reduced its prices, the Company's standard terms for selected distributors provide credit for inventory ordered in the previous 180 days, such credits to be applied against future purchases. The Company, as a matter of policy, does not allow product returns for refund. Product returns are generally allowances for stock balancing and are accompanied by compensating and offsetting orders. Revenue is net of a provision for estimated future stock balancing and excess quantities above levels the Company believes are appropriate in its distribution channels. The Company monitors the quantity and mix of its product sales.

As the Company determines that it is more likely than not able to utilize its tax carryforwards and other deferred tax assets in the future and as new tax legislation is enacted, the Company's effective tax rate is subject to change.

A substantial portion of the Company's revenues are derived from outside the United States. Trade sales to international customers represented 54% and 53% of total revenues for the first quarter of fiscal 1998 and 1997, respectively. A substantial portion of these international revenues are denominated in the U.K. pound sterling and operating results can vary with changes in the U.S. dollar exchange rate for such currency. The Company's revenues can also be affected by general economic conditions in the United States, Europe and other international markets. The Company's operating strategy and pricing take into account changes in exchange rates over time. However, the

Company's results of operations may be significantly affected in the short term by fluctuations in foreign currency exchange rates.

The Company has adopted a strategy of reviewing and forecasting all material foreign denominated assets and liabilities to cover any potential transactional gain or loss which may occur should exchange rates change significantly. The Company may employ hedging instruments to offset uncovered exposure.

The Company's policy is to amortize purchased software and technology licenses using the straight-line method over the remaining estimated economic life of the product, or on the ratio of current revenues to total projected product revenues, whichever is greater. Due to competitive pressures, it is reasonably possible that those estimates of anticipated future gross revenues, the remaining estimated economic life of the product, or both will be reduced significantly in the near future. As a result, the carrying amount of the Company's purchased software and technology licenses may be reduced materially in the near future and, therefore, could create an adverse impact on the Company's future reported earnings.

The Company continually evaluates potential acquisition candidates. Such candidates are selected based on products or markets which are complementary to those of the Company's. Acquisitions involve a number of special risks, including the successful combination of the companies in an efficient and timely manner, the coordination of research and development and sales efforts, the retention of key personnel, the integration of the acquired products, the diversion of management's attention to assimilation of the operations and personnel of the acquired companies, and the difficulty of presenting a unified corporate image. The Company's operations and financial results could be significantly affected by such an acquisition.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash and short-term investments totaled $52.8 million at December 31, 1997, representing 37% of the Company's total assets. The three month increase in cash and short-term investments of $1.1 million was primarily attributable to improved collection of the Company's accounts receivable. At December 31, 1997, the Company had available lines of credit of approximately $17.0 million under which the Company had $0.8 million in outstanding borrowings. The Company believes that its existing cash and short-term investments, funds generated from operations and available borrowing capabilities will be sufficient to meet its operating requirements through at least calendar 1998.

The Company's first quarter ended December 31, 1997 Days Sales Outstanding (DSO) was 63.5 days, unchanged from the fourth quarter of fiscal 1997.

The Company is engaged in a systematic repurchase of the Company's Common Stock for the funding of its employee programs. Additionally, the Company is authorized to buy back up to 4,000,000 additional shares. As of December 31, 1997, 773,000 shares had been repurchased and retired under this non-systematic program.

                           PART II. OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

In August 1993, a securities class action lawsuit was filed against the Company. In November 1997, the lawsuit was settled for an insignificant amount. The settlement was fully provided for at September 30, 1997.

ITEM 6. EXHIBITS

(a)  Exhibits

          27.  Financial Data Schedule.

ITEMS 2, 3, 4 AND 5 ARE NOT APPLICABLE AND HAVE BEEN OMITTED.

                                   Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       The Santa Cruz Operation, Inc.

Date: February 13, 1998                By:           /s/ Alok Mohan
                                           -------------------------------------
                                                       Alok Mohan
                                                        President
                                               and Chief Executive Officer

EXHIBIT INDEX

          27.  Financial Data Schedule.