Form 10-Q
period 1998-03-31
SANTA CRUZ OPERATION INC
filed 1998-05-15
CIK 851560

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


        FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998


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

Yes X    No _____


The number of shares outstanding of the registrant's common stock as of March 31, 1998 was 35,815,746


================================================================================

                         THE SANTA CRUZ OPERATION, INC.

                                    FORM 10-Q

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

                                TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION

           ITEM 1.   FINANCIAL STATEMENTS                                                 PAGE
                     a)  CONSOLIDATED STATEMENTS OF OPERATIONS
                           FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 1998 AND 1997......1

                     b)  CONSOLIDATED BALANCE SHEETS
                           AS OF MARCH 31, 1998 AND SEPTEMBER 30, 1997.....................2

                     c)  CONSOLIDATED STATEMENTS OF CASH FLOWS
                           FOR THE SIX MONTHS ENDED MARCH 31, 1998 AND 1997................3

                     d)  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS .......................4

           ITEM 2    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                     RESULTS OF OPERATIONS.................................................6




PART II.  OTHER INFORMATION

           ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.................10

           ITEM 6.    EXHIBITS............................................................12



SIGNATURES ...............................................................................11


                         Part I. Financial Information
                          Item I. Financial Statements

THE SANTA CRUZ OPERATION, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except earnings per share)

                                                            THREE MONTHS ENDED            SIX MONTHS ENDED
                                                                 MARCH 31,                    MARCH 31,
                                                         1998             1997           1998            1997
                                                       ---------       ---------       ---------      ---------
                                                              (UNAUDITED)                    (UNAUDITED)
NET REVENUES                                           $  50,540       $  54,087       $  98,037      $ 110,695

COST OF REVENUES                                          12,953          15,027          25,299         28,690
                                                       ---------       ---------       ---------      ---------

     GROSS MARGIN                                         37,587          39,060          72,738         82,005
                                                       ---------       ---------       ---------      ---------
OPERATING EXPENSES:

   Research and development                               10,411          12,284          21,170         24,250

   Sales and marketing                                    19,187          20,695          38,806         41,471

   General and administrative                              4,250           5,365           8,854         10,600
                                                       ---------       ---------       ---------      ---------

     Total operating expenses                             33,848          38,344          68,830         76,321
                                                       ---------       ---------       ---------      ---------

     OPERATING INCOME                                      3,739             716           3,908          5,684

OTHER INCOME (EXPENSE):

   Interest income, net                                      470             628             945          1,265

   Other expense, net                                        (52)            (45)             49           (362)
                                                       ---------       ---------       ---------      ---------

     Income before income taxes                            4,157           1,299           4,902          6,587
                                                       ---------       ---------       ---------      ---------

   Income taxes                                              956             325           1,277          1,647
                                                       ---------       ---------       ---------      ---------

     NET INCOME                                        $   3,201       $     974       $   3,625      $   4,940
                                                       ---------       ---------       ---------      ---------

     NET INCOME PER SHARE:

          Basic                                        $    0.09       $    0.03       $    0.10      $    0.13

          Diluted                                      $    0.09       $    0.03       $    0.10      $    0.13
                                                       ---------       ---------       ---------      ---------

     SHARES USED IN INCOME PER SHARE CALCULATION:

          Basic                                           36,094          36,611          36,221         36,762
          Diluted                                         36,431          37,522          36,656         37,594
                                                       ---------       ---------       ---------      ---------

          See accompanying notes to consolidated financial statements.

THE SANTA CRUZ OPERATION, INC.

                                                                  MARCH 31,      SEPTEMBER 30,
CONSOLIDATED BALANCE SHEETS                                         1998             1997
                                                                  ---------      -------------
(In thousands, except for share data)                           (UNAUDITED)
      ASSETS
Current assets:

   Cash and cash equivalents                                      $  26,125       $  23,225

   Short-term investments                                            28,419          28,486

   Receivables, net                                                  38,050          36,546

   Deferred tax asset                                                 6,630           6,631

   Other current assets                                               6,815           6,934
                                                                  ---------       ---------

     Total current assets                                           106,039         101,822
                                                                  ---------       ---------

Property and equipment, net                                          13,875          13,666

Purchased software and technology licenses                           14,329          16,523

Other assets                                                         13,565          14,654
                                                                  ---------       ---------

        TOTAL ASSETS                                              $ 147,808       $ 146,665
                                                                  ---------       ---------
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:

   Royalties payable                                              $   6,944       $  11,262

   Trade accounts payable                                            11,916           8,600

   Income taxes payable                                               1,710           1,101

   Accrued expenses and other current liabilities                    24,461          27,230

   Deferred revenues                                                  7,821           7,465
                                                                  ---------       ---------

     Total current liabilities                                       52,852          55,658
                                                                  ---------       ---------

Other long-term liabilities                                          13,015           9,545
                                                                  ---------       ---------
SHAREHOLDERS' EQUITY

   Common stock, net, authorized 100,000,000 shares

     Issued and outstanding 35,815,746 and 36,450,115 shares        115,759         119,287

   Cumulative translation adjustment                                  1,021             639

   Accumulated deficit                                              (34,839)        (38,464)
                                                                  ---------       ---------

     Total shareholders' equity                                      81,941          81,462
                                                                  =========       =========

        TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                $ 147,808       $ 146,665
                                                                  =========       =========

          See accompanying notes to consolidated financial statements.

THE SANTA CRUZ OPERATION, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

                                                                      Six Months Ended
                                                                          March 31,
                                                                     1998           1997
                                                                   --------       --------
                                                                      (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                         $  3,625       $  4,940
Adjustments to reconcile net income to net cash
     provided by operating activities -
    Depreciation and amortization                                     6,979          9,350
    Deferred tax assets                                                (102)          (102)
    Exchange gain                                                      (362)            --
    Stock option income tax benefit                                      --            229
Changes in operating assets and liabilities -
    Receivables                                                        (897)        (4,159)
    Other current assets                                                244          1,866
    Royalties payable                                                (4,311)        (2,893)
    Trade accounts payable                                            3,119         (2,849)
    Income taxes payable                                                539         (2,066)
    Accrued expense and other current liabilities                    (3,956)         3,360
    Deferred revenue                                                    505          1,875
                                                                   --------       --------
        Net cash provided by operating activities                     5,383          9,551
                                                                   --------       --------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of property and equipment                              (1,128)        (2,079)
    Purchases of software and technology licenses                    (1,121)        (3,635)
    Sales of short-term investments                                  14,242          7,381
    Purchases of short-term investments                             (14,175)        (9,405)
    Changes in other assets                                           1,080         (3,640)
                                                                   --------       --------
        Net cash used for investing activities                       (1,102)       (11,378)
                                                                   --------       --------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Payments on capital lease                                        (1,166)          (652)
    Net proceeds from sale of common stock                              969          1,727
    Payments on stock repurchases                                    (4,497)        (6,666)
    Other long-term liabilities                                       2,965          2,404
                                                                   --------       --------
        Net cash used for financing activities                       (1,729)        (3,187)
                                                                   --------       --------
Effects of exchange rate changes on cash and cash equivalents           348             92
                                                                   --------       --------
Change in cash and cash equivalents                                   2,900         (4,922)
Cash and cash equivalents at beginning of period                     23,225         32,065
                                                                   --------       --------
Cash and cash equivalents at end of period                         $ 26,125       $ 27,143
                                                                   --------       --------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash paid-
    Income taxes                                                   $    733       $  3,636
    Interest                                                            524            139
    Non-cash financing and investing activities-
    Assets recorded under capital leases                           $  2,574       $  2,449
                                                                   --------       --------

          See accompanying notes to consolidated financial statements.

THE SANTA CRUZ OPERATION,INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     BASIS OF PRESENTATION

      In the opinion of management, the accompanying unaudited, consolidated statements of operations, balance sheets and statements of cash flows have been prepared in accordance with generally accepted accounting principles and include all material adjustments (consisting of only normal recurring adjustments) necessary for their fair presentation. The financial statements include the accounts of the Company and its wholly owned subsidiaries after all material intercompany balances and transactions have been eliminated. The Notes to Consolidated Financial Statements contained in the fiscal year 1997 report on form 10K should be read in conjunction with these Consolidated Financial Statements. The consolidated interim results presented are not necessarily indicative of results to be expected for a full year. Certain reclassifications have been made for consistent presentation. The September 30, 1997 balance sheet was derived from audited financial statements, and is included for comparative purposes.


2.    EARNINGS PER SHARE (EPS) DISCLOSURES

      The Company has adopted the provisions of Statement of Financial Accounting Standards No. 128 (SFAS 128), Earnings Per Share, effective December 31, 1997. SFAS 128 requires the presentation of basic and diluted earnings per share. Basic EPS is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS is computed giving effect to all dilutive potential common shares that were outstanding during the period. Dilutive potential common shares consist of the incremental common shares issuable upon the exercise of stock options for all periods. All prior period earnings per share amounts have been restated to comply with SFAS
      128. Basic and diluted earnings per share were calculated as follows during the three month and six month periods ended March 31, 1998 and 1997:

(In thousands, except per share and option data)       Three Months Ended             Six Months Ended
                                                           March 31,                        March 31,
                                                      1998            1997            1998            1997
                                                   ----------      ----------      ----------      ----------
Basic:
   Weighted average shares                             36,094          36,611          36,221          36,762
   Net income                                      $    3,201      $      974      $    3,625      $    4,940
   Net income per share                            $     0.09      $     0.03      $     0.10      $     0.13

Diluted:
   Weighted average shares                             36,094          36,611          36,221          36,762
   Common equivalent shares from
        stock options and warrants                        337             911             435             832
                                                   ----------      ----------      ----------      ----------
   Shares used in per share calculation                36,431          37,522          36,656          37,594
                                                   ==========      ==========      ==========      ==========
   Net income                                      $    3,201      $      974      $    3,625      $    4,940
   Net income per share                            $     0.09      $     0.03      $     0.10      $     0.13

Options outstanding at 3/31/98 and at 3/31/97
   not included in computation of
   diluted EPS because the options' exercise
   price was greater than the average market
   price of the common shares                       7,271,036       2,617,903       6,497,155       3,317,704
Price range of options not used in
   diluted EPS calculation                         $4.44-12.00     $7.63-13.94     $4.88-12.00     $7.13-13.94

3.     RECENT ACCOUNTING PRONOUNCEMENTS

      In October 1997, the AICPA issued Statement of Position (SOP) 97-2, Software Revenue Recognition, which supersedes SOP 91-1. It provides guidance on applying generally accepted accounting principles in recognizing revenue on software transactions. Different interpretations of a provision of SOP 97-2 have arisen with the result that the effective date of that provision of SOP 97-2 for certain transactions has been deferred for one year. The Company will be required to adopt SOP 97-2 prospectively for software transactions entered into beginning October 1, 1998. The Company's management is currently evaluating whether the adoption of SOP 97-2 will have a material impact on the Company's financial position or results of operations.

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

RESULTS OF OPERATIONS

NET REVENUES

Net revenues for the three months ended March 31, 1998 were $50.5 million as compared to $54.1 million for the same period in fiscal year 1997. For the six months ended March 31, 1998, net revenues decreased 11% to $98.0 million from $110.7 million in the six months ended March 31, 1997. This quarter's decline resulted in part from continued weakness in the Asian market due to currency instability as well as competitive pressures that impacted the Company's Openserver volume. No one customer accounted for more that 10% of net revenues for the three and six month periods ending March 31, 1998 and March 31, 1997.

International revenues continue to be a significant portion of net revenues, comprising 54% of the revenues for the second fiscal quarter of 1998, and 50% for the same quarter in fiscal year 1997.

COST AND EXPENSES

Cost of revenues as a percentage of net revenues decreased to 26% in the second quarter of 1998 from 28% for the same period in 1997. Lower technology costs as certain purchased technology licenses were fully amortized was the main driver of that decline. For the six months ended March 31, 1998 and 1997, the cost of revenues represented 26% of net revenues.

Research and development expenses decreased 15% to $10.4 million for the quarter ended March 31, 1998 (21% of net revenues) compared to $12.3 million (23% of net revenues) for the same quarter in 1997. For the six months ended March 31, 1998, research and development expenses were $21.2 million, representing a 13% decrease compared to $24.3 million, however remained stable at 22% of net revenues. The spending decrease is primarily attributable to reduced staffing levels initiated with the restructuring of operations in the third quarter of fiscal 1997.

Sales and marketing expenses decreased 7% to $19.2 million for the second quarter of fiscal 1998 from $20.7 million for the comparable period in 1997, representing 38% of net revenues in both periods. For the six months ended March 31, 1998, sales and marketing expenses decreased to $38.8 million (40% of net revenues) from $41.5 million (37% of net revenues) for the same period of the prior fiscal year. The decline in absolute dollars resulted principally from reduced labor costs through lower headcount.

General and administrative expenses decreased 21% to $4.3 million or 8% of net revenues, for the three months ended March 31, 1998 from $5.4 million or 10% of net revenues, for the same period in 1997. For the six months ended March 31, 1998, general and administrative expenses decreased 16% to $8.9 million from $10.6 million for the same period of the prior year, representing 9% and 10% of net revenues, respectively. Reduced headcount, a drop in legal costs and lowered discretionary spending resulted in the decline.

Other income consists of net interest income, foreign exchange gain and loss as well as other miscellaneous income and expense items. For the second quarter of fiscal 1998, other income was $0.4 million, compared to $0.6 million for the same quarter of fiscal 1997. The decrease in other income in the second quarter of fiscal 1998 was due primarily to an increase in usage of the lease line of credit and discount amortization resulting from a technology buyout. For the six months ended March 31, 1998, other income was $1.0 million as compared to $0.9 million for the same period in 1997. This increase was due to foreign exchange translation gains in 1998 in the Company's UK subsidiary.

The provision for income taxes was $1.0 million for the second quarter of fiscal 1998 compared to $0.3 million for the same period of the prior fiscal year, and $1.3 million for the six months ended March 31, 1998 compared with $1.6 million for the corresponding fiscal 1997 period. The tax provision for the current fiscal year resulted from foreign taxes paid. The tax provision for the prior fiscal year reflects taxes provided on operations at an effective tax rate of 25%. The tax provisions for fiscal 1998 and fiscal 1997 reflect the realization of certain deferred tax assets for which a valuation allowance was previously established.

Net profit for the three months ending March 31, 1998 was $3.2 million, triple the $1.0 million earned in the same period of 1997. For the six months ended March 31,1998, net profit was $3.6 million compared to $4.9 million in the same period in 1997.

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

The Company depends on information received from external sources in evaluating the inventory levels at distribution partners in the determination of contingency reserves for the return of materials not sold, stock rotation, price protection, etc. Significant effort has gone into developing systems and procedures for determining the appropriate reserve level. Control review by an independent third party has confirmed that the procedures are acceptable.

A substantial portion of the Company's revenues are derived from outside the United States. Trade sales to international customers represented 54% and 50% of total revenues for the first quarter of fiscal 1998 and 1997, respectively. A substantial portion of these international revenues are denominated in the U.K. pound sterling and operating results can vary with changes in the U.S. dollar exchange rate for such currency. The Company's revenues can also be affected by general economic conditions in the United States, Europe and other international markets. The Company's operating strategy and pricing take into account changes in exchange rates over time. However, the Company's results of operations may be significantly affected in the short term by fluctuations in foreign currency exchange rates.

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

Many computer systems experience problems handling dates beyond the year 1999. Therefore, some computer software will need to be modified prior to the year 2000 in order to remain functional. The Company has assessed both the readiness of its internal computer systems and the compliance of its software sold to customers for handling the year 2000 issue. The Company has designed and tested the most current versions of its products to be year 2000 compliant. However, there can be no assurances that the Company's current products do not contain undetected errors or defects associated with year 2000 date functions that may result in material costs to the Company. The Company has also instituted a warranty program to support earlier product versions and provide corrections where necessary. The Company does not believe that the cost of such actions will have a material effect on the Company's results of operations or financial condition. The Company expects to implement successfully the internal information systems changes necessary to address year 2000 issues by the end of fiscal 1998, however, there can be no assurances that such changes will be fully completed in a timely manner. Moreover, the Company could be adversely impacted by year 2000 issues faced by major distributors, suppliers, customers and financial service organizations with which the Company interacts.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash and short-term investments totaled $54.5 million at March 31, 1998, representing 37% of total assets. The six month increase in cash and short-term investments of $2.8 million was primarily attributable to funding received from OEM partners in excess of funds spent in a joint product development program with those partners. At March 31, 1998, the Company had available lines of credit of approximately $17.0 million under which the Company had $0.4 million in outstanding borrowings. The Company believes that its existing cash and short-term investments, funds generated from operations and available borrowing capabilities will be sufficient to meet its operating requirements through at least calendar 1998.

The Company's second quarter ended March 31, 1998 Days Sales Outstanding (DSO) was 67.8 days, a 4.3 day increase from the first quarter ended December 31, 1997. The increase was primarily attributable to revenue growth and a 5% increase in the percentage of revenue in the third month of the quarter as compared to total quarterly revenue, thus increasing ending accounts receivable.

The Company is engaged in a systematic repurchase of the Company's Common Stock for the funding of its employee programs. Additionally, the Company is authorized to buy back up to 4,000,000 additional shares. As of March 31, 1998, 1,087,350 shares had been repurchased and retired under this non-systematic program.

                           PART II. OTHER INFORMATION



ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        The Santa Cruz Operation, Inc. held an annual meeting of shareholders on February 17, 1998. The following matters were approved by the shareholders by the votes indicated:

MATTER                        NUMBER OF SHARES
------                        ----------------
                              FOR                 WITHHELD
                              ---                 --------
ELECTION OF DIRECTORS:

Ninian Eadie                  32,524,316            727,188
Jean-Francois Heitz           32,476,709            774,795
Ronald Lachman                32,522,668            728,836
Robert M. McClure             32,485,630            765,874
Douglas L. Michels            32,473,979            777,525
Alok Mohan                    32,496,486            755,018
R. Duff Thompson              32,524,816            726,688
Enzo Torresi                  32,524,177            727,327
Gilbert Williamson            32,519,870            731,634

                                                                                           BROKER
OTHER MATTERS:                                    FOR        AGAINST       ABSTAIN        NON-VOTES
                                                  ---        -------       -------        ---------
Amendment of the Company's 1994              20,210,214     2,829,910      116,819        10,094,561
Incentive Stock Option Plan to
increase the Plan share reserve by
2,000,000 shares.

Amendment of the Company's 1993              20,830,485     3,220,937      119,005         9,081,077
Director Option Plan to increase the
Plan share reserve by 200,000 shares.

Amendment of the Company's 1993              23,327,664     758,219          84,544        9,081,077
Employee Stock Purchase Plan to
increase the Plan share reserve by
750,000 shares.

Ratification of Coopers & Lybrand,           33,011,121     137,375        103,008              -0-
L.L.P. as independent certified public
accountants of the Company.


ITEM 6. EXHIBITS

(a)  Exhibits

          27.  Financial Data Schedule.


ITEMS 1, 2, 3, AND 5 ARE NOT APPLICABLE AND HAVE BEEN OMITTED.

                                   Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        The Santa Cruz Operation, Inc.


           Date: May 15, 1998           By: /s/ John Luhtala
                                            ------------------------------------
                                            John Luhtala
                                            Senior Vice President, Operations,
                                            and Chief Financial Officer


                                        By: /s/ Randy Bresee
                                            ------------------------------------
                                            Randy Bresee
                                            Vice President, Corporate Controller

                               INDEX TO EXHIBITS

Exhibit
Number                      Description
------                      -----------
27                    Financial Data Schedule