Form 10-Q
period 1998-06-30
SANTA CRUZ OPERATION INC
filed 1998-08-13
CIK 851560

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

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


        Registrant's telephone number, including area code (831) 425-7222



Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  [X]    No [ ]


The number of shares outstanding of the registrant's common stock as of June 30,
                              1998 was 35,284,352


================================================================================

                         THE SANTA CRUZ OPERATION, INC.

                                    FORM 10-Q

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

                                TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION

         ITEM 1.  FINANCIAL STATEMENTS                                                         PAGE
                                                                                               ----
                  a)  CONSOLIDATED STATEMENTS OF OPERATIONS
                        FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 1998 AND 1997..............1

                  b)  CONSOLIDATED BALANCE SHEETS
                        AS OF JUNE 30, 1998 AND SEPTEMBER 30, 1997..............................2

                  c)  CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THE NINE MONTHS ENDED JUNE 30, 1998 AND 1997........................3

                  d)  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ...............................4

         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                  RESULTS OF OPERATIONS.........................................................6

PART II.  OTHER INFORMATION

         ITEM 6.    EXHIBITS...................................................................10

SIGNATURES.....................................................................................11

                          Part I. Financial Information
                          Item I. Financial Statements

THE SANTA CRUZ OPERATION, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except earnings per share)
--------------------------------------------------------------------------------


                                                          THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                                JUNE 30,                           JUNE 30,
                                                         1998             1997             1998             1997
                                                              (UNAUDITED)                      (UNAUDITED)
------------------------------------------------------------------------------------------------------------------
NET REVENUES                                          $  25,241        $  31,166        $ 123,278        $ 141,861

COST OF REVENUES                                         10,126           12,826           35,425           41,515
------------------------------------------------------------------------------------------------------------------
     GROSS MARGIN                                        15,115           18,340           87,853          100,346
------------------------------------------------------------------------------------------------------------------

OPERATING EXPENSES:

   Research and development                              10,157           11,055           31,327           35,305

   Sales and marketing                                   20,445           20,197           59,251           61,668

   General and administrative                             4,626            5,523           13,480           16,124

   Non-recurring charges                                     --            8,373               --            8,373
------------------------------------------------------------------------------------------------------------------
      Total operating expenses                           35,228           45,148          104,058          121,470
------------------------------------------------------------------------------------------------------------------
       OPERATING LOSS                                   (20,113)         (26,808)         (16,205)         (21,124)

OTHER INCOME (EXPENSE):

   Interest income, net                                     679              396            1,624            1,661

   Other expense, net                                       (53)            (661)              (4)          (1,023)
------------------------------------------------------------------------------------------------------------------
      Loss before income taxes                          (19,487)         (27,073)         (14,585)         (20,486)
------------------------------------------------------------------------------------------------------------------
   Income taxes                                           1,482           (2,444)           2,759             (797)
------------------------------------------------------------------------------------------------------------------
     NET LOSS                                         $ (20,969)       $ (24,629)       $ (17,344)       $ (19,689)
------------------------------------------------------------------------------------------------------------------
     NET LOSS PER SHARE:

           Basic                                      $   (0.59)       $   (0.67)       $   (0.48)       $   (0.54)

           Diluted                                    $   (0.59)       $   (0.67)       $   (0.48)       $   (0.54)
------------------------------------------------------------------------------------------------------------------
     SHARES USED IN LOSS PER SHARE CALCULATION:

           Basic                                         35,611           36,547           36,018           36,690

           Diluted                                       35,611           36,547           36,018           36,690
------------------------------------------------------------------------------------------------------------------


 See accompanying notes to consolidated financial statements

THE SANTA CRUZ OPERATION, INC.


                                                                   JUNE 30,
CONSOLIDATED BALANCE SHEETS                                          1998         SEPTEMBER 30,
(In thousands, except for share data)                             (UNAUDITED)         1997
---------------------------------------------------------------------------------------------
ASSETS
Current assets:
   Cash and cash equivalents                                       $  21,901        $  23,225
   Short-term investments                                             29,013           28,486
   Receivables, net                                                   14,028           36,546
   Deferred tax asset                                                  6,630            6,631
   Other current assets                                                8,094            6,934
---------------------------------------------------------------------------------------------
     Total current assets                                             79,666          101,822
---------------------------------------------------------------------------------------------
Property and equipment, net                                           12,943           13,666
Purchased software and technology licenses                            13,551           16,523
Other assets                                                          12,632           14,654
---------------------------------------------------------------------------------------------
        TOTAL ASSETS                                               $ 118,792        $ 146,665
---------------------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Royalties payable                                               $   7,198        $  11,262
   Trade accounts payable                                              8,601            8,600
   Income taxes payable                                                2,738            1,101
   Accrued expenses and other current liabilities                     23,126           27,230
   Deferred revenues                                                   7,167            7,465
---------------------------------------------------------------------------------------------
     Total current liabilities                                        48,830           55,658
---------------------------------------------------------------------------------------------
Other long-term liabilities                                           11,969            9,545
---------------------------------------------------------------------------------------------
SHAREHOLDERS' EQUITY
   Common stock, net, authorized 100,000,000 shares
     Issued and outstanding 35,284,352 and 34,450,115 shares         112,826          119,287
   Cumulative translation adjustment                                     975              639
   Accumulated deficit                                               (55,808)         (38,464)
---------------------------------------------------------------------------------------------
     Total shareholders' equity                                       57,993           81,462
---------------------------------------------------------------------------------------------
        TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                 $ 118,792        $ 146,665
---------------------------------------------------------------------------------------------



          See accompanying notes to consolidated financial statements.

THE SANTA CRUZ OPERATION, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
--------------------------------------------------------------------------------



                                                                     NINE MONTHS ENDED
                                                                           JUNE 30,
                                                                      1998            1997
                                                                         (UNAUDITED)
--------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                            $(17,344)       $(19,689)
Adjustments to reconcile net income to net cash
     used for operating activities -
     Depreciation and amortization                                     9,855          12,949
     Deferred tax assets                                                (153)           (187)
     Exchange gain                                                      (699)             --
     Stock option income tax benefit                                      --             244
Changes in operating assets and liabilities -
     Receivables                                                      22,925          23,147
     Other current assets                                             (1,048)          1,549
     Royalties payable                                                (4,058)         (1,601)
     Trade accounts payable                                             (155)         (2,245)
     Income taxes payable                                              1,580          (2,514)
     Accrued expense and other current liabilities                    (5,473)          7,885
     Deferred revenue                                                   (163)          1,617
--------------------------------------------------------------------------------------------
         Net cash provided by operating activities                     5,267          21,155
--------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of property and equipment                                (602)         (2,394)
     Purchases of software and technology licenses                    (1,807)         (4,826)
     Sales of short-term investments                                  21,725           9,907
     Purchases of short-term investments                             (22,252)        (14,257)
     Changes in other assets                                           2,471            (543)
--------------------------------------------------------------------------------------------
         Net cash used for investing activities                         (465)        (12,113)
--------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Payments on capital lease                                        (1,912)           (845)
     Net proceeds from sale of common stock                            1,064           1,836
     Payments on stock repurchases                                    (7,525)         (7,613)
     Other long-term liabilities                                       2,003          (2,357)
--------------------------------------------------------------------------------------------
         Net cash used for financing activities                       (6,370)         (8,979)
--------------------------------------------------------------------------------------------
Effects of exchange rate changes on cash and cash equivalents            244           1,358
--------------------------------------------------------------------------------------------
Change in cash and cash equivalents                                   (1,324)          1,421
Cash and cash equivalents at beginning of period                      23,225          32,065
--------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                          $ 21,901        $ 33,486
--------------------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash paid-
     Income taxes                                                   $  1,099        $  1,646
     Interest                                                            635             460
    Non-cash financing and investing activities-
     Assets recorded under capital leases                           $  3,623        $  3,129
     Assets written off against restructuring reserve                    568             125
--------------------------------------------------------------------------------------------



          See accompanying notes to consolidated financial statements.

THE SANTA CRUZ OPERATION, INC.

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


2.   EARNINGS PER SHARE (EPS) DISCLOSURES

     The Company has adopted the provisions of Statement of Financial Accounting Standards No. 128 (SFAS 128), Earnings Per Share, effective December 31, 1997. SFAS 128 requires the presentation of basic and diluted earnings per share. Basic EPS is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS is computed giving effect to all dilutive potential common shares that were outstanding during the period. Dilutive potential common shares consist of the incremental common shares issuable upon the exercise of stock options for all periods. All prior period earnings per share amounts have been restated to comply with SFAS 128. Basic and diluted earnings per share were calculated as follows during the three month and nine month periods ended June 30, 1998 and 1997:

(In thousands, except per share and option data)          Three Months Ended                  Nine Months Ended
                                                                June 30,                           June 30,
                                                        1998              1997            1998                1997
                                                       --------------------------         ---------------------------
Basic:
    Weighted average shares                              35,611            36,547           36,018             36,690
    Net loss                                           ($20,969)         ($24,629)        ($17,344)          ($19,689)
    Net loss per share                                   ($0.59)           ($0.67)          ($0.48)            ($0.54)

Diluted:
    Weighted average shares                              35,611            36,547           36,018             36,690
    Common equivalent shares from
         stock options and warrants                           0                 0                0                  0
                                                       --------          --------         --------           --------
    Shares used in per share calculation                 35,611            36,547           36,018             36,690
                                                       --------          --------         --------           --------

    Net loss                                           ($20,969)         ($24,629)        ($17,344)          ($19,689)
 Net loss per share                                      ($0.59)           ($0.67)          ($0.48)            ($0.54)

Options outstanding at 6/30/98 and at 6/30/97
    not included in computation of diluted
    EPS because the effect would be
      antidilutive                                    9,530,455         8,054,886        9,530,455          8,054,886
Price range of options not used in
    diluted EPS calculation                       $0.41 - 12.00     $0.41 - 13.94    $0.41 - 12.00      $0.41 - 13.94

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

     In June 1997, the Financial Accounting Standards Board, (FASB), issued Statement of Financial Accounting Standards No. 130 (SFAS 130), Reporting Comprehensive Income. This statement establishes requirements for disclosure of comprehensive income and becomes effective for the Company for fiscal years beginning after December 15, 1997, with reclassification of earlier financial statements for comparative purposes. Comprehensive income generally represents all changes in stockholders' equity except those resulting from investments or contributions by stockholders. The Company is evaluating alternative formats for presenting this information, but does not expect this pronouncement to materially impact the Company's results of operations.

     In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, (SFAS 131), Disclosures about Segments of an Enterprise and Related Information. This statement establishes standards for disclosure about operating segments in annual financial statements and selected information in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas and major customers. This statement supersedes Statement of Financial Accounting Standards No. 14, Financial Reporting for Segments of a Business Enterprise. The new standard becomes effective for fiscal years beginning after December 15, 1997, and requires that comparative information from earlier years be restated to conform to the requirements of this standard. The Company is evaluating the requirements of SFAS 131 and the effects, if any, on the Company's current reporting and disclosures.

     In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, (SFAS 133), Accounting for Derivative Instruments and Hedging Activities, which establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognizes all derivatives as either assets or liabilities in the statement of financial position and measures those instruments at fair value. Management has not yet evaluated the effects of this change on its operations. The Company will adopt SFAS 133 as required for its first quarterly filing of fiscal year 2000.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In addition to historical information contained herein, this Discussion and Analysis contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. The Company undertakes no obligation to publicly update these forward-looking statements in response to events or circumstances occurring after the date hereof.

RESULTS OF OPERATIONS

NET REVENUES

Net revenues for the three months ended June 30, 1998 decreased 19% to $25.2 million from $31.2 million for the same period in fiscal year 1997. For the nine months ended June 30, 1998, net revenues decreased 13% to $123.3 million from $141.9 million for the nine months ended June 30, 1997. During this quarter, the Company reduced channel inventories and recorded a reserve against remaining channel stock in connection with its preparations for electronic licensing and distribution. Revenues were also impacted by delayed business in India and Asia. No one customer accounted for more that 10% of net revenues for the three and nine month periods ending June 30, 1998 and June 30, 1997.

International revenues continue to be a significant portion of net revenues, comprising 50% of the revenues for the third fiscal quarter of 1998 and 63% for the same quarter in fiscal year 1997.

COST AND EXPENSES

Cost of revenues as a percentage of net revenues decreased to 40% in the third quarter of 1998 from 41% for the same period in 1997. Significantly lower royalty and technology costs were offset by higher cost of service revenues and the impact of stable fixed costs over lower unit sales volume to net to the 1% decline. For each of the nine month periods ended June 30, 1998 and 1997, cost of revenues represented 29% of net revenues.

Research and development expenses decreased 8% to $10.2 million (40% of net revenues), for the quarter ended June 30, 1998, compared to $11.1 million (35% of net revenues) for the same quarter in 1997. For the nine months ended June 30, 1998, research and development expenses decreased 11% to $31.3 million compared to $35.3 million for the same period in 1997. Both cases represented 25% of net revenues. The spending decrease is primarily attributable to reduced staffing levels initiated in conjunction with the restructuring of operations in the third quarter of fiscal 1997.

Sales and marketing expenses increased 1% to $20.4 million for the third quarter of fiscal 1998 from $20.2 million for the comparable period in 1997. For the nine months ended June 30, 1998, sales and marketing expenses decreased to $59.3 million (48% of net revenues) from $61.7 million (43% of net revenues) for the same period of the prior fiscal year. This decrease resulted principally from reduced labor costs as a result of lower headcount.

General and administrative expenses decreased 16% to $4.6 million for the three months ended June 30, 1998 from $5.5 million for the same period in 1997, representing 18% of net revenues in both periods. The decrease in absolute dollars was primarily due to a 1997 one-time charge for settlement of litigation. For the nine months ended June 30, 1998, general and administrative expenses decreased 16% to $13.5 million from $16.1 million for the same period of the prior year, representing 11% of net revenues in both periods. Reduced headcount, lower legal costs and lower discretionary spending resulted in the nine months decline.

Non-recurring charges of $8.4 million were incurred in the third quarter of fiscal 1997 relating to a worldwide restructuring.

Other income consists of net interest income, foreign exchange gain and loss as well as other miscellaneous income and expense items. For the third quarter of fiscal 1998, other income was $0.6 million, compared to a loss of $0.3 million for the same quarter of fiscal 1997. This variance was attributable to decreased foreign exchange losses and decreased interest expense. For the nine months ended June 30, 1998, other income was $1.6 million as compared to

$0.6 million for the same period in 1997. This increase was due to a change in foreign exchange from a loss of $1.0 million in 1997 to a gain of $0.2 million in 1998.

The provision for income taxes was $1.5 million for the third quarter of fiscal 1998 compared to a benefit of $2.4 million for the same period of the prior fiscal year. The provision was $2.8 million for the nine months ended June 30, 1998 compared with a benefit of $0.8 million for the corresponding fiscal 1997 period. The tax provision for the current fiscal year resulted from foreign taxes paid. The tax benefit for the first nine months of the prior fiscal year reflects a tax benefit on losses offset by a valuation allowance for the realization of deferred tax assets.

Net loss for the three months ending June 30, 1998 was $21.0 million, compared to a loss of $24.6 million in the third quarter of fiscal 1997. For the nine months ended June 30, 1998, net loss was $17.3 million compared to $19.7 million in the same period in 1997.

FACTORS THAT MAY AFFECT FUTURE RESULTS

Various uncertain trends and factors that are beyond the Company's control may affect the Company's future operating results. These include adverse changes in general economic conditions and rapid or unexpected changes in the technologies affecting the Company's products. The process of developing new high technology products is complex and uncertain and requires accurate anticipation of customer needs and technological trends. The industry has become increasingly competitive and, accordingly, the Company's results may be adversely affected by the actions of existing or future competitors, including the development of new technologies, the introduction of new products and the reduction of prices by such competitors to gain or retain market share. The Company's results of operations could be adversely affected if it were required to lower its prices significantly.

The Company participates in a highly dynamic industry and future results could be subject to significant volatility, particularly on a quarterly basis. The Company's revenues and operating results may be unpredictable due to the Company's shipment patterns. The Company operates with little backlog of orders because its products are generally shipped as orders are received. In general, a substantial portion of the Company's revenues have been booked and shipped in the third month of the quarter, with a concentration of these revenues in the latter half of that third month. In addition, the timing of closing of large license contracts and the release of new products and product upgrades increase the risk of quarter to quarter fluctuations and the uncertainty of quarterly operating results. The Company periodically may adjust the level of inventory held in its distribution channels, which may also cause quarter-to-quarter fluctuations. The Company's staffing and operating expense levels are based on an operating plan and are relatively fixed throughout the quarter. As a result, if revenues are not realized in the quarter as expected, the Company's expected operating results could be adversely affected, and such effect could be substantial and could result in an operating loss.

The Company is in the process of moving to electronic licensing and distribution of its products. There may be risks associated with this model including but not limited to the channel partners' willingness to adopt this method of distribution and the Company's ability to implement it.

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

As the Company determines that it is more likely than not able to utilize its tax carryforwards and other deferred tax assets in the future and as new tax legislation is enacted, the Company's effective tax rate is subject to significant change. In the event that the Company does not show profitability in the subsequent fiscal quarters, the Company may be required to write off portions of the net deferred tax assets previously recognized up to the entire amount of $8 million.

The Company depends on information received from external sources in evaluating the inventory levels at distribution partners in the determination of contingency reserves for the return of materials not sold, stock rotation and price protection. Significant effort has gone into developing systems and procedures for determining the appropriate reserve level.

Substantial portions of the Company's revenues are derived from outside the United States. Trade sales to international customers represented 50% and 63% of total revenues for the third quarter of fiscal 1998 and 1997, respectively. A substantial portion of these international revenues are denominated in the U.K. pound sterling and operating results can vary with changes in the U.S. dollar exchange rate for such currency. The Company's revenues can also be affected by general economic conditions in the United States, Europe and other international markets. The Company's operating strategy and pricing take into account changes in exchange rates over time. However, the Company's results of operations may be significantly affected in the short term by fluctuations in foreign currency exchange rates.

The Company has adopted a strategy of reviewing and forecasting all material foreign denominated assets and liabilities to cover any potential transactional gain or loss which may occur should exchange rates change significantly. The Company may employ hedging instruments to offset uncovered exposure.

The Company amortizes purchased software and technology licenses using the straight-line method over the remaining estimated economic life of the product, or on the ratio of current revenues to total projected product revenues, whichever is greater. Due to competitive pressures, it is possible that those estimates of anticipated future gross revenues, the remaining estimated economic life of the product, or both will be reduced significantly in the near future. As a result, the carrying amount of the Company's purchased software and technology licenses may be reduced materially in the near future and, therefore, could create an adverse impact on the Company's future reported earnings.

The Company continually evaluates potential acquisition candidates. Such candidates are selected based on products or markets, which are complementary to those of the Company's. Acquisitions involve a number of special risks. These include the successful combination of the companies in an efficient and timely manner, the coordination of research and development and sales efforts, the retention of key personnel, the integration of the acquired products, the diversion of management's attention to assimilation of the operations and personnel of the acquired companies, and the difficulty of presenting a unified corporate image. The Company's operations and financial results could be significantly affected by such an acquisition.

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

The stock market in general, and the market for shares of technology companies in particular, have experienced extreme price fluctuations, which have often been unrelated to the operating performance of the affected companies. In addition, factors such as new product introductions by the Company or its competitors may have a significant impact on the market price of the Company's Common Stock. Furthermore, quarter-to-quarter fluctuations in the Company's results of operations caused by changes in customer demand may have a significant impact on the market price of the Company's stock. These conditions, as well as factors that generally affect the market for stocks of high technology companies, could cause the price of the Company's stock to fluctuate substantially over short periods.

Many computer systems experience problems handling dates beyond the year 1999. Therefore, some computer software will need to be modified prior to the year 2000 in order to remain functional. The Company has assessed both the readiness of its internal computer systems and the compliance of its software sold to customers for handling the year 2000 issue. The Company has designed and tested the most current versions of its products to be year 2000 compliant. However, there can be no assurances that the Company's current products do not contain undetected errors or defects associated with year 2000 date functions that may result in material costs to the Company. The Company has also instituted a warranty program to support earlier product versions and provide corrections where necessary. The Company does not believe that the cost of such actions will have a material adverse effect on the Company's results of operations or financial condition. The Company expects to implement successfully the internal information systems changes necessary to address year 2000 issues by the end of fiscal 1998, however, there can be no assurances that such changes will be fully completed in a timely manner. Moreover, year 2000 issues faced by major distributors, suppliers, customers and financial service organizations with which the Company interacts, could adversely impact the Company.


LIQUIDITY AND CAPITAL RESOURCES

The Company's cash and short-term investments totaled $50.9 million at June 30, 1998, representing 43% of total assets. At June 30, 1998, the Company had available lines of credit of approximately $17.0 million under which the Company had $0.6 million in outstanding borrowings. The Company believes that its existing cash and short-term investments, funds generated from operations and available borrowing capabilities will be sufficient to meet its operating requirements through at least calendar 1998.

The Company's third quarter ended June 30, 1998 Days Sales Outstanding (DSO) was
50.0 days, a 17.8 day decrease from the second quarter ended March 31, 1998. The decrease was primarily attributable to decreased revenue and lower accounts receivable due to the inventory reduction.

The Company is engaged in a systematic repurchase of the Company's Common Stock for the funding of its employee programs. Additionally, the Company is authorized to buy back up to 6,000,000 additional shares. As of June 30, 1998, 1,443,350 shares had been repurchased and retired under this non-systematic program.

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



                                       The Santa Cruz Operation, Inc.


         Date: August 13, 1998         By:       /s/ John W.  Luhtala
                                          --------------------------------------
                                                     John W. Luhtala
                                            Senior Vice President, Operations,
                                               and Chief Financial Officer



                                       By:      /s/ Randall Bresee
                                          --------------------------------------
                                                    Randall Bresee
                                           Vice President, Corporate Controller

                               INDEX TO EXHIBITS



Exhibit
Number                             Description
-------                            -----------
27                          Financial Data Schedule