Form 10-K405
period 1998-09-30
SANTA CRUZ OPERATION INC
filed 1998-12-23
CIK 851560

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

   [X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1998


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

        Registrant's telephone number, including area code (831) 425-7222

        Securities registered pursuant to Section 12(b) of the Act: NONE

           Securities registered pursuant to Section 12(g) of the Act:
           PREFERRED SHARE PURCHASE RIGHTS COMMON STOCK, NO PAR VALUE

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment. [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of the Common Stock on December 15, 1998 as reported on the Nasdaq National Market was approximately $80,222,235. Shares of Common Stock held by each executive officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

          As of December 15, 1998, registrant had 34,372,468 shares of
                           Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the 1998 Annual Report to Shareholders are incorporated by reference into Parts I, II and IV.

Portions of the definitive Proxy Statement dated on or about January 22, 1999 to be delivered to shareholders in connection with the Annual Meeting of
           Shareholders to be held February 23, 1999 are incorporated by reference into Part III.

                                     PART I


                         THE SANTA CRUZ OPERATION, INC.

                                    FORM 10-K
                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1998
                                TABLE OF CONTENTS

PART I                                                                           PAGE NUMBER
         Item 1.  Business                                                            1
         Item 2.  Properties                                                         14
         Item 3.  Legal Proceedings                                                  14
         Item 4.  Submission of Matters to a Vote of Security Holders                14
         Executive Officers of the Registrant                                        14

PART II

         Item 5.  Market for Registrant's Common Stock and Related
                  Stockholder Matters                                                16
         Item 6.  Selected Financial  Data                                           16
         Item 7.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                                16
         Item 8.  Financial Statements and Supplementary Data                        16
         Item 9.  Changes in and Disagreement with Accountants on
                  Accounting and Financial Disclosures                               16

PART III

         Item 10. Directors and Executive Officers of the Registrant                 17
         Item 11. Executive Compensation                                             17
         Item 12. Security Ownership of Certain Beneficial Owners and Management     17
         Item 13. Certain Relationships and Related Transactions                     17

PART IV

         Item 14. Exhibits, Financial Statement Schedule and Reports on Form 8-K     18
         Signatures                                                                  20

                                     PART I

ITEM 1. BUSINESS

INTRODUCTION

The Santa Cruz Operation, Inc. (SCO or the Company) was incorporated in California in 1979 and shipped its first product, SCO(R) XENIX(R) System V, a packaged version of the UNIX(R) operating system, in 1983. In 1985, the Company introduced its first operating system for the 32-bit Intel(R) microprocessor environment, SCO XENIX 286, and followed with its SCO XENIX 386 in 1987. The Company first shipped its UNIX trademarked commercial product, SCO UNIX System V/386, for the Intel CPU-based platforms in 1989 and followed with an integrated, graphical version of this product, SCO Open Desktop(R), in 1990. In 1993, the Company introduced two families of systems software--SCO OpenServer(TM) products, a complete line of advanced server and SCO Open Desktop products, a complete line of advanced workstation (client) operating systems. In 1995, SCO integrated these products into a single line, called the SCO OpenServer family. SCO also introduced its SCO Vision family of client-integration products, which integrate Windows(R) PC's with UNIX Servers from all major UNIX vendors. SCO also created a Optional Services Products division which has the mission of providing middleware that enhances the capabilities of SCO OpenServer Systems, as well as UNIX Servers from other vendors. In fiscal year 1996, SCO acquired the UnixWare(R) product line and UNIX system technology from Novell, Inc.


In 1998, the Company launched UnixWare 7, began moving toward to a new electronic distribution system and formed a new management team. Also in 1998, SCO announced a that it had entered into a strategic business agreement with IBM to jointly develop a UNIX system for the forthcoming Intel IA-64 processors. The purpose of this alliance is to create a single product line that will run on Intel IA-32, Intel IA-64 and IBM microprocessor systems that range from entry-level servers to large enterprise environments.

SCO's mission is to provide the system software that system builders choose for network computing. Designed specifically for network computing, SCO system software products help organizations extend their business-critical applications inside and outside the enterprise to employees, customers, and partners without disrupting their current operations or replacing their current system. The two key elements of Network Computing are, first, powerful, scalable and reliable servers; and, second, support for a wide range of clients.

To facilitate network computing in the enterprise, SCO offers an Application Broker for Network Computing- Tarantella. Tarantella runs on any UNIX server and provides any Java client - NC, PC, terminal, or workstation with access to existing applications running on any kind of server in the network - mainframe, mini, UNIX or NT server. By leveraging SCO's core strengths - UNIX servers and Tarantella - SCO can move businesses to Network Computing at their own pace, enabling them to utilize their existing systems and giving them the broadest choices of technologies and partners. SCO's product solutions are available through a global network of more than 15,000 SCO distributors and resellers. Through its strategic alliances with the world's leading computer vendors, technology providers and support providers, SCO will continue to deliver the industry's most advanced and reliable products, backed by expert local support around the world.

This report contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's expectations only as of the date hereof. The Company undertakes no obligation to publicly release the results of any revision to these forward-looking statements, which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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

In the past fifteen years, Intel CPU-based computers have proliferated in both large and small organizations primarily as a result of steadily improving price-performance and the development of local-area networking software. Recent generations of Intel processors, together with declining costs for both system memory and data storage, have given PCs the power to process large volumes of business-critical data. These developments have accelerated the emergence of a new computing paradigm in which central processing on mainframes or minicomputers is being replaced by processing distributed between desktop PC or workstation "clients," which handle user interface and application logic, and business critical servers responsible for shared access to enterprise data, business-critical applications, database management, and data security. This approach, in principle, combines the efficiency of desktop processing with access to enterprise-wide data and applications. However, the leading operating system for Intel CPU-based client PCs, (Microsoft Windows or Windows NT(R)) and the leading networking operating system for PC-based local-area networks (Novell(R) NetWare(R)) do not offer the performance, stability, scalability, data security, network connectivity, or support for heterogeneous clients (not only PCs, but also UNIX workstations, PDAs, and the emerging class of network computers or NCs) required by many organizations for business critical servers.

As a result, most PC-based networks offer only a limited version of client/server computing, in which the key functions of shared data access, database management, data security and business-critical applications are handled by mainframes and minicomputers acting as servers, or by microprocessor-based servers utilizing reduced-instruction set (RISC) architectures. Because of operating system and hardware limitations, as well as high hardware costs, these server strategies fail to capture the price-performance benefits of client/server computing.

A major drawback of the PC-centric client/server model is the high cost of system administration, maintenance, and software updates. When businesses move to a server-centric model of client/server computing, called Network Computing, they can administer and update client software from the server, saving inordinate amounts of time and money. This is why SCO supports the server-centric Network Computing model.

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

SCO has focused on Intel CPU-based computers because of their dominant position in the microprocessor-based computer market and their potential in the emerging client/server market. SCO's years of experience in supporting each successive generation of Intel processors has resulted in highly reliable and stable UNIX operating system products. The Company's extensive engineering capabilities and product enhancement programs support complex, networked business critical servers across the full range of Intel microprocessors, including the Pentium and Pentium Pro(R) processors. The Company's software is compatible with Intel CPU-based computers offered by virtually all of the major hardware vendors. Because SCO products support multiple processors and can execute multiple applications simultaneously, they are especially well suited for business critical servers that provide data access and business-critical applications to users throughout the enterprise.

THE SCO SOLUTION

SCO brings the power of the UNIX System and the freedom of open systems to the Intel CPU-based server environment. Since introducing its first operating software in 1983, SCO has shipped about 2.3 million licenses to multi-user computer environments worldwide. The Company's innovations have included shipping a packaged version of the UNIX System in 1983, shipping a graphical, 32-bit UNIX operating system for Intel PCs in 1990 and shipping a packaged UNIX operating system for Intel CPU-based multiprocessing computers in 1993. The Company introduced a family of client-integration and layered server software in 1995. In 1996, the Company introduced its Internet family of server products. In 1997, the Company introduced the world's first Application Broker for Network Computing, and announced a release strategy for its next-generation UNIX operating system, which is initially targeted at high-end departmental computing and enterprise environments. Based on its experience in the marketplace, the Company believes that its products support more Intel CPU-based computers, applications, networks, and peripherals than those of any other UNIX System software.



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


SCO BUSINESS CRITICAL SERVERS

Business critical servers running SCO system software combine the best qualities of stand-alone PCs (personal productivity, ease of use and price-performance value) with the traditional strengths of UNIX System servers (business-critical applications, data management, security, and network administration). SCO business critical servers feature the following performance characteristics to meet customer requirements: 1) support for business-critical, transaction-based applications, 2) capabilities for providing a permanent, auditable history of operations, 3) top performance and scalability at the lowest cost, 4) support for multiple users performing multiple tasks, 5) high-level security, 6) reliability and manageability, 7) support for a wide range of client devices, including not only Microsoft Windows PC desktops and laptops, but also UNIX workstations, PDAs, and the new network computers known as NCs, and 8) expert service and support.


STRATEGY

The Company's strategy is to continue providing the most reliable and robust system software for business critical servers that run the critical day-to-day business operations of large and small organizations. That includes Network Computing environments. The Company's success depends in large part on the continued growth of the UNIX System market for business and governmental organizations as well as the Company's ability to continue to license additional products and product enhancements to existing customers and to identify and market its products to new markets and customers. There can be no assurance that the Company will be able to achieve revenue growth and profitability on a quarterly or annual basis. SCO's strategy includes 10 key elements:


1) FOCUSING ON TARGET MARKETS

SCO focuses its products, industry relationships, distribution and support strategy on three key business opportunities: primary information systems for small and medium-sized businesses; replicated systems for use in distributed information systems in medium-sized and large organizations, including Fortune 1000 corporations; and business-critical enterprise systems for large and medium-sized businesses. Key targeted industries include retail and telecommunications.

2) INTEGRATING WINDOWS PCS AND DIVERSE CLIENTS WITH UNIX SERVERS

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

SCO continues to support its Windows Integration strategy. The four cornerstones of this strategy are solutions for: connectivity between SCO servers and Windows desktops; manageability of Windows desktops from SCO servers; the ability to take advantage of users' Windows skills by making SCO UNIX System applications appear and behave like those on Windows; and interoperability between Windows and UNIX System applications. SCO provides a full line of Windows Integration Products, called the SCO Vision Family.


In addition, SCO now offers Tarantella, the Company's new Application Broker for Network Computing. Tarantella enables customers to deliver both new and existing applications to any Java technology-enabled client. These applications include Windows, UNIX system, and mainframe applications. The clients can be palmtop devices, Web TV, a mobile phone, an NC, a character terminal, or a PC.

3) SUPPORTING A WIDE RANGE OF APPLICATIONS

Because purchase decisions are often driven by the availability of applications, SCO has positioned its products as a strategic platform for developers of business applications. Developers write software compatible with SCO's products because of SCO's leadership in the UNIX market for Intel CPU-based computers and its support for a wide range of hardware vendors. Applications written for the SCO environment run on over 2,700 types of computers and peripherals, and can be readily ported to proprietary or other RISC-based UNIX systems, thus expanding the market opportunity for the developer. SCO places particular emphasis on ensuring that SCO business critical servers provide optimal support for the leading client/server applications, the new Java system-based applications, and the leading relational database management systems. Major software vendors that offer application software for the SCO environment include Banyan, Inprise, Computer Associates, Informix, Lotus, Microsoft, Oracle, Novell, Progress, and Sybase. In total, SCO UNIX Systems are supported by over 12,000 independent software vendors (ISVs), representing over 15,000 business-critical applications.


4) DELIVERING COMPREHENSIVE SUPPORT SERVICES

SCO continues to expand its delivery of support services to meet the needs of customers using complex, multivendor computer systems. SCO also works closely with resellers and OEMs to offer channel-delivered support programs to meet the needs of customers in its target markets. SCO Services offerings include a range of telephone support options, a CD-based SCO Support Library, on-line services, and high-level consulting and engineering services. These flexible services give customers a choice of support plans and pricing models. In addition, comprehensive education and training programs for resellers and end users are available though the Company's Advanced Education Centers. Information on these programs is available on the Services and Support page of the SCO Web site.


5) SUPPLYING MIDDLEWARE FOR MULTIPLE HARDWARE PLATFORMS

Middleware products and technologies represent a class of system software that enhances the basic operating system. SCO's Optional Service Products division is tasked with providing middleware for SCO OpenServer Systems, as well as other UNIX servers.


6) PROVIDING TRUE OPEN SYSTEMS PRODUCTS

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


7) LEVERAGING RESEARCH AND DEVELOPMENT

SCO has developed extensive expertise in sourcing, enhancing and integrating third-party technologies to provide true open system software solutions. For example, the SCO OpenServer Enterprise System seamlessly integrates open system technologies from a number of different third-party software providers to produce a package that operates as one cohesive product. In this way, SCO leverages its engineering resources by building upon the technologies developed by the technical staffs at numerous other companies.


8) DISTRIBUTING PRODUCTS WORLDWIDE

In contrast to operating system software for stand-alone PCs and small networks, system software for business critical servers requires sophisticated distribution and support. Over the past 12 years, SCO has developed a highly trained, multi-tiered, value-added distribution and support infrastructure. This worldwide network includes over 15,000 resellers and distributors. These parties implement and support specific solutions for corporate, government and smaller business customers by integrating SCO's products with those of other vendors. SCO and its distribution network work together to provide comprehensive support services ranging from engineering and consulting services to technical support and training and education.


9) EVANGELIZING TO DEVELOPERS AND EDUCATIONAL INSTITUTIONS

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


10) EXECUTING GLOBAL STRATEGY

The Company's products are designed to support customers throughout the world, with local language versions available for Europe, Asia, and Latin America. SCO maintains sales, distribution and representative offices throughout the world including those in the U.K., France, Germany, Italy, Denmark, Australia, Singapore, Japan, Canada, Hong Kong, China, Mexico, and throughout the U.S. In addition, the Company has established design and development centers in the U.K. and the U.S. to meet company-wide and local product development requirements.


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


PRODUCTS

The Company offers three categories of products: (1) UNIX server operating system products, which include optional server products, (2) Tarantella, the world's first Application Broker, and 3) client-integration products.

SCO UNIXWARE PRODUCTS

Designed from the ground up to support distributed network computing, UnixWare 7 delivers purpose-built operating system configurations designed to power departmental databases, application servers, intranet servers, mail and messaging servers and environments specifically tailored to run telecommunications and other embedded environments. UnixWare 7 is supported by leading enterprise application vendors, and backed by more enterprise hardware manufacturers than any other UNIX server environment.

As an applications server, SCO UnixWare 7 provides all of the facets of business critical computing -- including built-in security, reliability, and fault tolerance -- on a standard, cost-effective, and high-performance Intel single- or multi-processor hardware platform. It supports thousands of enterprise, commercial, and industrial-grade applications and has established performance levels running leading database systems from Oracle, Sybase, and Informix.

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

With the SCO UnixWare 7 system providing an open, standards-based operating platform, and numerous hardware manufacturers supporting an open SMP(TM) implementation, customers are assured of increasing performance, increasing value, and the luxury of choice.

BASE UNIXWARE OPERATING SYSTEMS

UnixWare 7 Base Edition: Base-line services for the individual workstation user or as a platform for building dedicated environments, such as a telephony or embedded solution.

UnixWare 7 Enterprise Edition: A highly available, scalable, high-performance, network-ready and secure operating environment to run enterprise-wide business applications that manage, distribute and warehouse business critical information.

UnixWare 7 Departmental Edition: A high-performance and reliable operating environment that supports any client and runs applications that automate business processes and reliably share business critical information.

UnixWare 7 Messaging Edition: Scalable, reliable and advanced mail and messaging system that includes all of the components required to run a powerful Email solution.


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



SCO OPTIONAL SERVICES PRODUCTS

SCO Optional Services Products include The SCO Internet Family of products, plus SCO Advanced File and Print Server, SCO(R) ARCserve(R)/Open from Cheyenne(R), and SCO Doctor(TM).

     The SCO Internet Family. The SCO Internet Family provides Internet access for corporate LANs. By using the family of products as an Internet gateway, organizations can provide users with access to the vast resources of the Internet while providing advanced security; publish information for internal and external audience; create corporate intranets, and conduct electronic commerce. The SCO Internet Family provides everything needed to get up and running on the web quickly. It includes multi-line PPP, multi-homing support, Netscape Navigator(TM), and Netscape Communications Server(TM). Installation and configuration are made simple via a HTML-based tool that guides the installer painlessly through the entire install process. It also supports TCP/IP, IPX/SPX(TM), NFS(R), NIS, DNS, PPP, SMTP, POP networking protocols, and includes network install capability.

      Additional SCO Internet Family Product Options -- For customers with existing SCO servers, or those who wish to extend their Internet functionality, the SCO Internet Family also has a number of optional products. These include Netscape Commerce Server(TM), Netscape Communications Server, The Netscape Proxy Server(TM), Netscape Navigator, SCO Internet to NetWare Gateway, SCO Internet Security Package, and SCO PPP from Morning Star.

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

     SCO Doctor for Networks(TM) systems management tool is an enhanced version of Doctor that can manage small networks or large installations of several thousand systems over a LAN or WAN. If required, support staff can use the "connect-back" capability of Doctor for Networks for live monitoring of the remote system and perform further diagnosis of problems via the simultaneous log-in facility. SCO Doctor Agent supports SNMP traps and provides extensive system query information through the Doctor enterprise MIB. Doctor for Networks supports everything from low-speed async dial-up modems to TCP/IP, PPP, SLIP and e-mail-enabled transports. It provides uncompromised operation over regular phone lines to ensure that the widest range of UNIX systems can, at last, "afford" to be managed. It includes a full-featured set of facilities for file transfer, remote command execution and remote login facilities. By incorporating powerful remote communications features, the need to purchase a separate communications product is eliminated.



TARANTELLA

Tarantella is the first application broker for network computing. Tarantella provides any client device on the network with secure, Web browser access to any server application on the network. This enables organizations to provide anyone, inside or outside the enterprise, with secure access to their current business-critical applications.

Running on any UNIX server -- including those from Sun, IBM, HP, and Siemens -- Tarantella software immediately enables any application to be accessed by any user device with a Web browser (PC, network computer, graphical terminal, palmtop computer, or other device). Unlike other client-integration solutions, Tarantella usually requires no software to be installed on the user devices. This dramatically reduces the cost, time, and labor of moving to Internet-based network computing. Unlike competing products that provide access to only one kind of application, Tarantella provides access to mainframe and minicomputer applications, X applications, and even Windows applications.

Tarantella dramatically lowers the total cost of ownership by supporting hardware and software already in use, by eliminating the cost of installing software on clients, and by providing centralized system administration. With Tarantella, organizations can move their current applications onto the network without rewriting code or disrupting their current operations.



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

SCO Vision97 - Bringing together Windows, UNIX and the Internet

SCO Vision97 integrates Windows, UNIX and the Internet for just a little more than the price of a PC-X server. SCO Vision97 is a new generation of Windows to UNIX integration products, designed to bring the benefits of the new Internet computing model to Windows PC users. Going beyond simply accessing UNIX applications, SCO Vision97 adopts the principles of centralized management, server deployment and Internet integration and cuts the cost of ownership of existing PC networks. SCO Vison97 offers access to X and character-based applications, server-based file and print sharing and ODBC middleware. Together they form a tightly integrated suite that is designed for Network Computing.

   SCO SuperVision - Remote Management of Windows Desktops

SCO(R) SuperVision(TM) gives system administrators the power to remotely manage, configure and control SCO Vision Family desktops on the corporate network. By allowing updates to all desktops in a single stroke, SCO SuperVision can dramatically cut the cost of managing and supporting large groups of Windows users. SCO SuperVision will manage both PCs directly connected to the network and those connected remotely over a modem link.

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

   Premier Motif - The Business Critical Motif

Premier Motif, which provides Windows management technology, is a complete service for Motif developers including software and support. SCO ensures that users invest their time in developing applications rather than debugging or developing Motif itself. Premier Motif has developed from over four years' experience as the world's leading third party Motif supplier. Premier Motif focuses on providing the highest quality Motif libraries, refining and enhancing OSF/Motif and ensuring a robust and portable development base. SCO has taken OSF/Motif and added numerous enhancements, many not found in any other vendor's Motif implementation.


MARKETS

The Company targets three major market segments: (1) primary information systems for small and medium-sized businesses, (2) replicated systems for use in distributed information systems in medium-sized and large organizations, including Fortune 1000 Corporations, and (3) business-critical enterprise servers for large and medium-sized businesses.

The Company continues to drive the Small and Medium Business market forward with new products, such as SCO OpenServer Release 5.0.5, which incorporates the latest Internet and multimedia technologies, and the new UnixWare 7 Business Edition, scheduled for release in 1999. Many of today's largest retail chains, with numerous replicated sites, depend on SCO OpenServer to run their day-to-day operations.

For enterprise environments, SCO this year launched UnixWare 7 - the most advanced operating system for the Intel platform. It combines the power, reliability, availability, and scalability of UNIX systems with the volume economics of Intel processors.

Meanwhile, SCO is also accelerating its growth into the enterprise computing market with Tarantella, the first application broker for network computing. Tarantella provides virtually any client device on the network with secure, Web browser access to any server application on the network.

SALES AND DISTRIBUTION

SCO has developed a highly trained and diverse sales and distribution channel of over 15,000 resellers and distributors. These channel partners are selected for their expertise and experience. In some cases, the contractual arrangements require minimum purchases and are generally terminable by either party. The Company permits selected resellers to return a limited amount of product for stock balancing, provided a new equivalent order is received. In the event the Company reduced product prices, the Company's standard terms for these resellers provide credit for inventory ordered in the previous 180 days, which can be applied against future purchases. The Company, as a matter of policy, does not allow product returns for a refund. In the fourth fiscal quarter of 1995, the Company increased its provision for exchange of products in its international operations which adversely affected its operating results. During the third fiscal quarter of 1997, the Company reduced its channel inventory across all product lines resulting in reduced revenues. There can be no assurance that stock balancing and exchanges in the future will not adversely affect the Company's operating results. The SCO sales and distribution channels focus on three major customer groups:

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

PRODUCT DEVELOPMENT

Since its inception, the Company has focused considerable resources on the development and integration of UNIX systems and open systems software technologies and standards for Intel CPU-based computers. SCO has developed skills in operating systems, user interfaces, networking, porting and applications software support. The Company's development strategy is based upon utilizing and building upon technologies it owns, such as UNIX Systems technologies as well as products already available in the marketplace. In December of 1995, SCO purchased the UNIX Systems technologies from Novell, Inc. and is now a primary driving force behind this open systems platform.

During the third quarter of fiscal 1997, SCO restructured to increase overall efficiency. SCO integrated the efforts of its various development teams to deliver the features and functionality businesses expect from SCO systems faster and more efficiently.

SCO devotes considerable resources to ongoing product testing and quality assurance to support product reliability. The Company believes that its abilities to integrate product technologies, to incorporate a wide variety of standards into its products, and to continue to offer enhancements to its existing products are essential to maintaining its competitiveness in the marketplace. SCO has introduced development tools which allow developers to write applications which take advantage of the increased power of the ongoing Intel family of processors, including the Pentium, Pentium II and Pentium pro. In addition, the Company now offers localized versions of its core business critical servers, including SCO UnixWare products in English, French, Italian, German, Spanish, and Japanese, and SCO Open Server products in French, German, Chinese and Japanese.

SCO has taken strong steps to mitigate operating system date processing errors that might occur with the onset of the Year 2000 (Y2K). SCO has:

o Issued a Year 2000 Date Processing Warranty that defines how we expect our products to perform when processing dates in the Year 2000.

o Published the SCO Year 2000 Whitepaper detailing how Year 2000 affects SCO products and what products are covered by the Year 2000 Date Processing Warranty.

o       Performed Year 2000 testing of all current SCO products.

o Prepared fixes for Year 2000 problems that have been detected in current SCO supported products.

SCO product development is comprised of one integrated organization that implements SCO's two product strategies--UNIX servers and Client Integration products.

The UNIX server development teams are responsible for the core operating systems and services including SCO OpenServer, SCO UnixWare, and the forthcoming 64-bit UNIX system, code-named Monterey64. They are also responsible for additional OS services such as SCO(R) Merge(TM), Virtual Disk Manager and On Line Data Manager (RAID subsystems), Development Systems, and new technology development projects that are UNIX kernel-related such as clustering and NUMA support. In addition, they are responsible for many layered server functions that extend the capabilities of the core operating systems. These services include file and print services, system management and backup services, and, most important, Internet services.

The client integration development teams are responsible for SCO's "Windows integration" and "any-client integration" products and services. SCO's strategy is to integrate almost any client with almost any UNIX server. The teams build the SCO Vision family of products which includes SCO Vision97, SCO XVision, SCO TermVision, SCO SuperVision, SCO SQL-Retriever. They also develop Tarantella products, which extend SCO's and "any-client" proposition to Network Computing environments.

The market for the Company's products is characterized by rapidly changing technology, evolution of new industry standards, and frequent introductions of new products and product enhancements. The Company's success will depend upon its continued ability to enhance its existing products, to introduce new products on a timely and cost-effective basis to meet evolving customer requirements, to achieve market acceptance for new product offerings, and to respond to emerging industry standards and other technological changes. There can be no assurance that the Company will be successful in developing new products or enhancing its existing products or that such new or enhanced products will receive market acceptance. The Company's success also depends upon its ability to license from third parties and to incorporate into its products new technologies that become industry standards. There can be no assurance that the Company will continue to obtain such licenses on favorable terms or that it will successfully incorporate such third-party technologies into its own products.

The Company anticipates new releases of products in the fiscal year ending September 30, 1999. There can be no assurance that such new releases will not be affected by technical problems or "bugs", as is common in the software industry. Furthermore, there can be no assurance that these or other future product introductions will not be delayed. Delays in the availability, or a lack of market acceptance, of new or enhanced products could have an adverse effect on the Company's business. There can be no assurance that product introductions in the future will not disrupt product revenues and adversely affect operating results.

COMPETITION

The market for operating systems is very competitive and rapidly changing. The Company encounters significant competition from a limited number of direct competitors including Microsoft, Novell, IBM and Sun Microsystems, which offer hardware-independent multi-user operating systems for Intel platforms, and from OEMs such as AT&T, Compaq, Hewlett-Packard, IBM, Olivetti, Sun Microsystems and Unisys, which offer their own versions of the UNIX System on a variety of RISC and Intel CPU-based hardware. Over the past months competition from companies selling versions of the Linux Operating System has increased. Many of these hardware competitors also offer SCO's system software products, either through direct OEM agreements or indirectly through the various distribution channels used by the Company. In addition, to the extent the Company's products increasingly penetrate the markets for larger and multiprocessor servers, SCO will increasingly face competition from IBM's AS/400, Compaq's Alpha-based servers, and Sequent servers.

Competitive systems not based on Intel microprocessors are offered by DEC, Hewlett-Packard, IBM, and Sun Microsystems, among others. These systems are sold with operating system software which is based upon the UNIX System and offer many of the benefits of the Company's products. The Company also expects to receive increasing direct competition on the Intel platform from OEM versions of the UNIX System and from such hardware-independent operating systems as Microsoft Windows NT and SunSoft's Solaris for Intel. The Company expects Microsoft Windows NT (server and workstation) to continue to offer significant and increasing competition to UNIX System products, including SCO products. Many of these competitors and potential competitors have significantly greater financial resources, more technical personnel and more extensive marketing and distribution capabilities than the Company. The major factors that affect the competitive market for the Company's products include product reliability, availability of user applications, compliance with industry standards, ease of use, networking capability, breadth of hardware compatibility, quality of support and customer services, product performance and price.

Over recent years, operating systems such as GNU, Linux, FreeBSD and others developed using collaborative and "open source" techniques have gained popularity with highly technical users, and some integrators. Some of SCO's competitors may exploit this technology to build competitive products, or the market for SCO's products may be reduced by either technical users using these products or the products becoming easier to use and more stable.

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

SCO's Tarantella product faces competition from products using technologies to deploy applications -- such as terminal emulation, compression systems, virtual private networks -- and also faces competition from products taking a similar approach to web-enabling applications. These include offerings from companies such as WRQ, Hummingbird and GraphOn. In addition, products that deploy Windows applications only can be configured with additional functions such as terminal emulators to provide functional behavior similar to that of Tarantella. These products include CITRIX, NCD WinCenter, and Microsoft Windows Terminal Server. SCO is targeting Tarantella products and services into the enterprise market where SCO does not have a strong range of partners and where the SCO brand is little known, making alternative suppliers a competitive threat. SCO's Tarantella products run on Solaris, AIX, HP/UX and other UNIX operating systems, and therefore are dependant on continued use of these products in the target markets. Tarantella aims to support many different server types and client types, but it is possible that client or server vendors could "close" access to their products to prevent customers from using Tarantella.


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

The Company depends on the availability of technology from third parties. Most of the software licensed by the Company is written to comply with industry standards and because the licensor is seeking to broaden its market it is made widely available on a non-exclusive basis by the licensor. As a result, this software is also readily available to competitors of the Company which want to incorporate such software into their products. The loss of any significant third-party license or the inability to license additional technology as required, could have a materially adverse effect on the Company's results of operations until such time as the Company could replace such technology.

EMPLOYEES

As of September 30, 1998, the Company had 1,136 employees, including 363 in product development, 380 in sales and marketing, 152 in customer support services, and 241 in finance, manufacturing and distribution services and administration.

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


ITEM 2. PROPERTIES

The Company is headquartered in Santa Cruz, California, where it leases administrative, sales and marketing, product development and distribution facilities. The Company leases additional facilities for administration, sales and marketing and product development in Murray Hill, New Jersey and Watford, England. The leases for the Company's facilities expire at various dates through 2020. The Company has renewal options, at fair market value, under many of these leases and believes that in any event additional or alternative space adequate to serve the Company's foreseeable needs would be available on commercially reasonable terms.

The Company's field operations occupy leased facilities in 12 locations in the United States. In addition, the Company's subsidiaries and sales and representative offices in France, Germany, Italy, Spain, Sweden, Denmark, Singapore, Australia, China and Mexico lease space for their operations. Worldwide, the Company leases property in 38 locations consisting of an aggregate of approximately 370,000 square feet. The Company believes that these facilities are adequate for its needs in the foreseeable future.

ITEM 3.  LEGAL PROCEEDINGS

No material legal proceedings are pending to which the Company is a party or to which any property of the Company is subject.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth fiscal quarter of 1998.

EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers of the Company as of September 30, 1998 were as follows:

Name                       Age        Position with the Company
----                       ---        -------------------------
Douglas L. Michels         44         President and Chief Executive Officer

Ray Anderson               40         Senior Vice President, Marketing

John Luhtala               55         Senior Vice President, Operations, and Chief Financial
                                      Officer

David McCrabb              50         Executive Vice President, Worldwide Sales and Field
                                      Operations

Jack Moyer                 49         Senior Vice President, Human Resources

Steve Sabbath              51         Senior Vice President, Law and Corporate Affairs, and
                                      Secretary

Geoff Seabrook             50         Senior Vice President, Corporate Development

James Wilt                 52         Senior Vice President, Products

Mr. Michels was named President and Chief Executive Officer in April 1998. Mr. Michels is the principal architect of the Company's technology strategy and served as the head of product development between June 1997 and April 1998 and as Chief Technical Officer between February 1993 and June 1997. Mr. Michels has been a director of the Company since 1979 and served as the Company's Executive Vice President between 1979, when he co-founded the Company, and April 1998. Mr. Michels is one of the founders of Uniforum, a UNIX(R) user consortium, and served as its President from 1989 to 1990.

Mr. Anderson was named Senior Vice President, Marketing in April 1998. Between June 1997 and April 1998, he served as Senior Vice President, Marketing, Products Division. Between December 1994 and June 1997, Mr. Anderson served as Senior Vice President and Managing Director, Client Integration Division. Mr. Anderson was named Senior Vice President of SCO and Managing Director of IXI Limited when SCO acquired IXI Limited in February 1993. Mr. Anderson was a founder of IXI Limited and served as its Managing Director commencing in 1987.

Mr. Luhtala was named Senior Vice President and Chief Financial Officer in January 1997. Prior to joining the Company, between May 1996 and December 1996, Mr. Luhtala served as Chief Financial Officer and Vice President, Mergers, Acquisitions and Joint Ventures at SyQuest Technology. From February 1987 to May 1996, Mr. Luhtala served in various financial management positions with Amdahl.

Mr. McCrabb was named Executive Vice President, Worldwide Sales and Field Operations in April 1998. Between January 1995 and June 1997, he served as Vice President, Marketing and Channel Sales, then as Senior Vice President, Market Planning between July 1997 and April 1998 . Prior to joining the Company, Mr. McCrabb served as Vice President and General Manager for Applied Digital Data Systems, a wholly owned subsidiary of NCR, since February 1994. From November 1989 to February 1992, he served as Vice President, Sales and Marketing for Primary Access Corporation.

Mr. Moyer was named Senior Vice President, Human Resources in January 1998. He has served as Vice President, Human Resources since August 1995. Prior to joining the Company, Mr. Moyer served as Vice President, Human Resources for the following companies: Ore Ida Foods from 1992 to August 1995; Maspar Computer Corporation from November 1991 until November 1992; Businessland from January 1985 until November 1991. Mr. Moyer's senior human resources management experience also includes positions at National Mirconetics, Inc. and National Semiconductor Corp.

Mr. Sabbath was named Senior Vice President, Law and Corporate Affairs, and Secretary in January 1998. Between 1993 and 1997, he served as Vice President, Law and Corporate Affairs, and Secretary and served as Vice President, Legal Affairs between 1991 and 1993. Prior to joining the Company, between February 1988 and January 1991, Mr. Sabbath was the Deputy General Counsel for Sun Microsystems, Inc., a manufacturer of UNIX system-based hardware and software.

Mr. Seabrook was named Senior Vice President, Corporate Development in April 1998. Since joining the Company in 1989, Mr. Seabrook has held a number of strategic positions, including Senior Vice President and General Manager, EMEIA. Prior to joining the Company, Mr. Seabrook served as Vice President International Operations at Century Data Inc.

Mr. Wilt was named Senior Vice President, Products in April 1998. Since joining the Company in 1983, Mr. Wilt has held a number of strategic positions both in the U.S. and in Europe including those of Vice President, Business Development and Vice President, International. Mr. Wilt formerly held management positions in sales, marketing, and planning at Xerox, Honeywell and Amdahl.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

The following required information is filed as a part of the report:

The Company has not paid cash dividends on its common stock. The Company's common stock is traded over-the-counter and is quoted on the Nasdaq National Market under the symbol "SCOC". The following table sets forth the range of high and low closing sale prices for the Common Stock:

                                  Low Sale Price         High Sale Price
                                  --------------         ---------------
Fiscal 1997:
     First Quarter                     6-1/4                 7-3/8
     Second Quarter                    6-1/4                 8-1/2
     Third Quarter                     3-1/4                 6-5/16
     Fourth Quarter                    3-11/16               7-1/16

Fiscal 1998:
     First Quarter                     4                     6-3/8
     Second Quarter                    3-3/8                 5-5/16
     Third Quarter                     3-7/8                 6-3/8
     Fourth Quarter                    2-3/4                 4-15/16

On December 15, 1998, there were approximately 7,200 holders of the Company's Common Stock.

ITEM 6.  SELECTED FINANCIAL DATA

The information set forth on page 10 of the 1998 Annual Report to Shareholders is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information set forth on pages 11 through 17 of the 1998 Annual Report to Shareholders is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements and supplementary financial information for the Company and reports of independent accountants set forth on pages 18 through 33 of the 1998 Annual Report to Shareholders are incorporated herein by reference.

        o Consolidated Statements of Operations for each of the years in the three-year period ended September 30, 1998

        o       Consolidated Balance Sheets as of September 30, 1998 and 1997

        o Consolidated Statements of Shareholders' Equity (Deficit) for each of the years in the three-year period ended September 30, 1998

        o Consolidated Statements of Cash Flows for each of the years in the three-year period ended September 30, 1998

        o       Notes to Consolidated Financial Statements

        o       Reports of Independent Accountants

        o       Quarterly Financial Information

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

On December 30, 1997, the Company changed its independent auditors from KPMG Peat Marwick LLP to PricewaterhouseCoopers LLP as previously reported on Form 8-K filed with the Securities and Exchange Commission on January 7, 1998 (File No 0-21484). There were no disagreements with any of the Company's independent accountants during the fiscal year ended September 30, 1998.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information with respect to Directors may be found under the caption "Election of Directors" of the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held February 23, 1999 (the "Proxy Statement"). Such information is incorporated herein by reference. Information with respect to Executive Officers and Officers may be found on pages 14 through 15 hereof, under the caption "Executive Officers and Officers of the Registrant."


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

         2.       Financial Statement Schedule

                  Schedule                                                         Page
                  Number            Description                                   Number
                  ------            -----------                                   ------
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

                10.15   Lease with Wave Crest Development, Inc. commencing June
                        1, 1988 (400 Encinal Street). (1)

                10.16   Lease with Wave Crest Development, Inc. commencing July
                        1, 1988 (399 Encinal Street). (1)

                10.17   Form of Indemnification Agreement. (1)

                10.18   Master Registration Rights Agreement as amended. (1)

                10.19   1993 Stock Purchase Plan and form of Stock Purchase
                        Agreement. (3)(7)

                10.20   1994 Incentive Stock Option Plan and form of Incentive
                        Stock Option Agreement. (3)(7)

                10.21   401(k) Plan, as amended. (1) (7)

                10.23   Revised 1993 Employee Stock Purchase Plan. (5) (7)

                10.24   1993 Director Stock Option Plan. (1) (7)

                10.34   Shareholders' Rights Agreement. (6)

                10.35 Change-in-control agreement between the Company and certain key management. (7)

                10.36   Employment Agreement with Alok Mohan.

                13      Annual Report to Shareholders.

                21.1    Subsidiaries of Registrant.

                                               18

              Exhibit
               Number   Description
              -------   -----------
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

(2)     Incorporated by reference to the Form 10-K filed on December 24, 1993.

(3)     Incorporated by reference to the Form 10-K filed on December 23, 1994.

(4)     Incorporated by reference to the Form 8-K filed on December 20, 1995.

(5)     Incorporated by reference to the Form 10-K filed on December 22, 1995.

(6) Incorporated by reference to the Form 8-A12G filed on September 18, 1997.

(7) Designates management contracts or compensatory plans, contracts or arrangements.

(b)      Reports on Form 8-K.

             No reports on Form 8-K were filed during the last quarter of fiscal 1998.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       THE SANTA CRUZ OPERATION, INC.

By: /s/  John W. Luhtala               By: /s/  Steven M. Sabbath
    ----------------------------------     -----------------------------------
    John W. Luhtala                        Steven M. Sabbath
    Senior Vice President, Operations,     Senior Vice President,
    and  Chief Financial Officer           Law and Corporate Affairs & Secretary
    Date: December 23, 1998                Date: December 23, 1998

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


 /s/ Douglas L. Michels
----------------------------------
Douglas L. Michels
President, Chief Executive Officer
and Director
Date: December 23, 1998


/s/ Alok Mohan                         /s/  Robert M. McClure
----------------------------------     ----------------------------------------
Alok Mohan                             Robert M. McClure
Chairman of the Board of Directors     Director
Date: December 23, 1998                Date: December 23, 1998


 /s/  Glenn Ricart                     /s/  Gilbert P. Williamson
----------------------------------     ----------------------------------------
Glenn Ricart                           Gilbert P. Williamson
Director                               Director
Date: December 23, 1998                Date: December 23, 1998


 /s/  Ronald Lachman                    /s/  Jean-Francois Heitz
----------------------------------     ----------------------------------------
Ronald Lachman                         Jean-Francois Heitz
Director                               Director
Date: December 23, 1998                Date: December 23, 1998


 /s/  Ninian Eadie                     /s/  R. Duff Thompson
----------------------------------     ----------------------------------------
Ninian Eadie                           R. Duff Thompson
Director                               Director
Date: December 23, 1998                Date: December 23, 1998

                          INDEPENDENT AUDITORS' REPORT



The Board of Directors and Shareholders of The Santa Cruz Operation, Inc.:


Under date of October 23, 1998, except for Note 7 which is as of December 11, 1998, we reported on the consolidated balance sheet of The Santa Cruz Operation, Inc. and subsidiaries as of September 30, 1998, and the related consolidated statements of operations, shareholders' equity (deficit), and cash flows for the year ended September 30, 1998, as contained in the 1998 annual report to shareholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year 1998. In connection with our audit of the aforementioned consolidated financial statements, we also have audited the related financial statement schedule as listed in the accompanying index. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


                                   /s/  PricewaterhouseCoopers LLP


San Jose, California
October 23, 1998


The Board of Directors and Shareholders of The Santa Cruz Operation, Inc.:


Under date of October 22, 1997, we reported on the consolidated balance sheet of The Santa Cruz Operation, Inc. and subsidiaries as of September 30, 1997, and the related consolidated statements of operations, shareholders' equity (deficit), and cash flows for each of the years in the two-year period ended September 30, 1997. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year 1998. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedule as of and for each of the years in the two-year period ended September 30, 1997, as listed in the accompanying index. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein of and for each of the years in the two-year period ended September 30, 1997.


                                   /s/  KPMG Peat Marwick LLP


Mountain View, California
October 22, 1997

                         THE SANTA CRUZ OPERATION, INC.
                              SCHEDULE II/RULE 5-04
                        VALUATION AND QUALIFYING ACCOUNTS

                  YEARS ENDED SEPTEMBER 30, 1998, 1997 AND 1996

                                  (In thousands)

                                              BALANCE AT        CHARGED TO                            BALANCE
                                              BEGINNING        REVENUES OR                           AT END OF
DESCRIPTION                                   OF PERIOD          EXPENSES          DEDUCTIONS          PERIOD
                                              ----------       ------------        ----------        ---------
Year Ended September 30, 1998
      Allowance for returns                    $  9,136          $ 18,200           $ 17,093          $ 10,243
      Allowance for doubtful accounts             1,743              (132)                66             1,545
                                               --------          --------           --------          --------
          Total allowance                      $ 10,879          $ 18,068           $ 17,159          $ 11,788
                                               ========          ========           ========          ========

Year Ended September 30, 1997
      Allowance for returns                    $  9,245          $ 33,115           $ 33,224          $  9,136
      Allowance for doubtful accounts             1,885               349                491             1,743
                                               --------          --------           --------          --------
          Total allowance                      $ 11,130          $ 33,464           $ 33,715          $ 10,879
                                               ========          ========           ========          ========

Year Ended September 30, 1996
      Allowance for returns                    $ 11,110          $ 24,643           $ 26,508          $  9,245
      Allowance for doubtful accounts             2,285               635              1,035             1,885
                                               --------          --------           --------          --------
          Total allowance                      $ 13,395          $ 25,278           $ 27,543          $ 11,130
                                               ========          ========           ========          ========

                               INDEX TO EXHIBITS

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

                10.15   Lease with Wave Crest Development, Inc. commencing June
                        1, 1988 (400 Encinal Street). (1)

                10.16   Lease with Wave Crest Development, Inc. commencing July
                        1, 1988 (399 Encinal Street). (1)

                10.17   Form of Indemnification Agreement. (1)

                10.18   Master Registration Rights Agreement as amended. (1)

                10.19   1993 Stock Purchase Plan and form of Stock Purchase
                        Agreement. (3)(7)

                10.20   1994 Incentive Stock Option Plan and form of Incentive
                        Stock Option Agreement. (3)(7)

                10.21   401(k) Plan, as amended. (1)(7)

                10.23   Revised 1993 Employee Stock Purchase Plan. (5)(7)

                10.24   1993 Director Stock Option Plan. (1)(7)

                10.34   Shareholders' Rights Agreement. (6)

                10.35 Change-in-control agreement between the Company and certain key management. (7)

                10.36   Employment Agreement with Alok Mohan.

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

(2)     Incorporated by reference to the Form 10-K filed on December 24, 1993.

(3)     Incorporated by reference to the Form 10-K filed on December 23, 1994.

(4)     Incorporated by reference to the Form 8-K filed on December 20, 1995.

(5)     Incorporated by reference to the Form 10-K filed on December 22, 1995.

(6) Incorporated by reference to the Form 8-A12G filed on September 18, 1997.

(7) Designates management contracts or compensatory plans, contracts or arrangements.