Form 10-Q
period 1998-12-31
SANTA CRUZ OPERATION INC
filed 1999-02-12
CIK 851560

--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ----------------

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1998


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

Yes    [X]     No   [ ]


    The number of shares outstanding of the registrant's common stock as of
                       December 31, 1998 was 34,373,468.

--------------------------------------------------------------------------------

                         THE SANTA CRUZ OPERATION, INC.

                                    FORM 10-Q

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1998

                                TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION

       ITEM 1.  FINANCIAL STATEMENTS                                          PAGE
                                                                              ----
                a)  CONSOLIDATED STATEMENTS OF OPERATIONS
                    FOR THE THREE MONTHS ENDED DECEMBER 31, 1998 AND 1997.....  1

                b)  CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31, 1998
                    AND SEPTEMBER 30, 1997....................................  2

                c)  CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE
                    MONTHS ENDED DECEMBER 31, 1998 AND 1997...................  3

                d)  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ...............  4

       ITEM 2   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS...........................  6

PART II.  OTHER INFORMATION


       ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K..............................  10

SIGNATURES ...................................................................  11

                          Part I. Financial Information
                          Item I. Financial Statements

THE SANTA CRUZ OPERATION, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except amounts per share)

                                                             THREE MONTHS ENDED
                                                                DECEMBER 31,
                                                            1998             1997
                                                          --------         --------
                                                                (UNAUDITED)
NET REVENUES                                              $ 52,706         $ 47,497
COST OF REVENUES                                            11,868           12,346
                                                          --------         --------
      GROSS MARGIN                                          40,838           35,151
                                                          --------         --------
OPERATING EXPENSES:
    Research and development                                 9,890           10,759
    Sales and marketing                                     23,057           19,619
    General and administrative                               4,573            4,604
                                                          --------         --------
       Total operating expenses                             37,520           34,982
                                                          --------         --------
        OPERATING INCOME                                     3,318              169
OTHER INCOME (EXPENSE):
    Interest income, net                                       576              475
    Other income (expense), net                                (10)             101
                                                          --------         --------
       Income before income taxes                            3,884              745
    Income taxes                                               780              321
                                                          --------         --------
      NET INCOME                                             3,104              424
OTHER COMPREHENSIVE INCOME, NET OF TAX
    Foreign currency translation adjustment                   (256)             223
                                                          --------         --------
      COMPREHENSIVE INCOME                                $  2,848         $    647
                                                          --------         --------
      NET INCOME PER SHARE:
            Basic                                         $   0.09         $   0.01
            Diluted                                       $   0.09         $   0.01
                                                          --------         --------

      SHARES USED IN INCOME PER SHARE CALCULATION:
            Basic                                           34,757           36,345
            Diluted                                         35,321           37,094
                                                          --------         --------

See accompanying notes to consolidated financial statements.

THE SANTA CRUZ OPERATION, INC.

                                                                        DECEMBER 31,     SEPTEMBER 30,
CONSOLIDATED BALANCE SHEETS                                                1998              1998
                                                                         ---------         ---------
(In thousands, except for share data)                                   (UNAUDITED)
ASSETS
Current assets:
   Cash and cash equivalents                                             $  15,628         $  23,758
   Short-term investments                                                   28,543            27,318
   Receivables, net                                                         33,694            29,027
   Deferred tax assets                                                       3,488             3,487
   Other current assets                                                      6,493             8,052
                                                                         ---------         ---------
      Total current assets                                                  87,846            91,642
                                                                         ---------         ---------
Property and equipment, net                                                 12,585            12,929
Purchased software and technology licenses, net                             11,602            13,013
Other assets                                                                13,694            13,999
                                                                         ---------         ---------
         TOTAL ASSETS                                                    $ 125,727         $ 131,583
                                                                         ---------         ---------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Trade accounts payable                                                $   7,492         $   7,655
   Royalties payable                                                         5,439             5,062
   Income taxes payable                                                      2,370             1,876
   Accrued expenses and other current liabilities                           27,672            28,590
   Deferred revenues                                                        13,360            16,238
                                                                         ---------         ---------
      Total current liabilities                                             56,333            59,421
                                                                         ---------         ---------
Other long-term liabilities                                                  9,926            12,027
                                                                         ---------         ---------
SHAREHOLDERS' EQUITY
   Common stock, no par value, net, authorized 100,000,000 shares
      Issued and outstanding 34,373,468 and 35,048,916 shares              108,457           111,972
   Accumulated other comprehensive income                                    1,036             1,292
   Accumulated deficit                                                     (50,025)          (53,129)
                                                                         ---------         ---------
      Total shareholders' equity                                            59,468            60,135
                                                                         ---------         ---------
         TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                      $ 125,727         $ 131,583
                                                                         ---------         ---------



See accompanying notes to consolidated financial statements.

THE SANTA CRUZ OPERATION, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

                                                                         THREE MONTHS ENDED
                                                                            DECEMBER 31,
                                                                        1998             1997
                                                                      --------         --------
                                                                              (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                           $  3,104         $    424
 Adjustments to reconcile net income to net cash
      provided by operating activities -
       Depreciation and amortization                                     3,339            4,072
       Deferred tax assets                                                  --              (51)
       Exchange gain                                                        33             (315)
       Changes in operating assets and liabilities-
           Receivables                                                  (6,087)           3,478
           Other current assets                                          2,549               18
           Other assets                                                     74              592
           Royalties payable                                               381           (2,550)
           Trade accounts payable                                          (93)             403
           Income taxes payable                                            524              (95)
           Accrued expenses and other current liabilities                 (583)            (683)
           Deferred revenues                                            (2,640)          (1,048)
                                                                      --------         --------
           Net cash provided by operating activities                       601            4,245
                                                                      --------         --------
CASH FLOWS FROM INVESTING ACTIVITIES:
       Purchases of property and equipment                              (1,237)          (1,364)
       Purchases of software and technology licenses                      (163)            (195)
       Sales of short-term investments                                   7,304            6,630
       Purchases of short-term investments                              (8,529)          (5,351)
       Changes in other assets                                              39             (338)
                                                                      --------         --------
           Net cash used for investing activities                       (2,586)            (618)
                                                                      --------         --------
CASH FLOWS FROM FINANCING ACTIVITIES:
       Payments on capital leases                                         (863)            (555)
       Net proceeds from sale of common stock                              134               72
       Repurchases of common stock                                      (3,649)          (1,784)
       Changes in other long-term liabilities                           (1,464)             836
                                                                      --------         --------
           Net cash used for financing activities                       (5,842)          (1,431)
                                                                      --------         --------
 Effects of exchange rate changes on cash and cash equivalents            (303)             210
                                                                      --------         --------
 Change in cash and cash equivalents                                    (8,130)           2,406
 Cash and cash equivalents at beginning of period                       23,758           23,225
                                                                      --------         --------
 Cash and cash equivalents at end of period                           $ 15,628         $ 25,631
                                                                      --------         --------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash paid-
       Income taxes                                                   $    280         $    231
       Interest                                                            128              233
     Non-cash financing and investing activities-
       Assets recorded under capital leases                           $     --         $    852
                                                                      --------         --------



          See accompanying notes to consolidated financial statements.

THE SANTA CRUZ OPERATION,INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------
1.      BASIS OF PRESENTATION

        In the opinion of management, the accompanying unaudited, consolidated statements of operations, balance sheets and statements of cash flows have been prepared in accordance with generally accepted accounting principles and include all material adjustments (consisting of only normal recurring adjustments) necessary for their fair presentation. The financial statements include the accounts of the Company and its wholly owned subsidiaries after all material intercompany balances and transactions have been eliminated. The Notes to Consolidated Financial Statements contained in the fiscal year 1998 report on Form 10-K should be read in conjunction with these Consolidated Financial Statements. The consolidated interim results presented are not necessarily indicative of results to be expected for a full year. Certain reclassifications have been made for consistent presentation. The September 30, 1998 balance sheet was derived from audited financial statements, and is included for comparative purposes.

        For software arrangements entered into on or after October 1, 1998, the Company recognizes revenue in accordance with Statement of Position ("SOP") 97-2, "Software Revenue Recognition" as amended by SOP 98-9. SOP 97-2 supercedes SOP 91-1 "Software Revenue Recognition" and requires that if an arrangement to deliver software or a software system does not require significant production, modification, or customization of software, then revenue should be recognized when persuasive evidence of an arrangement exists, delivery has occurred, the vendor's fee is fixed or determinable, and collectibility is probable. Accordingly, the Company will generally recognize license fee revenue upon product shipment provided there are no contingencies and collection is probable.

        Effective October 1, 1998 the Company has adopted the provisions of SFAS 130 "Reporting Comprehensive Income". Accordingly, the total for comprehensive income as defined by SFAS 130 has been reported for the three months ended December 31, 1998 and 1997.

2.      EARNINGS PER SHARE (EPS) DISCLOSURES

        The Company calculates earnings per share in accordance with the provisions of Statement of Financial Accounting Standards No. 128 (SFAS
        128), Earnings Per Share. SFAS 128 requires the presentation of basic and diluted earnings per share. Basic EPS is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS is computed giving effect to all dilutive potential common shares that were outstanding during the period. Dilutive potential common shares consist of the incremental common shares issuable upon the exercise of stock options for all periods. Basic and diluted earnings per share were calculated as follows during the three months ended December 31, 1998 and 1997:

(In thousands, except per share and option data)             1998              1997
                                                          ----------        ----------
                                                                   (unaudited)
Basic:
       Weighted average shares                                34,757            36,345
       Net income                                         $    3,104        $      424
       Net income per share                               $     0.09        $     0.01

Diluted:
       Weighted average shares                                34,757            36,345
       Common equivalent shares from stock options
         and warrants                                            564               749
                                                          ----------        ----------
       Shares used in per share calculation                   35,321            37,094
                                                          ----------        ----------
       Net income                                         $    3,104        $      424
       Net income per share                               $     0.09        $     0.01

Options outstanding at 12/31/98 and at 12/31/97
       not included in computation of diluted
       EPS because the exercise price was greater
       than the average market price                       7,051,457         2,587,856

Price range of options not used in
       diluted EPS calculation                            $4.44 - 12.00     $5.36 - 12.00



3. RECENT ACCOUNTING PRONOUNCEMENTS

On December 31, 1998 AcSec issued SOP 98-9 "Modification of SOP 97-2 Software Revenue Recognition". SOP 98-9 amends paragraphs 11 and 12 of SOP 97-2 to require revenue recognition using the "residual method" under certain circumstances. This statement will be effective for transactions entered into for fiscal years beginning after March 15, 1998 and will be adopted by the Company in fiscal year 2000. Management does not anticipate that the adoption of this SOP will have a material impact on the Company's financial position or the results of its operations.

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

In June 1997, The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131 (SFAS 131), Disclosures about Segments of an Enterprise and Related Information. This statement establishes standards for disclosure about operating segments in annual financial statements and selected information in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas and major customers. This statement supersedes Statement of Financial Accounting Standards No. 14, Financial Reporting for Segments of a Business Enterprise. The new standard became effective for the Company's fiscal year 1999. The Company will adopt the requirements of and provide all disclosures necessary in the Company's annual report for fiscal year 1999.

4. SUBSEQUENT EVENT

In January 1995, the Company purchased 10% of a domestic distribution channel partner's preferred stock in exchange for cash, product and equipment valued at $1.0 million. In addition, the Company had loaned $1.0 million to this partner. On February 12, 1999, the Company entered into an agreement to convert the loan and Series A Preferred stock into a single class of Series D Preferred stock. As part of the agreement to convert, the channel partner has offered to redeem up to 18.9% of its total as-converted shares. Per the terms of the redemption offer, the Company has the option to liquidate its pro-rata portion of the as-converted shares within six months of the date of the agreement. The financial implications of the liquidation have not yet been determined pending calculation of the exact number of shares available for redemption.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In addition to historical information contained herein, this Discussion and Analysis may contain forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. The Company undertakes no obligation to publicly update these forward-looking statements in response to events or circumstances after the date hereof.

RESULTS OF OPERATIONS

NET REVENUES
Net revenues for the three months ended December 31, 1998 increased 11% to $52.7 million from $47.5 million in the same period in fiscal 1998. The stronger revenue performance across all geographies is attributable to strong upgrade business associated with Year 2000 compliance, more contact with customers as a result of added sales resources and higher project business, particularly in Asia Pacific and Europe. No one customer accounted for more than 10% of net revenues in the first quarter ended December 31, 1998 or in the same period in the prior year.

International revenues continue to represent a significant portion of total net revenues comprising 58% of the revenues for the first fiscal quarter of 1999, and 54% for the same quarter in fiscal 1998.

COSTS AND EXPENSES
Cost of revenues as a percentage of net revenues decreased to 23% for the first quarter of fiscal 1999 from 26% in the same period of 1998, principally due to reduced royalty rates and reduced technology costs coupled with the impact of stable fixed costs over higher unit sales volume.

Research and development expenses decreased 8% to $9.9 million in the first quarter of fiscal 1999 from $10.8 million in the comparable quarter of fiscal 1998, or 19% and 23% of net revenues, respectively. The spending decrease is primarily attributable to reduced staffing levels and reduced depreciation.

Sales and marketing expenses increased 18% to $23.1 million in the first quarter of fiscal 1999 from $19.6 million for the comparable quarter of the prior year. Sales and marketing expenses represented 44% of net revenues in the first quarter of fiscal 1999 and 41% in 1998. Added staffing drove the increase as well as sales program costs that vary directly with increased sales.

General and administrative expenses remained constant at $4.6 million for the first quarter of fiscal 1999 and 1998, representing 9% and 10% of net revenues for the first quarter of fiscal 1998 and 1997, respectively.

Other income consists of net interest income, foreign exchange gain and loss as well as other miscellaneous income and expense items. For the first quarter of fiscal 1999 and fiscal 1998, other income was unchanged at $.6 million.

The provision for income taxes was $.8 million for the first quarter of fiscal 1998 compared to $.3 million for the same period of the prior fiscal year. The tax provisions for the first quarters of the current and prior fiscal years resulted from foreign taxes paid and reflect the realization of certain U.S. deferred tax assets for which a valuation allowance was previously established.

Net income for the first quarter of fiscal 1999 was $3.1 million compared to $.4 million for 1998.


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

The Company's results of operations could be adversely affected if it were to lower its prices significantly. In the event the Company reduced its prices, the Company's standard terms for selected distributors provide credit for inventory ordered in the previous 180 days, such credits to be applied against future purchases. The Company, as a matter of policy, does not allow product returns for refund. Product returns are generally allowances for stock balancing and are accompanied by compensating and offsetting orders. Revenues are net of a provision for estimated future stock balancing and excess quantities above levels the Company believes are appropriate in its distribution channels. The Company monitors the quantity and mix of its product sales.

The Company depends on information received from external sources in evaluating the inventory levels at distribution partners in the determination of reserves for the return of materials not sold, stock rotation and price protection. Significant effort has gone into developing systems and procedures for determining the appropriate reserve level.

As the Company determines whether its tax carryforwards will more likely than not be utilized in the future, or as new tax legislation is enacted, the Company's effective tax rate is subject to significant change. In the event that the Company does not show sufficient profitability in the future, the Company may be required to write off portions of the net deferred tax assets previously recognized up to the entire amount of $7.8 million.

Substantial portions of the Company's revenues are derived from sales to customers outside the United States. Trade sales to international customers represented 58% and 54% of total revenues for first quarter of fiscal 1999 and 1998, respectively. A substantial portion of these international revenues are denominated in the U.K. pound sterling, and operating results can vary with changes in the U.S. dollar exchange rate for such currency. The Company's revenues can also be affected by general economic conditions in the United States, Europe and other international markets. The Company's operating strategy and pricing take into account changes in exchange rates over time. However, the

Company's results of operations may be significantly affected in the short term by fluctuations in foreign currency exchange rates.

The Company's policy is to amortize purchased software and technology licenses using the straight-line method over the remaining estimated economic life of the product, or on the ratio of current revenues to total projected product revenues, whichever is greater. Due to competitive pressures, it is reasonably possible that those estimates of anticipated future gross revenues, the remaining estimated economic life of the product, or both, will be reduced significantly in the near future. As a result, the book value of the Company's purchased software and technology licenses may be reduced materially in the near future and, therefore, could create an adverse impact on the Company's future reported earnings.

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

The Company is aware of the issues associated with the forthcoming changes in Europe aimed at forming a European economic and monetary union (the "EMU"). One of the changes resulting from this union required EMU member states to irrevocably fix their respective currencies to a new currency, the Euro, on January 1, 1999. On that day, the Euro became a functional legal currency within these countries. During the next three years, business in the EMU member states will be conducted in both the 25 existing national currencies, such as the Franc or Deutsche Mark, and the Euro. As a result, companies operating in or conducting business in EMU member states will need to ensure that their financial and other software systems are capable of processing transactions and properly handling these currencies, including the Euro. The Company is still assessing the impact the EMU formation will have on both its internal systems and the products it sells. The Company will take appropriate corrective actions based on the results of such assessment. The Company has not yet determined the cost related to addressing this issue, and there can be no assurance that this issue and its related costs will not have a materially adverse affect on the company's business, operating results and financial condition.

YEAR 2000 ISSUES

The approach of Year 2000 is causing a great deal of concern and discussion in the computer industry. There are many varieties of Year 2000 problems. One major concern is the accurate dating of files and transactions after January 1, 2000. For many years, software has represented dates using the MM/DD/YY format (or some variant), which allows for the display of only the last two digits of the year. With the upcoming transition from 99 to 00, dating problems may occur on systems that interpret a YY value of 00 incorrectly. The Company must address the millenium issues from a perspective of both developing and selling software products and also maintaining internal Company operations.

The Company has taken steps to mitigate operating system date processing errors that might occur with the onset of the Year 2000 (Y2K). The Company has:

o issued a Year 2000 Date Processing Limited Warranty for Designated Software that defines how we expect our products to perform when processing dates in the Year 2000;

o produced an SCO Year 2000 White Paper detailing how Year 2000 affects SCO products and what products are covered by the Year 2000 Date Processing Limited Warranty;

o   performed Year 2000 testing of all current SCO products;

o issued fixes for Year 2000 problems that we have detected in current SCO supported products;

o created a project team to maintain consistent Year 2000 policy for our customers and to coordinate cross functional activities;

o created a Year 2000 committee to test, verify or upgrade internal systems and third party vendor software to insure continued operation of our infrastructure.

SCO believes that it has substantially identified and resolved all potential Year 2000 problems in software products under warranty that it develops and markets. However, management also believes that it is not possible to determine with complete certainty that all Year 2000 problems affecting the Company's software products have been identified or corrected due to 1) the complexity of these products, 2) the fact that these products interact with other third party vendor products and 3) the operation on computer systems which are not under the Company's control.

The Company believes that it has identified substantially all of the major computers, software applications, and related equipment used in connection with its internal operations that must be modified, upgraded, or replaced to minimize the possibility of a material disruption to its business. The Company has commenced modifying, upgrading, and replacing major systems that have been identified as adversely affected, and expects to complete this process by mid 1999.

The Company has initiated communications with third party suppliers of the major computers, software, and other equipment used, operated, or maintained by the Company to identify and, to the extent possible, to resolve issues involving the Year 2000 problem. However, the Company has limited or no control over the actions of these third party suppliers. Thus, while the Company expects that it will be able to resolve any significant Year 2000 problems with these systems, there can be no assurance that these suppliers will resolve any or all Year 2000 problems with these systems before the occurrence of a material disruption to the business of the Company or any of its customers. Any failure of these third parties to resolve Year 2000 problems with their systems in a timely manner could have a material adverse effect on the Company's business, financial condition, and results of operation.

The Company expects to identify and resolve all Year 2000 problems that could materially adversely affect its business operations and products. The exposure on the product side is possible provision of free upgrade software to a few customers. However, management believes that it is not possible to determine with complete certainty that all Year 2000 problems affecting the Company have been identified or corrected. The number of devices and permutations are too numerous. The Company is prepared for the likelihood of a few operational inconveniences and diversion of attention from ordinary business. However, the Company feels confident that there will be no adverse material effect on the Company's business or results of operations.

The discussion of the Company's efforts, and management's expectations, relating the Year 2000 compliance are forward-looking statements. The Company's ability to achieve Year 2000 readiness and the level of incremental costs associated therewith, could be adversely impacted by, among other things, the availability and cost of programming and testing resources, vendor's ability to modify proprietary software, and unanticipated problems identified in the ongoing review.


LIQUIDITY AND CAPITAL RESOURCES

The Company's cash and short-term investments totaled $44.2 million at December 31, 1998, representing 35% of total assets. The three month decrease in cash and short-term investments of $6.9 million was primarily attributable to the higher level of accounts receivable created by the first quarter sales growth and to the Company's ongoing stock repurchase program. At December 31, 1998, the Company had available lines of credit of approximately $0.9 million under which the Company had $0.7 million in outstanding borrowings. The Company believes that its existing cash and short-term investments, funds generated from operations and available borrowing capabilities will be sufficient to meet its operating requirements through at least calendar 1999.

The Company's first quarter ended December 31, 1998 Days Sales Outstanding (DSO) was 57.5 days, an increase of 3.8 days from the fourth quarter of fiscal 1998.

The Company is engaged in a systematic repurchase of the Company's Common Stock for the funding of its employee programs. Additionally, the Company is authorized to buy back up to 6,000,000 additional shares. As of December 31, 1998, 2,268,000 shares had been repurchased and retired under this non-systematic program.





                           PART II. OTHER INFORMATION




ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

       10.1 ++ Joint Development Agreement between the Santa Cruz Operation, Inc. and International Business Machines Corporation dated October 26, 1998.

       27     Financial Data Schedule.


(b)  Report on Form 8-K

On October 26, 1998, the Company filed a Current Report on Form 8-K to report that the Company and International Business Machines Corporation (IBM), entered into a Joint Development Agreement which provides for the licensing to IBM of certain operating system technology, the licensing from IBM of certain operating system technology and the cooperation between the parties for the development of a UNIX operating system designed to operate on the 64-bit Intel architecture.

++     Confidential treatment requested for portions of this document.

ITEMS 1, 2, 3, 4 AND 5 ARE NOT APPLICABLE AND HAVE BEEN OMITTED.

                                   Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                       The Santa Cruz Operation, Inc.


   Date: February 12, 1999             By:     /s/ John W.  Luhtala
                                           -------------------------------------
                                                   John W. Luhtala
                                          Senior Vice President, Operations,
                                             and Chief Financial Officer


                                       By:   /s/ Randy Bresee
                                           -------------------------------------
                                                 Randy Bresee
                                          Vice President, Corporate Controller

EXHIBIT INDEX

       10.1 ++ Joint Development Agreement between the Santa Cruz Operation, Inc. and International Business Machines Corporation dated October 26, 1998.

       27.    Financial Data Schedule.

++     Confidential treatment requested for portions of this document.