Form 10-Q
period 1999-03-31
SANTA CRUZ OPERATION INC
filed 1999-05-14
CIK 851560

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

                  For the Quarterly Period Ended March 31, 1999

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

The number of shares outstanding of the registrant's common stock as of March 31, 1999 was 34,221,811.

================================================================================

                         THE SANTA CRUZ OPERATION, INC.

                                    FORM 10-Q

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

                                TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

     ITEM 1.   FINANCIAL STATEMENTS                                              Page
          a)   CONSOLIDATED STATEMENTS OF OPERATIONS
               for the three and six months ended March 31, 1999 and 1998........  1

          b)   CONSOLIDATED BALANCE SHEETS
               as of March 31, 1999 and September 30, 1998.......................  2

          c)   CONSOLIDATED STATEMENTS OF CASH FLOWS
               for the six months ended March 31, 1999 and 1998..................  3

          d)   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS .......................  4

     ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
               RESULTS OF OPERATIONS.............................................  6


PART II. OTHER INFORMATION

     ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............... 11

     ITEM 6.   EXHIBITS.......................................................... 11


Signatures....................................................................... 12

                          PART I. FINANCIAL INFORMATION
                          ITEM I. FINANCIAL STATEMENTS

THE SANTA CRUZ OPERATION, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except earnings per share)

-----------------------------------------------------------------------------------------------------
                                                      THREE MONTHS ENDED          SIX MONTHS ENDED
                                                           MARCH 31,                  MARCH 31,
                                                      ------------------          -----------------
                                                       1999         1998          1999         1998
                                                          (UNAUDITED)                (UNAUDITED)
-----------------------------------------------------------------------------------------------------
NET REVENUES                                         $ 55,738     $ 50,540      $108,444     $ 98,037
COST OF REVENUES                                       12,427       12,953        24,295       25,299
-----------------------------------------------------------------------------------------------------
      GROSS MARGIN                                     43,311       37,587        84,149       72,738
-----------------------------------------------------------------------------------------------------
OPERATING EXPENSES:
   Research and development                            10,287       10,411        20,177       21,170
   Sales and marketing                                 23,612       19,187        46,669       38,806
   General and administrative                           5,777        4,250        10,350        8,854
-----------------------------------------------------------------------------------------------------
      Total operating expenses                         39,676       33,848        77,196       68,830
-----------------------------------------------------------------------------------------------------
      OPERATING INCOME                                  3,635        3,739         6,953        3,908
OTHER INCOME (EXPENSE):
   Interest income, net                                   498          470         1,074          945
   Other income (expense), net                            446          (52)          436           49
-----------------------------------------------------------------------------------------------------
      Income before income taxes                        4,579        4,157         8,463        4,902
   Income taxes                                           735          956         1,515        1,277
-----------------------------------------------------------------------------------------------------
      NET INCOME                                        3,844        3,201         6,948        3,625
OTHER COMPREHENSIVE INCOME, NET OF TAX
   Foreign currency translation adjustment               (597)         159          (853)         382
-----------------------------------------------------------------------------------------------------
      COMPREHENSIVE INCOME                           $  3,247     $  3,360      $  6,095     $  4,007
-----------------------------------------------------------------------------------------------------
      NET INCOME PER SHARE:
           Basic                                     $   0.11     $   0.09      $   0.20     $   0.10
           Diluted                                   $   0.11     $   0.09      $   0.20     $   0.10
-----------------------------------------------------------------------------------------------------
      SHARES USED IN INCOME PER SHARE CALCULATION:
           Basic                                       34,339       36,094        34,550       36,221
           Diluted                                     35,394       36,431        35,294       36,656
-----------------------------------------------------------------------------------------------------

          See accompanying notes to consolidated financial statements.

THE SANTA CRUZ OPERATION, INC.

                                                                  MARCH 31,                SEPTEMBER 30,
CONSOLIDATED BALANCE SHEETS                                         1999                      1998
(In thousands, except for share data)                           (UNAUDITED)
-----------------------------------------------------------------------------------------------------
 ASSETS
 Current assets:
    Cash and cash equivalents                                     $ 27,621                   $ 23,758
    Short-term investments                                          24,818                     27,318
    Receivables, net                                                32,961                     28,633
    Deferred tax assets                                              3,488                      3,487
    Other current assets                                             6,588                      8,052
-----------------------------------------------------------------------------------------------------
      Total current assets                                          95,476                     91,248
-----------------------------------------------------------------------------------------------------
 Property and equipment, net                                        12,417                     12,929
 Purchased software and technology licenses, net                    12,003                     13,013
 Other assets                                                       12,341                     13,999
-----------------------------------------------------------------------------------------------------
      TOTAL ASSETS                                                $132,237                   $131,189
-----------------------------------------------------------------------------------------------------
 LIABILITIES AND SHAREHOLDERS' EQUITY
 Current liabilities:
    Trade accounts payable                                        $  7,839                   $  7,655
    Royalties payable                                                7,074                      5,062
    Income taxes payable                                             2,733                      1,876
    Accrued expenses and other current liabilities                  30,184                     28,590
    Deferred revenues                                               12,652                     15,844
-----------------------------------------------------------------------------------------------------
      Total current liabilities                                     60,482                     59,027
-----------------------------------------------------------------------------------------------------
 Other long-term liabilities                                        10,541                     12,027
-----------------------------------------------------------------------------------------------------
 SHAREHOLDERS' EQUITY
    Common stock, no par value, net, authorized 100,000,000
        shares
      Issued and outstanding 34,221,811 and 35,048,916 shares      106,956                    111,972
    Accumulated other comprehensive income                             439                      1,292
    Accumulated deficit                                            (46,181)                   (53,129)
-----------------------------------------------------------------------------------------------------
      Total Shareholders' Equity                                    61,214                     60,135
-----------------------------------------------------------------------------------------------------
         TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY               $132,237                   $131,189
-----------------------------------------------------------------------------------------------------

          See accompanying notes to consolidated financial statements.

THE SANTA CRUZ OPERATION, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

------------------------------------------------------------------------------------------------
                                                                            SIX MONTHS ENDED
                                                                                MARCH 31,
                                                                          --------------------
                                                                          1999            1998
                                                                               (UNAUDITED)
------------------------------------------------------------------------------------------------
     CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                         $  6,948        $  3,625
     Adjustments to reconcile net income to net cash
        used for operating activities -
           Depreciation and amortization                                   6,392           7,364
           Deferred tax assets                                                --            (102)
           Exchange gain                                                       8            (362)
     Changes in operating assets and liabilities -
           Receivables                                                    (5,676)           (897)
           Other current assets                                            2,308             244
           Other assets                                                    1,335           1,116
           Royalties payable                                               2,012          (4,311)
           Trade accounts payable                                            364           3,119
           Income taxes payable                                              965             539
           Accrued expenses and other current liabilities                  2,413          (3,956)
           Deferred revenues                                              (3,086)            505
------------------------------------------------------------------------------------------------
               Net cash provided by operating activities                  13,983           6,884
------------------------------------------------------------------------------------------------
     CASH FLOWS FROM INVESTING ACTIVITIES:
           Purchases of property and equipment                            (2,921)         (1,128)
           Purchases of software and technology licenses                  (1,875)         (1,121)
           Sales of short-term investments                                18,173          14,242
           Purchases of short-term investments                           (15,673)        (14,175)
           Changes in other assets                                           (62)           (421)
------------------------------------------------------------------------------------------------
               Net cash used for investing activities                     (2,358)         (2,603)
------------------------------------------------------------------------------------------------
     CASH FLOWS FROM FINANCING ACTIVITIES:
           Payments on capital leases                                     (1,755)         (1,166)
           Net proceeds from sale of common stock                          1,320             969
           Repurchases of common stock                                    (6,335)         (4,497)
           Other long-term liabilities                                      (227)          2,965
------------------------------------------------------------------------------------------------
               Net cash used for financing activities                     (6,997)         (1,729)
------------------------------------------------------------------------------------------------
     Effects of exchange rate changes on cash and cash equivalents          (765)            348
------------------------------------------------------------------------------------------------
     Change in cash and cash equivalents                                   3,863           2,900
     Cash and cash equivalents at beginning of period                     23,758          23,225
------------------------------------------------------------------------------------------------
     Cash and cash equivalents at end of period                         $ 27,621        $ 26,125
------------------------------------------------------------------------------------------------
     SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
         Cash paid-
           Income taxes                                                 $    668        $    733
           Interest                                                          249             524
         Non-cash financing and investing activities-
           Assets recorded under capital leases                         $     --        $  2,574
------------------------------------------------------------------------------------------------

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

     Effective October 1, 1998 the Company has adopted the provisions of SFAS 130 "Reporting Comprehensive Income". Accordingly, the total for comprehensive income as defined by SFAS 130 has been reported for the three months and six months ended March 31, 1999 and 1998.

2.   EARNINGS PER SHARE (EPS) DISCLOSURES

     The Company calculates earnings per share in accordance with the provisions of Statement of Financial Accounting Standards No. 128 (SFAS 128), Earnings Per Share. SFAS 128 requires the presentation of basic and diluted earnings per share. Basic EPS is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS is computed giving effect to all dilutive potential common shares that were outstanding during the period. Dilutive potential common shares consist of the incremental common shares issuable upon the exercise of stock options for all periods. Basic and diluted earnings per share were calculated as follows during the three month and six month periods ended March 31, 1999 and 1998:

(In thousands, except per share and option data)
                                                       Three Months Ended                  Six Months Ended
                                                            March 31,                          March 31,
                                                   -----------------------------     ------------------------------
                                                     1999               1998             1999              1998
                                                   ---------         -----------     ------------     -------------
                                                                             (unaudited)
Basic:
  Weighted average shares                             34,339              36,094           34,550            36,221
  Net income                                         $ 3,844             $ 3,201          $ 6,948           $ 3,625
  Net income per share                               $  0.11             $  0.09          $  0.20           $  0.10

Diluted:
  Weighted average shares                             34,339              36,094           34,550            36,221
    Common equivalent shares from
    stock options and warrants                         1,055                 337              744               435
                                                     -------             -------          -------           -------
  Shares used in per share calculation                35,394              36,431           35,294            36,656
                                                     -------             -------          -------           -------
  Net income                                         $ 3,844             $ 3,201          $ 6,948           $ 3,625

  Net income per share                               $  0.11             $  0.09          $  0.20           $  0.10

Options outstanding at 3/31/99 and at 3/31/98
  not included in computation of diluted EPS
  because the exercise price was greater
  than the average market price.                   2,328,214           7,271,036        5,924,824         6,497,155

Price range of options not used in
  diluted EPS calculation                        $5.06 - 12.00     $4.44 - 12.00     $4.71 -12.00     $4.88 - 12.00


3.      RECENT ACCOUNTING PRONOUNCEMENTS

On December 31, 1998, the Accounting Standards Executive Committee issued SOP 98-9 "Modification of SOP 97-2 Software Revenue Recognition". SOP 98-9 amends paragraphs 11 and 12 of SOP 97-2 to require revenue recognition using the "residual method" under certain circumstances. This statement will be effective for transactions entered into for fiscal years beginning after March 15, 1998 and will be adopted by the Company in fiscal year 2000. Management does not anticipate that the adoption of this SOP will have a material impact on the Company's financial position or the results of its operations.

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


RESULTS OF OPERATIONS

NET REVENUES

Net revenues for the three months ended March 31, 1999 increased 10% to $55.7 million from $50.5 million in the same period in fiscal 1998. For the six months ended March 31, 1999, net revenues increased 11% to $108.4 million from $98.0 million for the six months ended March 31, 1998. The stronger revenue performance across all geographies is attributable to strong upgrade business associated with Year 2000 compliance, more contact with customers as a result of added sales resources and higher project business worldwide. No one customer accounted for more than 10% of net revenues in the second quarter ended March 31, 1999 or in the same period in the prior year.

International revenues continue to represent a significant portion of total net revenues comprising 56% of the revenues for the second fiscal quarter of 1999, and 54% for the same quarter in fiscal 1998.

COSTS AND EXPENSES

Cost of revenues as a percentage of net revenues decreased to 22% in the second quarter of fiscal 1999 from 26% in the same period of 1998. For the six month periods ended March 31, 1999 and 1998, cost of revenues represented 22% and 26%, respectively. These decreases were due to reduced royalty rates and reduced technology costs coupled with the impact of stable fixed costs over higher unit sales volume. In addition, material costs are declining as a result of increasing e-commerce trade.

Research and development expenses decreased 1% to $10.3 million in the second quarter of fiscal 1999 from $10.4 million in the comparable quarter of fiscal 1998, or 18% and 21% of net revenues, respectively. For the six months ended March 31, 1999, research and development expenses decreased 5% to $20.2 million compared to $21.2 million for the same period in 1998. This represented 19% of net revenues in fiscal 1999 and 22% in fiscal 1998. The spending decrease was primarily due to reduced staffing levels and reduced depreciation.

Sales and marketing expenses increased 23% to $23.6 million in the second quarter of fiscal 1999 from $19.2 million for the comparable quarter of the prior year. Sales and marketing expenses represented 42% of net revenues in the second quarter of fiscal 1999 and 38% in 1998. For the six months ended March 31, 1999, sales and marketing expenses increased to $46.7 million (43% of net revenues) from $38.8 million (40% of net revenues) for the same period of the prior fiscal year. Added staffing as well as sales program costs that vary directly with increased sales drove the increase.

General and administrative expenses increased 36% to $5.8 million for the second quarter of fiscal 1999 from $4.3 million in the comparable quarter of fiscal 1998, representing 10% and 8% of net revenues, respectively. For the six months ended March 31, 1999, general and administrative expenses increased 17% to $10.4 million, or 10% of net revenues, compared to $8.9 million, or 9% of net revenues, for the same period in 1998. Higher legal costs, increased bonuses and a one-time bad debt expense all contributed to the change.

Other income consists of net interest income, foreign exchange gain and loss as well as other miscellaneous income and expense items. For the second quarter of fiscal 1999, other income was $0.9 million, compared to $0.4 million for the same quarter of fiscal 1998. For the six months ended March 31, 1999, other income was $1.5 million as compared to $1.0 million for the same period in 1998. The growth in other income was primarily due to the gain on the sale of an investment position in a domestic channel distribution partner.

The provision for income taxes was $0.7 million for the second quarter of fiscal 1999 compared to $1.0 million for the same period of the prior fiscal year, and $1.5 million for the six months ended March 31, 1999 compared to $1.3 million for the corresponding fiscal 1998 period. The tax provisions for the second quarter and six month periods of the current and prior fiscal years resulted from foreign taxes paid and reflect the realization of certain U.S. deferred tax assets for which a valuation allowance was previously established.

Net income for the second quarter of fiscal 1999 was $3.8 million compared to $3.2 million for 1998. For the six months ended March 31, 1999, net income was $6.9 million compared to $3.6 million in the same period in 1998.


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

The Company experiences seasonality of revenues for both the European market and the U.S. federal government market. European revenues during the quarter ending June 30 are historically lower or relatively flat compared to the prior quarter. This reflects a reduction of customer purchases in anticipation of reduced selling activity during the summer months. Sales to the U.S. federal government generally increase during the quarter ending September 30. This seasonal increase is primarily attributable to increased purchasing activity by the U.S. federal government prior to the close of its fiscal year. Additionally, net revenues for the first quarter of the fiscal year are typically lower or relatively flat compared to net revenues of the prior quarter.

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

The Company's results of operations could be adversely affected if it were to lower its prices significantly. In the event the Company reduced its prices, the Company's standard terms for selected distributors provide credit for inventory ordered in the previous 180 days, such credits to be applied against future purchases. The Company, as a matter of policy, does not allow product returns for refund. Product returns are generally allowed for stock balancing and are accompanied by compensating and offsetting orders. Revenues are net of a provision for estimated future stock balancing and excess quantities above levels the Company believes are appropriate in its distribution channels. The Company monitors the quantity and mix of its product sales.

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

Substantial portions of the Company's revenues are derived from sales to customers outside the United States. Trade sales to international customers represented 56% and 54% of total revenues for second quarter of fiscal 1999 and 1998, respectively. A substantial portion of these international revenues are denominated in the U.K. pound sterling, and operating results can vary with changes in the U.S. dollar exchange rate for such currency. The Company's revenues can also be affected by general economic conditions in the United States, Europe and other international markets. The Company's operating strategy and pricing take into account changes in exchange rates over time. However, the Company's results of operations may be significantly affected in the short term by fluctuations in foreign currency exchange rates.

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

The Company is aware of the issues associated with the on-going changes in Europe aimed at forming a European economic and monetary union (the "EMU"). One of the changes resulting from this union required EMU member states to irrevocably fix their respective currencies to a new currency, the Euro, on January 1, 1999. On that day, the Euro became a functional legal currency within these countries. During the next three years, business in the EMU member states will be conducted in both the 25 existing national currencies, such as the Franc or Deutsche Mark, and the Euro. As a result, companies operating in or conducting business in EMU member states will need to ensure that their financial and other software systems are capable of processing transactions and properly handling these currencies, including the Euro. The Company is still assessing the impact the EMU formation will have on both its internal systems and the products it sells. The Company will take appropriate corrective actions based on the results of such assessment. The Company has not yet determined the cost related to addressing this issue, and there can be no assurance that this issue and its related costs will not have a materially adverse affect on the company's business, operating results and financial condition.

YEAR 2000 ISSUES

The approach of Year 2000 is causing a great deal of concern and discussion in the computer industry. There are many varieties of Year 2000 problems. One major concern is the accurate dating of files and transactions after January 1, 2000. For many years, software has represented dates using the MM/DD/YY format (or some variant), which allows for the display of only the last two digits of the year. With the upcoming transition from 99 to 00, dating problems may occur on systems that interpret a YY value of 00 incorrectly. The Company must address the millennium issues from a perspective of both developing and selling software products and also maintaining internal Company operations.

The Company has taken steps to mitigate operating system date processing errors that might occur with the onset of the Year 2000 (Y2K). The Company has:

- issued a Year 2000 Date Processing Limited Warranty for Designated Software that defines how we expect our products to perform when processing dates in the Year 2000;

- produced an SCO Year 2000 White Paper detailing how Year 2000 affects SCO products and what products are covered by the Year 2000 Date Processing Limited Warranty;

-    performed Year 2000 testing of all current SCO products;

- issued fixes for Year 2000 problems that we have detected in current SCO supported products;

- created a project team to maintain a consistent Year 2000 policy for our customers and to coordinate cross functional activities; and

- created a Year 2000 committee to test, verify or upgrade internal systems and third party vendor software to insure continued operation of our infrastructure.

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

Further, the Company has initiated communications with third party suppliers of the major computers, software, and other equipment used, operated, or maintained by the Company to identify and, to the extent possible, to resolve issues involving the Year 2000 problem. However, the Company has limited or no control over the actions of these third party suppliers. Thus, while the Company expects that it will be able to resolve any significant Year 2000 problems with these systems, there can be no assurance that these suppliers will resolve any or all Year 2000 problems with these systems before the occurrence of a material disruption to the business of the Company or any of its customers. Any failure of these third parties to resolve Year 2000 problems with their systems in a timely manner could have a material adverse effect on the Company's business, financial condition, and results of operation.

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

CONTINGENCY PLANS

The Company is in the process of developing contingency plans in the event that the Company's systems or products prove to not be Year 2000 compliant. The Company is currently reviewing its key business activities to develop plans to support ongoing business operations in the event of a disruption and expects these plans to be completed shortly. However, the Company cannot give any assurance that these contingency plans will be effective in preventing Year 2000 related disruptions in the business which could have a material adverse impact on the Company's business, operating results and financial condition.

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


LIQUIDITY AND CAPITAL RESOURCES

The Company's cash and short-term investments totaled $52.4 million at March 31, 1999, representing 40% of total assets. The six month increase in cash and short-term investments of $1.4 million was primarily attributable to an increase in collections. At March 31, 1999, the Company had available lines of credit of approximately $0.9 million under which the Company had $0.4 million in outstanding borrowings. The Company believes that its existing cash and short-term investments, funds generated from operations and available borrowing capabilities will be sufficient to meet its operating requirements through at least calendar 1999.

The Company's second quarter ended March 31, 1999 Days Sales Outstanding (DSO) was 53.2 days, a decrease of 4.3 days from the first quarter of fiscal 1999.

The Company is engaged in a systematic repurchase of the Company's Common Stock for the funding of its employee programs. Additionally, the Company is authorized to buy back up to 6,000,000 additional shares. As of March 31, 1999, 2,505,550 shares had been repurchased and retired under this non-systematic program.

                           PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Santa Cruz Operation, Inc. held an annual meeting of shareholders on February 23, 1999. The following matters were approved by the shareholders by the votes indicated:

                                      NUMBER OF SHARES
     MATTER                      ------------------------------
     ------                      FOR                   WITHHELD
                                 ---                   --------
     ELECTION OF DIRECTORS:

     Ninian Eadie                29,982,540            1,308,029
     Ronald Lachman              31,086,038            204,531
     Robert M. McClure           30,994,468            296,101
     Douglas L. Michels          31,087,522            203,047
     Alok Mohan                  31,030,906            259,663
     R. Duff Thompson            29,982,259            1,308,310
     Gilbert Williamson          31,519,870            210,510


     OTHER MATTERS:                         FOR         AGAINST       ABSTAIN        NO VOTE
                                         ----------     ---------     -------        -------
     Amendment of the Company's          18,827,650     3,962,777     81,312         8,418,830
     1994 Incentive Stock Option
     Plan to increase the Plan share
     reserve by 2,000,000 shares.

     Amendment of the Company's          19,252,637     4,093,396     85,531         7,859,005
     1993 Director Option Plan to
     increase the Plan share reserve
     by 200,000 shares.

     Amendment of the Company's          22,983,911       378,012     69,641         7,859,005
     1993 Employee Stock Purchase
     Plan to increase the Plan share
     Reserve by 750,000 shares.

     Ratification of                     31,195,626        44,268     50,675               -0-
     PricewaterhouseCoopers, LLP
     as independent certified public
     accountants of the Company.


ITEM 6. EXHIBITS

(a)  Exhibits

     27   Financial Data Schedule.


ITEMS 1, 2, 3 AND 5 ARE NOT APPLICABLE AND HAVE BEEN OMITTED.

                                   Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         The Santa Cruz Operation, Inc.


Date: May 14, 1999                       By: /s/ John W. Luhtala
                                             -----------------------------------
                                                      John W. Luhtala
                                              Senior Vice President, Operations,
                                                 and Chief Financial Officer



                                         By: /s/ Jenny Twaddle
                                             -----------------------------------
                                                       Jenny Twaddle
                                                   Corporate Controller

                                EXHIBIT INDEX


EXHIBIT
NUMBER                  DESCRIPTION
--------                -----------

27                      Financial Data Schecule