Form 10-Q
period 1999-06-30
SANTA CRUZ OPERATION INC
filed 1999-08-13
CIK 851560

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


                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999


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



Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    The number of shares outstanding of the registrant's common stock as of
                         June 30, 1999 was 33,569,371.


================================================================================

                         THE SANTA CRUZ OPERATION, INC.

                                    FORM 10-Q

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

                                TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION

        ITEM 1.FINANCIAL STATEMENTS                                                 PAGE
                                                                                    ----
               a)  CONSOLIDATED STATEMENTS OF OPERATIONS
                   FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 1999 AND 1998........1

               b)  CONSOLIDATED BALANCE SHEETS
                   AS OF JUNE 30, 1999 AND SEPTEMBER 30, 1998........................2

               c)  CONSOLIDATED STATEMENTS OF CASH FLOWS
                   FOR THE NINE MONTHS ENDED JUNE 30, 1999 AND 1998..................3

               d)  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS .......................4

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
               RESULTS OF OPERATIONS.................................................6



PART II.  OTHER INFORMATION


       ITEM 6. EXHIBITS.............................................................11



SIGNATURES..........................................................................12

                          PART I. FINANCIAL INFORMATION
                          ITEM I. FINANCIAL STATEMENTS


THE SANTA CRUZ OPERATION, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except earnings per share)

----------------------------------------------------------------------------------------------------------------------
                                                                   THREE MONTHS ENDED             NINE MONTHS ENDED
                                                                        JUNE 30,                     JUNE 30,
                                                                   1999          1998           1999            1998
                                                                      (UNAUDITED)                    (UNAUDITED)
----------------------------------------------------------------------------------------------------------------------
NET REVENUES                                                    $  57,060      $  25,241      $ 165,504      $ 123,278
COST OF REVENUES                                                   12,353         10,126         36,648         35,425
----------------------------------------------------------------------------------------------------------------------
      GROSS MARGIN                                                 44,707         15,115        128,856         87,853
----------------------------------------------------------------------------------------------------------------------
OPERATING EXPENSES:
   Research and development                                        10,265         10,157         30,442         31,327
   Sales and marketing                                             24,267         20,445         70,936         59,251
   General and administrative                                       5,691          4,626         16,041         13,480
----------------------------------------------------------------------------------------------------------------------
      Total operating expenses                                     40,223         35,228        117,419        104,058
----------------------------------------------------------------------------------------------------------------------
      OPERATING INCOME (LOSS)                                       4,484        (20,113)        11,437        (16,205)
OTHER INCOME (EXPENSE):
   Interest income, net                                               458            679          1,532          1,624
   Other income (expense), net                                        598            (53)         1,034             (4)
----------------------------------------------------------------------------------------------------------------------
      Income (loss) before income taxes                             5,540        (19,487)        14,003        (14,585)
   Income taxes                                                     1,005          1,482          2,520          2,759
----------------------------------------------------------------------------------------------------------------------
      NET INCOME (LOSS)                                             4,535        (20,969)        11,483        (17,344)
OTHER COMPREHENSIVE INCOME, NET OF TAX
   Foreign currency translation adjustment                            (26)           (46)          (879)           336
----------------------------------------------------------------------------------------------------------------------
      COMPREHENSIVE INCOME (LOSS)                               $   4,509      $ (21,015)     $  10,604      $ (17,008)
----------------------------------------------------------------------------------------------------------------------
      EARNINGS (LOSS) PER SHARE:
           Basic                                                $    0.13      $   (0.59)     $    0.33      $   (0.48)
           Diluted                                              $    0.13      $   (0.59)     $    0.32      $   (0.48)
----------------------------------------------------------------------------------------------------------------------
      SHARES USED IN EARNINGS (LOSS) PER SHARE CALCULATION:
           Basic                                                   33,951         35,611         34,351         36,018
           Diluted                                                 36,082         35,611         35,521         36,018
----------------------------------------------------------------------------------------------------------------------

          See accompanying notes to consolidated financial statements.

THE SANTA CRUZ OPERATION, INC.

                                                                      JUNE 30,      SEPTEMBER 30,
CONSOLIDATED BALANCE SHEETS                                             1999            1998
(In thousands, except for share data)                                (UNAUDITED)
------------------------------------------------------------------------------------------------
ASSETS
Current assets:
   Cash and cash equivalents                                           $  25,110       $  23,758
   Short-term investments                                                 28,772          27,318
   Receivables, net                                                       30,616          28,633
   Deferred tax assets                                                     3,487           3,487
   Other current assets                                                    5,336           8,052
------------------------------------------------------------------------------------------------
      Total current assets                                                93,321          91,248
------------------------------------------------------------------------------------------------
Property and equipment, net                                               12,617          12,929
Purchased software and technology licenses, net                           11,202          13,013
Other assets                                                              12,334          13,999
------------------------------------------------------------------------------------------------
         TOTAL ASSETS                                                  $ 129,474       $ 131,189
------------------------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Trade accounts payable                                              $   7,396       $   7,655
   Royalties payable                                                       6,458           5,062
   Income taxes payable                                                    2,936           1,876
   Accrued expenses and other current liabilities                         30,152          28,590
   Deferred revenues                                                      11,850          15,844
------------------------------------------------------------------------------------------------
      Total current liabilities                                           58,792          59,027
------------------------------------------------------------------------------------------------
Other long-term liabilities                                                9,060          12,027
------------------------------------------------------------------------------------------------
SHAREHOLDERS' EQUITY
   Common stock, no par value, net, authorized 100,000,000 shares
      Issued and outstanding 33,569,371 and 35,048,916 shares            102,855         111,972
   Accumulated other comprehensive income                                    413           1,292
   Accumulated deficit                                                   (41,646)        (53,129)
------------------------------------------------------------------------------------------------
      Total shareholders' equity                                          61,622          60,135
------------------------------------------------------------------------------------------------
         TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                    $ 129,474       $ 131,189
------------------------------------------------------------------------------------------------

          See accompanying notes to consolidated financial statements.

THE SANTA CRUZ OPERATION, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

------------------------------------------------------------------------------------------
                                                                      NINE MONTHS ENDED
                                                                           JUNE 30,
                                                                     1999           1998
------------------------------------------------------------------------------------------
                                                                         (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                  $ 11,483       $(17,344)
Adjustments to reconcile net income to net cash
     provided by operating activities -
      Depreciation and amortization                                   9,434         10,434
      Deferred tax assets                                                --           (153)
      Exchange gain                                                    (166)          (699)
Changes in operating assets and liabilities -
      Receivables                                                    (3,253)        22,925
      Other current assets                                            3,519         (1,048)
      Other assets                                                    1,224          2,045
      Royalties payable                                               1,397         (4,058)
      Trade accounts payable                                           (113)          (155)
      Income taxes payable                                            1,187          1,579
      Accrued expenses and other current liabilities                  2,932         (5,473)
      Deferred revenues                                              (3,968)          (163)
------------------------------------------------------------------------------------------
          Net cash provided by operating activities                  23,676          7,890
------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchases of property and equipment                            (4,773)          (602)
      Purchases of software and technology licenses                  (2,266)        (1,807)
      Sales of short-term investments                                20,576         21,725
      Purchases of short-term investments                           (22,029)       (22,252)
      Changes in other assets                                          (138)          (152)
------------------------------------------------------------------------------------------
          Net cash used for investing activities                     (8,630)        (3,088)
------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Payments on capital leases                                     (2,678)        (1,912)
      Net proceeds from sale of common stock                          1,690          1,064
      Repurchases of common stock                                   (10,806)        (7,525)
      Other long-term liabilities                                    (1,184)         2,003
------------------------------------------------------------------------------------------
          Net cash used for financing activities                    (12,978)        (6,370)
------------------------------------------------------------------------------------------
Effects of exchange rate changes on cash and cash equivalents          (716)           244
------------------------------------------------------------------------------------------
Change in cash and cash equivalents                                   1,352         (1,324)
Cash and cash equivalents at beginning of period                     23,758         23,225
------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                         $ 25,110       $ 21,901
------------------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash paid-
      Income taxes                                                 $  1,301       $  1,099
      Interest                                                          353            635
    Non-cash financing and investing activities-
      Assets recorded under capital leases                         $     21       $  3,623
      Assets written off against restructuring reserve                   --            568
------------------------------------------------------------------------------------------

          See accompanying notes to consolidated financial statements.

THE SANTA CRUZ OPERATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

1.  BASIS OF PRESENTATION

    In the opinion of management, the accompanying unaudited, consolidated statements of operations, balance sheets and statements of cash flows have been prepared in accordance with generally accepted accounting principles and include all material adjustments (consisting of only normal recurring adjustments) necessary for their fair presentation. The financial statements include the accounts of the Company and its wholly owned subsidiaries after all material intercompany balances and transactions have been eliminated. The Notes to Consolidated Financial Statements contained in the fiscal year 1998 report on Form10-K should be read in conjunction with these Consolidated Financial Statements. The consolidated interim results presented are not necessarily indicative of results to be expected for a full year. Certain reclassifications have been made for consistent presentation. The September 30, 1998 balance sheet was derived from audited financial statements, and is included for comparative purposes.

    For software arrangements entered into on or after October 1, 1998, the Company recognizes revenue in accordance with Statement of Position (SOP) 97-2, Software Revenue Recognition, as amended by SOP 98-9. SOP 97-2 supercedes SOP 91-1, Software Revenue Recognition, and requires that if an arrangement to deliver software or a software system does not require significant production, modification, or customization of software, then revenue should be recognized when persuasive evidence of an arrangement exists, delivery has occurred, the vendor's fee is fixed or determinable, and collectibility is probable. Accordingly, the Company will generally recognize license fee revenue upon product shipment provided there are no contingencies and collection is probable.

    Effective October 1, 1998 the Company has adopted the provisions of Statement of Financial Accounting Standards No. 130 (SFAS 130), Reporting Comprehensive Income. Accordingly, the total for comprehensive income as defined by SFAS 130 has been reported for the three months and nine months ended June 30, 1999 and 1998.

2.  EARNINGS PER SHARE (EPS) DISCLOSURES

    The Company calculates earnings per share in accordance with the provisions of Statement of Financial Accounting Standards No. 128 (SFAS 128), Earnings Per Share. SFAS 128 requires the presentation of basic and diluted earnings per share. Basic EPS is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS is computed giving effect to all dilutive potential common shares that were outstanding during the period. Dilutive potential common shares consist of the incremental common shares issuable upon the exercise of stock options for all periods. Basic and diluted earnings per share were calculated as follows during the three month and nine month periods ended June 30, 1999 and 1998:

(In thousands, except per share and option data)         Three Months Ended                  Nine Months Ended
                                                              June 30,                           June 30,
                                                       1999             1998               1999             1998
                                                    ----------------------------       ----------------------------
                                                                              (unaudited)
Basic:
    Weighted average shares                              33,951           35,611            34,351           36,018
    Net income (loss)                               $     4,535      $   (20,969)      $    11,483      $   (17,344)
    Net income (loss) per share                     $      0.13      $     (0.59)      $      0.33      $     (0.48)

Diluted:
    Weighted average shares                              33,951           35,611            34,351           36,018
    Common equivalent shares from
    stock options and warrants                            2,131                0             1,170                0
                                                    -----------      -----------       -----------      -----------
    Shares used in per share calculation                 36,082           35,611            35,521           36,018
                                                    -----------      -----------       -----------      -----------
    Net income (loss)                               $     4,535      $   (20,969)      $    11,483      $   (17,344)
    Net income (loss) per share                     $      0.13      $     (0.59)      $      0.32      $     (0.48)

Options outstanding at 6/30/99 and at 6/30/98
    not included in computation of diluted EPS
    because the exercise price was greater
    than the average market price                     1,608,397        9,530,455         2,381,153        9,530,455

Price range of options not used in
    diluted EPS calculation                         $6.00-12.00      $0.41-12.00       $5.13-12.00      $0.41-12.00


3.  RECENT ACCOUNTING PRONOUNCEMENTS

On December 31, 1998, the Accounting Standards Executive Committee issued SOP 98-9, Modification of SOP 97-2 Software Revenue Recognition. SOP 98-9 amends paragraphs 11 and 12 of SOP 97-2 to require revenue recognition using the "residual method" under certain circumstances. This statement is effective for transactions entered into for fiscal years beginning after March 15, 1998 and will be adopted by the Company in fiscal year 2000. Management does not anticipate that the adoption of this SOP will have a material impact on the Company's financial position or the results of its operations.

In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, (SFAS 133), Accounting for Derivative Instruments and Hedging Activities, which establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Management has not yet evaluated the effects of this change on its operations. The Company will adopt SFAS 133 as required for its first quarterly filing of fiscal year 2001.

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

RESULTS OF OPERATIONS

NET REVENUES

Net revenues for the three months ended June 30, 1999 increased 126% to $57.1 million from $25.2 million in the same period in fiscal 1998. For the nine months ended June 30, 1999, net revenues increased 34% to $165.5 million from $123.3 million for the nine months ended June 30, 1998. The positive trends in our business are directly related to the increasing importance of server-based computing. The stronger revenue performance across all geographies is attributable to factors including increased electronic licensing revenues and more contact with customers as a result of added sales resources. During this quarter in fiscal 1998, the Company reduced channel inventories and recorded a reserve against remaining channel inventory in connection with its preparations for electronic licensing and distribution. No one customer accounted for more than 10% of net revenues for the three and nine month periods ended June 30, 1999 and June 30, 1998.

International revenues continue to represent a significant portion of total net revenues comprising 56% of the revenues for the third fiscal quarter of 1999 and 50% for the same quarter in fiscal 1998.

COSTS AND EXPENSES

Cost of revenues as a percentage of net revenues decreased to 22% in the third quarter of fiscal 1999 from 40% in the same period of 1998. For the nine month periods ended June 30, 1999 and 1998, cost of revenues represented 22% and 29%, respectively. These decreases were due to reduced royalty rates and reduced technology costs coupled with the impact of stable fixed costs over higher unit sales volume. In addition, material costs continue to decline as a result of increasing e-commerce trade.

Research and development expenses increased 1% to $10.3 million in the third quarter of fiscal 1999 from $10.2 million in the comparable quarter of fiscal 1998, or 18% and 40% of net revenues, respectively. For the nine months ended June 30, 1999, research and development expenses decreased 3% to $30.4 million compared to $31.3 million for the same period in 1998. This represented 18% of net revenues in fiscal 1999 and 25% in fiscal 1998. The nine month spending decrease was primarily due to reduced staffing levels and reduced depreciation.

Sales and marketing expenses increased 19% to $24.3 million in the third quarter of fiscal 1999 from $20.4 million for the comparable quarter of the prior year. Sales and marketing expenses represented 43% of net revenues in the third quarter of fiscal 1999 and 81% in 1998. For the nine months ended June 30, 1999, sales and marketing expenses increased to $70.9 million (43% of net revenues) from $59.3 million (48% of net revenues) for the same period of the prior fiscal year. Added staffing as well as sales program costs that vary directly with increased sales drove the increase.

General and administrative expenses increased 23% to $5.7 million for the third quarter of fiscal 1999 from $4.6 million in the comparable quarter of fiscal 1998, representing 10% and 18% of net revenues, respectively. For the nine months ended June 30, 1999, general and administrative expenses increased 19% to $16.0 million, or 10% of net revenues, compared to $13.5 million, or 11% of net revenues, for the same period in 1998. Increased bonuses as a result of exceeding Company performance goals and higher legal costs all contributed to the change.

Other income consists of net interest income, foreign exchange gain and loss as well as other miscellaneous income and expense items. For the third quarter of fiscal 1999, other income was $1.1 million, compared to $0.6 million for the same quarter of fiscal 1998. For the nine months ended June 30, 1999, other income was $2.6 million as compared to $1.6 million for the same period in 1998. The growth in other income was primarily due to the gain on the sale of an investment position in a domestic channel distribution partner.

The provision for income taxes was $1.0 million for the third quarter of fiscal 1999 compared to $1.5 million for the same period of the prior fiscal year, and $2.5 million for the nine months ended June 30, 1999 compared to $2.8 million for the corresponding fiscal 1998 period. The tax provisions for the third quarter and nine month periods of the current and prior fiscal years resulted from foreign taxes paid and reflect the realization of certain U.S. deferred tax assets for which a valuation allowance was previously established.

Net income for the third quarter of fiscal 1999 was $4.5 million compared to a loss of $21.0 million for 1998. For the nine months ended June 30, 1999, net income was $11.5 million compared to a loss of $17.3 million in the same period in 1998.


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

Substantial portions of the Company's revenues are derived from sales to customers outside the United States. Trade sales to international customers represented 56% and 50% of total revenues for the third quarter of fiscal 1999 and 1998, respectively. A substantial portion of these international revenues are denominated in the U.K. pound sterling, and operating results can vary with changes in the U.S. dollar exchange rate for such currency. The Company's revenues can also be affected by general economic conditions in the United States, Europe and other international markets. The Company's operating strategy and pricing take into account changes in exchange rates over time. However, the Company's results of operations may be significantly affected in the short term by fluctuations in foreign currency exchange rates.

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

- produced an SCO Year 2000 White Paper detailing how the Year 2000 affects SCO products and what products are covered by the Year 2000 Date Processing Limited Warranty;

-   performed Year 2000 testing of all current SCO products;

- issued fixes for Year 2000 problems that we have detected in current SCO supported products;

- created a project team to maintain a consistent Year 2000 policy for our customers and to coordinate cross functional activities;

- created a Year 2000 committee to test, verify or upgrade internal systems and third party vendor software to insure continued operation of our infrastructure;

- established and maintained a website address for customer queries (http://www.sco.com/year 2000); and

- provided an email service where customers can subscribe to receive notice of Year 2000 information updates.

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

The Company believes that it has identified substantially all of the major computers, software applications, telephony equipment and other related equipment used in connection with its internal operations that must be modified, upgraded, or replaced to minimize the possibility of a material disruption to its business. The Company has commenced modifying, upgrading, and replacing major systems that have been identified as adversely affected, and expects to complete this process by fall 1999.

Further, the Company has initiated communications with third party suppliers of the major computers, software, and other equipment used, operated, or maintained by the Company to identify and, to the extent possible, to resolve issues involving the Year 2000. However, the Company has limited or no control over the actions of these third party suppliers. Thus, while the Company expects that it will be able to resolve any significant Year 2000 problems with these systems, there can be no assurance that these suppliers will resolve any or all Year 2000 problems with these systems before the occurrence of a material disruption to the business of the Company or any of its customers. Any failure of these third parties to resolve Year 2000 problems with their systems in a timely manner could have a material adverse effect on the Company's business, financial condition, and results of operation.

The Company expects to identify and resolve all Year 2000 problems that could materially adversely affect its business operations and products. The exposure on the product side is the cost of free software upgrades to many customers. However, management believes that it is not possible to determine with complete certainty that all Year 2000 problems affecting the Company have been identified or corrected. The number of devices and permutations are too numerous. The Company is prepared for the likelihood of a few operational inconveniences and diversion of attention from ordinary business. However, the Company feels confident that there will be no adverse material effect on the Company's business or results of operations.

YEAR 2000 CONTINGENCY PLANS

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

The discussion of the Company's efforts and management's expectations relating to the Year 2000 compliance include forward-looking statements. The Company's ability to achieve Year 2000 readiness and the level of incremental costs associated therewith, could be adversely impacted by, among other things, the availability and cost of programming and testing resources, vendor's ability to modify proprietary software, and unanticipated problems identified in the ongoing review.


LIQUIDITY AND CAPITAL RESOURCES

The Company's cash and short-term investments totaled $53.9 million at June 30, 1999, representing 42% of total assets. The nine month increase in cash and short-term investments of $2.8 million was primarily attributable to an increase in collections. As of June 30, 1999, the Company had available lines of credit of approximately $0.9 million under which the Company had $0.3 million in outstanding borrowings. The Company believes that its existing cash and short-term investments, funds generated from operations and available borrowing capabilities will be sufficient to meet its operating requirements for at least the next twelve months.

The Company's third quarter ended June 30, 1999 Days Sales Outstanding (DSO) was
48.3 days, a decrease of 4.9 days from the second quarter of fiscal 1999.

The Company is engaged in a systematic repurchase of the Company's Common Stock for the funding of its employee stock programs. Additionally, the Company is authorized to buy back up to 6,000,000 additional shares. As of June 30, 1999, 3,104,050 shares had been repurchased and retired under this non-systematic program.

                           PART II. OTHER INFORMATION

ITEM 6. EXHIBITS

(a)  Exhibits

       27      Financial Data Schedule.


ITEMS 1, 2, 3, 4 AND 5 ARE NOT APPLICABLE AND HAVE BEEN OMITTED.

                                   Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                        The Santa Cruz Operation, Inc.


        Date: August 12, 1999           By:     /s/ John W.  Luhtala
                                        ----------------------------------------
                                                  John W. Luhtala
                                           Senior Vice President, Operations,
                                              and Chief Financial Officer



                                        By:       /s/ Jenny Twaddle
                                        ----------------------------------------
                                                     Jenny Twaddle
                                                  Corporate Controller

                               INDEX TO EXHIBITS



Exhibit
Number                            Description
------                            -----------
  27                          Financial Data Schedule