Form 10-K405
period 1999-09-30
SANTA CRUZ OPERATION INC
filed 1999-12-28
CIK 851560

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------
                                    FORM 10-K

             [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1999


             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM _____________ TO _______________

                      ------------------------------------

                                COMMISSION FILE NUMBER 0-21484

                         THE SANTA CRUZ OPERATION, INC.
             (Exact name of registrant as specified in its charter)

                  CALIFORNIA                        94-2549086
         (State or other jurisdiction            (I.R.S. Employer
               of incorporation                 Identification No.)
               or organization)


            400 ENCINAL STREET, SANTA CRUZ, CALIFORNIA          95060
            (Address of principal executive offices)          (Zip Code)

        Registrant's telephone number, including area code (831) 425-7222

        Securities registered pursuant to Section 12(b) of the Act: NONE

           Securities registered pursuant to Section 12(g) of the Act:
           PREFERRED SHARE PURCHASE RIGHTS COMMON STOCK, NO PAR VALUE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. [Yes]   [X]   [No]

Registrant became subject to such filing requirements on May 25, 1993 as a result of its initial public offering.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form
10-K or any amendment [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of the Common Stock on December 15, 1999 as reported on the Nasdaq National Market was approximately $497,522,629. Shares of Common Stock held by each executive officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

   As of December 15, 1999, registrant had 35,045,770 shares of Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the 1999 Annual Report to Shareholders are incorporated by reference into Parts I, II and IV.

Portions of the definitive Proxy Statement dated on or about January 22, 2000 to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held February 22, 2000 are incorporated by reference into
                                   Part III.

================================================================================

                         THE SANTA CRUZ OPERATION, INC.

                                    FORM 10-K
                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1999
                                TABLE OF CONTENTS

PART I                                                                             PAGE NUMBER

        Item 1. Business                                                                1
        Item 2. Properties                                                             15
        Item 3. Legal Proceedings                                                      16
        Item 4. Submission of Matters to a Vote of Security Holders                    16
                Executive Officers of the Registrant                                   16

PART II

        Item 5. Market for Registrant's Common Stock and Related
                Stockholder Matters                                                    19
        Item 6. Selected Financial Data                                                19
        Item 7. Management's Discussion and Analysis of Financial Condition
                and Results of Operations                                              19
        Item 8. Financial Statements and Supplementary Data                            19
        Item 9. Changes in and Disagreement with Accountants on Accounting
                and Financial Disclosures                                              20

PART III

        Item 10. Directors and Executive Officers of the Registrant                    21
        Item 11. Executive Compensation                                                21
        Item 12. Security Ownership of Certain Beneficial Owners
                 and Management                                                        21
        Item 13. Certain Relationships and Related Transactions                        21

PART IV

        Item 14. Exhibits, Financial Statement Schedule and Reports
                 on Form 8-K                                                           22
        Signatures                                                                     24


                                     PART I

ITEM 1. BUSINESS

NOTE: This report contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's expectations only as of the date hereof. The Company undertakes no obligation to publicly release the results of any revision to these forward-looking statements, which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

INTRODUCTION

Founded in 1979, SCO went public on the Nasdaq Stock Exchange (Nasdaq: SCOC) in 1993. SCO is a global developer and provider of server software for networked business computing. The Company is the world's leading provider of UNIX(R) server operating systems, and creator of the award-winning Tarantella(R) software, which provides users with instant web-browser access to applications running on a wide range of networked servers, including mainframes, minicomputers, Windows(R) NT(TM), and UNIX System servers. SCO also provides a full range of Professional Consulting and Engineering Services for audits, deployment, and maintenance. SCO Professional Services are available for SCO OpenServer, UnixWare, Tarantella, Linux and Open Source systems.

SCO has 20 years of experience developing UNIX system, open system, and open source software. SCO owns the intellectual property for UNIX system technology and Tarantella web-enabling software. Headquartered in Santa Cruz, California, SCO has sales representatives in more than 80 countries. SCO products are sold and distributed worldwide by more than 15,000 resellers, distributors, systems integrators and computer manufacturers.

VISION AND MISSION: SERVER-BASED NETWORK COMPUTING

SCO's vision is that server-based network computing powers all enterprises. SCO's mission is to create, market, and support the server software that system builders choose for networked business computing.

IMPORTANCE OF SERVER-BASED NETWORK COMPUTING

A major drawback of today's PC-centric client/server model is the high cost of system administration, maintenance, and software updates. When businesses move to a server-based network computing model, they can administer and update client software from the server, saving inordinate amounts of time and money. Companies that adopt a server-based computing model can understand their customers better, reach wider potential markets, bring products to market faster, and improve their overall customer satisfaction levels.

COMPANY STRATEGY

SCO's business strategy is threefold: 1) to provide the leading UNIX server software for high-volume Intel processor based servers; 2) to web-enable existing and new applications with server-based software across multiple platforms; and 3) to provide technical expertise to companies via its Professional Services organization.

ADVANTAGES OF SCO SERVER SYSTEMS

Business-critical servers running SCO system software combine the best qualities of stand-alone PCs (personal productivity, ease of use and price-performance value) with the traditional strengths of UNIX System servers (business-critical applications, data management, security, and network administration). SCO servers feature the following performance characteristics to meet customer requirements: 1) support for business-critical, transaction-based applications,
2) capabilities for providing a permanent, auditable history of operations, 3) top performance and scalability at low cost, 4) support for multiple users performing multiple tasks, 5) high-level security, 6) reliability and manageability, 7) support for a wide range of client devices, including not only Microsoft Windows PC desktops and laptops, but also UNIX workstations, thin clients, and the browser-based network computers known as NCs, and 8) expert service and support.

BENEFITS TO CUSTOMERS

SCO products deliver four key advantages to customers:

- Server-based Computing - SCO server software makes it easier to deploy, secure, manage, and grow applications and information systems.

- Client Independence - SCO server software supports many kinds of client devices, so that businesses can choose the device that best suits a task.

- Evolutionary Systems - SCO server software protects current hardware and software investments while enabling businesses to adopt the latest technological advances.

- Global Services - SCO delivers the expert consulting, training, and technical support services that businesses worldwide require.

IMPORTANCE OF INTEL PROCESSORS

SCO has focused primarily on Intel processor based servers because of Intel's dominant position in the microprocessor-based computer market and the potential of Intel processor based servers in the growing market for server-based network computing. Intel processor based servers offer price-performance value that derives from their high volume, relatively low cost, and global availability from numerous competing system vendors. Industry analysts generally agree that, as Intel processor based servers continue to provide increasingly greater performance at an affordable price, they will increasingly displace the more costly RISC processor based servers that currently dominate high-end server environments.

SCO has supported each successive generation of Intel processors, beginning in 1983, delivering an extensive line of highly reliable and stable UNIX operating system products over the past 17 years. During that period, SCO has also developed optional layered and Internet software products for the Intel platform, as well as new Tarantella web-enabling software that runs on many different kinds of servers, including not only Intel processor based servers, but also RISC processor based servers.

The Company's extensive engineering capabilities and product enhancement programs support complex, networked business critical servers across the full range of Intel microprocessors, including the most recent Pentium, Pentium II and Pentium Pro(R) processors. Looking to the future, SCO and IBM are cooperatively developing a new high-volume enterprise UNIX System for Intel's next generation of 64-bit processors, the first of which is called Itanium(TM). SCO software is compatible with Intel processor based servers offered by virtually all of the major hardware vendors. Because SCO products support multiple processors and can execute multiple applications simultaneously, they are especially well suited for business critical servers that provide data access and business-critical applications to users throughout the enterprise.

IMPORTANCE OF UNIX OPERATING SYSTEMS

SCO bases its server operating system software on the UNIX System, which has been in use since the 1970s. The UNIX System is a native multi-user, multi-tasking technology that allows application programs to be separated from operating system tasks such as control of peripheral devices, communications, memory management and file management. This provides a standardized, protected environment in which the applications operate. This results in much higher reliability, because multiple applications and users cannot interfere with each other. It also simplifies application development because the operating system handles many complex functions that might otherwise have to be delegated to the application.

UNIX Systems are well known for their reliability, availability, scalability, and security features. Reliability and availability refer to the extremely high mean time between failures on UNIX Systems, and to the UNIX System's ability to "failover" to a backup system without shutting down operations. Scalability refers to the UNIX operating system's ability to scale easily up from uni-processor to multi-processor systems, including clustered systems of multiple processors each. Security refers to the UNIX

System's ability to resist access by unauthorized persons over a network, or over the Internet, for example. UNIX Systems from SCO meet US government-level C2 and B2 security requirements.

SCO believes that UNIX System technology is only the beginning of the solution, and that considerable value must be added to the basic technology to create a family of products that solve complex customer requirements for business critical servers. Business and government organizations are increasingly demanding adherence to standards-based open systems to protect their computing investment and avoid reliance on a single vendor's hardware or software. For such customers, the proprietary implementations of UNIX Systems that have in the past dominated the technical and scientific workstation market are unacceptable.

These proprietary versions of UNIX systems run on proprietary, RISC processor-based, hardware architectures that are more expensive than Intel processor based architectures. Because these versions of the UNIX System are tied to particular hardware vendors, they can lock customers into a long-term business relationship with a single vendor. Vendor lock-in can make it difficult for customers to introduce new technology from other vendors into their information systems without disrupting their current operations and having to replace hardware and software at great cost. Applications that run on these proprietary UNIX Systems usually come from the same vendor as well, or must be developed specifically for these proprietary systems. Business and government organizations require broad availability of third-party application software so that they can use predefined solutions and, to the extent possible, avoid having to develop custom applications. When custom applications are required, these customers need a development environment and tools that make it easier to produce and deploy these applications across multiple hardware architectures. In addition, these customers require a high level of support, including consulting services and training, as well as continual product enhancements to incorporate new technology and industry standards.

This is why SCO has committed itself to building its systems on open system technologies (standards-based technologies that support multiple hardware and software systems in a networked environment) that run on Intel processor based servers. SCO has a long tradition of integrating leading-edge technologies from other vendors into its own UNIX operating systems, providing customers with best-of-breed solutions. In addition, SCO acquired ownership of UNIX System technology in fiscal year 1996 from Novell Corporation, which had earlier acquired it from AT&T's UNIX System Laboratories, the original developer. SCO therefore now controls the source UNIX system technology, enabling the Company to continue developing new versions of the UNIX System for high-volume Intel processor based systems that compete successfully against proprietary RISC based systems on performance and price. Because these Intel processor based servers are available from multiple hardware vendors around the world, customers preserve their freedom to choose their system providers.

TARGET MARKETS

The Company targets three major market segments: (1) primary information systems for small and medium-sized businesses, (2) replicated systems for use in distributed information systems in medium-sized and large organizations, including Fortune 1000 Corporations, and (3) business-critical enterprise servers for large and medium-sized businesses. Key targeted industries include retail and telecommunications.

The Company continues to drive the Small and Medium Business (SMB) market forward with new products, such as SCO OpenServer Release 5.0.5, which incorporates the latest Internet and multimedia technologies, and the new UnixWare 7 Business Edition. Many of today's largest retail chains, with numerous replicated sites, depend on SCO OpenServer to run their day-to-day operations.

For enterprise environments, SCO delivers high-end editions of UnixWare 7 and UnixWare 7 NonStop Clusters.

Meanwhile, SCO is also accelerating its growth into the enterprise computing market with Tarantella. Tarantella provides virtually any client device on the network with secure, Web browser access to any server application on the network.

INTEGRATING WINDOWS PCS AND DIVERSE CLIENTS WITH UNIX SERVERS

SCO intends to provide the best server for Network Computing, which means providing the best server for a wide range of client devices, including not only Microsoft Windows PC desktops and laptops, but also UNIX workstations, Xterminals, character-based terminals, and network computers or NCs. The goal of this strategy is to enable organizations to take full advantage of cost-effective client devices that can run the new Java-based applications and exchange information across the Internet and corporate intranets.

SCO continues to support its Windows Integration strategy. The four cornerstones of this strategy are solutions for: connectivity between SCO servers and Windows desktops; manageability of Windows desktops from SCO servers; the ability to take advantage of users' Windows skills by making SCO UNIX System applications appear and behave like those on Windows; and interoperability between Windows and UNIX System applications. SCO provides a full line of Windows Integration Products, called the SCO Vision 2K Suite.

In addition, SCO offers Tarantella, the Company's web-enabling software. Tarantella enables customers to deliver both new and existing applications to any Java technology-enabled client. These applications include Windows, UNIX system, and mainframe applications. The clients can be palmtop devices, Web TV, a mobile phone, a NC, a character terminal or a PC.

SUPPORTING A WIDE RANGE OF APPLICATIONS

Because purchase decisions are often driven by the availability of applications, SCO has positioned its products as a strategic platform for developers of business applications. Developers write software compatible with SCO's products because of SCO's leadership in the UNIX market for Intel processor-based computers and its support for a wide range of hardware vendors. Applications written for the SCO environment run on over 2,700 types of computers and peripherals, and can be readily ported to proprietary or other RISC-based UNIX systems, thus expanding the market opportunity for the developer. SCO places particular emphasis on ensuring that SCO business critical servers provide optimal support for the leading client/server applications, the new Java system-based applications, and the leading relational database management systems. Major software vendors that offer application software for the SCO environment include Banyan, Computer Associates, Informix, Lotus, Microsoft, Oracle, Novell, Progress, and Sybase. In total, over 15,000 independent software vendors (ISVs), representing over 15,000 business-critical applications support SCO UNIX Systems.

DELIVERING COMPREHENSIVE SUPPORT SERVICES

SCO continues to expand its delivery of support services to meet the needs of customers using complex, multivendor computer systems. The Professional Services division of SCO offers a series of Linux-related services to help enterprise customers evaluate and manage the cost, benefits and risk of Open Source technologies. These new services are part of SCO's ongoing strategy to fully support the increasingly popular network computing model, which favors heterogeneous client devices and application environments from multiple vendors.

SCO also works closely with resellers and OEMs to offer channel-delivered support programs to meet the needs of customers in its target markets. SCO Services offerings include a range of telephone support options, a CD-based SCO Support Library, on-line services, and high-level consulting and engineering services. These flexible services give customers a choice of support plans and pricing models. In addition, comprehensive education and training programs for resellers and end users are available though the Company's Advanced Education Centers. Information on these programs is available on the Services and Support page of the SCO Web site (www.sco.com).

PROVIDING TRUE OPEN SYSTEMS PRODUCTS

Because customers are increasingly reluctant to be restricted to a single computer vendor, the Company has designed its software products to support industry-accepted open systems standards. Open systems are those systems which conform to established industry standards such as I20, XPG-4, Spec 1170, DCE and OSF/Motif(R) from The Open Group, POSIX(R) from IEEE, Federal Information Processing Standard (FIPS) from the National Institute of Standards (NIST), and Internet standards. SCO continuously works with standards organizations such as The Open Group to assure continued conformance to open systems standards. Industry standards may be established by organizations composed of vendors, by government agencies, by academic institutions, or by market acceptance. Industry standards typically are based on specifications that allow competing implementations. Because these standards are open, competitors can readily access the technology to include in their products. Industry standards offer the customer a cost-effective computing solution by providing a high degree of compatibility and interoperability among hardware, software, network and peripheral products. Based on published directories listing vendors and applications, the Company believes there are currently over 15,000 business-critical software solutions compatible with SCO's products.

DISTRIBUTING PRODUCTS WORLDWIDE

In contrast to operating system software for stand-alone PCs and small networks, system software for business critical servers requires sophisticated distribution and support. Over the past 16 years, SCO has developed a highly trained, multi-tiered, value-added distribution and support infrastructure. This worldwide network includes over 15,000 resellers and distributors. These parties implement and support specific solutions for corporate, government and smaller business customers by integrating SCO's products with those of other vendors. SCO and its distribution network work together to provide comprehensive support services ranging from engineering and consulting services to technical support and training and education.

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

EXECUTING GLOBAL STRATEGY

The Company's products are designed to support customers throughout the world, with local language versions available for Europe, Asia, and Latin America. SCO maintains sales, distribution and representative offices throughout the world including those in the U.K., France, Germany, Italy, Denmark, India, Australia, Singapore, Japan, Canada, Hong Kong, China, Mexico, and throughout the U.S. In addition, the Company has established design and development centers in the U.K. and the U.S. to meet company-wide and local product development requirements.

BRIEF HISTORY OF SCO PRODUCTS

- 1983 - SCO(R) XENIX(R) System V, a packaged version of the UNIX(R)operating system.

- 1985 - SCO XENIX 286, its first operating system for the 32-bit Intel(R) microprocessor environment.

-       1987 - SCO XENIX 386.

- 1989 - SCO UNIX System V/386, its first UNIX trademarked commercial product for Intel processor based platforms.

-       1990 - SCO Open Desktop(R), a graphical version of SCO UNIX System
        V/386.

- 1993 - SCO OpenServer(TM) software family, a complete line of advanced server.

- 1993 - SCO Open Desktop family, a complete line of advanced workstation (client) operating systems.

- 1995 - SCO OpenServer family, which integrated SCO OpenServer and SCO Open Desktop product lines.

- 1995 - SCO Vision family of client-integration products, which integrate Windows(R) PCs with UNIX servers from all major UNIX system vendors.

- 1995 - SCO created an Optional Services Products division which provides middleware to enhance the capabilities of SCO OpenServer Systems, as well as UNIX Servers from other vendors.

- 1995 - SCO acquired the UnixWare(R)product line and UNIX system technology from Novell, Inc.

-       1997 - Tarantella web-enabling software.

-       1998 - UnixWare 7 Operating System.

- 1998 - SCO joined with IBM to begin developing new high-volume enterprise UNIX System for 64-bit processor servers, called "Project Monterey." This product line is designed to run on Intel IA-32, Intel IA-64 and IBM microprocessor systems that range from entry-level servers to large enterprise environments.

- 1999 - UnixWare 7 Release 7.1 Operating System, featuring SCO's new Webtop technology based on Tarantella software.

- 1999 - New series of Linux-related Professional Services offerings to assist enterprise customers evaluate and manage the cost, benefits and risk of Open Source technologies.

CURRENT PRODUCTS

The Company offers three categories of products: (1) UNIX server operating system products, which include optional server products, (2) Tarantella software, and (3) SCO Vision 2K Suite.

UNIX SERVER OPERATING SYSTEM PRODUCTS

UNIXWARE 7

UnixWare(R) 7 has been built from the ground up to support distributed network computing on cost-efficient Intel(R) processor-based servers. Running on the new generation of "enterprise-class" Intel processors, UnixWare 7 delivers a new level of power, value and versatility to businesses of all sizes. Now customers can dramatically simplify and increase their business operations and better understand their customers' to gain a powerful competitive advantage in their markets. UnixWare 7 is supported by leading enterprise application vendors, and backed by more enterprise hardware manufacturers than any other UNIX server environment. As an applications server, UnixWare 7 provides all of the facets of business critical computing, including built-in security, reliability, and fault tolerance on a standard, cost-effective, and high-performance Intel single- or multi-processor hardware platform.

UnixWare 7 features the industry's first integrated Webtop, based on the award-winning SCO(R) Tarantella(TM) technology. Now applications can be instantly Web-enabled, taking businesses swiftly into the Internet age.

UnixWare 7 NonStop Clusters greatly extends the record-breaking availability and scalability of the UnixWare 7 operating system by creating a computing environment made up of nodes (individual servers) that communicate via a high-speed interconnect. These "clusters" of nodes enable massive scaling of applications and provide a reliable fail-over environment should one of the nodes become disabled.

UNIXWARE 7 EDITIONS

UnixWare 7 Base Edition - Base-line services for building dedicated or specialized server environments, such as telecommunications equipment and other embedded systems. It also excels as a powerful graphical workstation.

UnixWare 7 Business Edition - For small businesses or workgroups requiring file and print services, reliable access to diverse applications, and the ability to expand system capability as the organization grows.

UnixWare 7 Departmental Edition - For departmental servers in medium or large organizations to run applications and reliably share business critical information with any client including PCs, NCs, terminals and any Java-enabled browser client.

UnixWare 7 Enterprise Edition - For medium-to-high-end enterprise servers to run large-scale business applications and databases for decision support and on-line transaction processing.

UnixWare 7 Data Center Edition - For the highest-end multi-purpose servers demanding 24x7x365 availability, supporting hundreds or thousands of end-users by supplying access to a wide range of applications from a variety of clients.

UNIXWARE 7 NONSTOP CLUSTERS RELEASE 7.1

UnixWare 7 NonStop Clusters provide totally dependable access to your business-critical data and applications. UnixWare 7 NonStop Clusters software links individual "nodes" - whole computers, each running its own copy of the operating system - such that they act and appear as a single system. If one node goes down, or if an application fails on a particular node, processes are actively migrated and resumed. If a node needs to be taken off-line, for maintenance or upgrading, the rest of the cluster continues to service its users. Other nodes in the cluster take care of new connections or instances of applications. In this way, downtime, planned or unplanned, is eliminated.

UNIXWARE 7 ReliantHA 1.1

UnixWare 7 ReliantHA extends the high performance, Reliability, Availability and Scalability (RAS) characteristics of the UnixWare 7 server operating system editions to provide continuous monitoring and fault detection of applications, resources and entire nodes. In the event of a failure, automated recovery scripts are initiated to enable rapid or transparent restoration of services, depending on the application.

PROJECT MONTEREY - THE HIGH-VOLUME ENTERPRISE UNIX PLATFORM

SCO has joined with IBM, with support from Intel, to deliver the leading high-volume, enterprise UNIX system for the 21st century. With more OEM backing than any other commercial UNIX system being developed for Intel's forthcoming Itanium(TM) 64-bit processor, Project Monterey continues to gain ISV support and customer acceptance as the next UNIX system standard. As part of Project Monterey, IBM supports UnixWare 7 as its standard commercial UNIX for Intel IA-32 environments, further enhancing SCO's overall market visibility (see www.projectmonterey.com).

SCO OPENSERVER

The SCO OpenServer system is today's leading UNIX server operating system for Intel processor-based platforms. Businesses use SCO OpenServer systems to simplify and speed business operations, better understand and respond to their customers' needs, and achieve a competitive advantage. SCO OpenServer systems are exceptional at running multi-user, transaction-based DBMS and business applications, communications gateways, mail and messaging servers in both host and client/server environments. SCO OpenServer Release 5 combines minicomputer-level reliability and availability with the Intel platform's exceptional price/performance, value and flexibility. Unlike other advanced operating systems, SCO OpenServer Systems revolutionize business productivity without obsoleting existing business critical systems, applications or data. Designed expressly for business critical computing, SCO OpenServer systems deliver what today's organizations are seeking-exceptional value and price/performance, extensible networking with existing LANs and WANs, easy integration with Windows desktops, built-in Internet access and services, simplified administration and management, and outstanding scalability for long term growth.

BASE SCO OPENSERVER OPERATING SYSTEMS

SCO OpenServer Enterprise System - In addition to the critical business applications, SCO OpenServer Enterprise System reliably provides a variety of network services including file and print services for both UNIX(R) and Windows systems, E-Mail services, web services, Internet connectivity, and calendar services.

SCO OpenServer Host System - The SCO OpenServer Host System is an excellent platform for delivering highly reliable, non-networked multi-user solutions.

SCO OpenServer Development System - The SCO OpenServer Development System is comprised of a core set of development tools that can be easily augmented with over 200 third-party products to create the most robust and efficient development environment.

SCO OpenServer Desktop System - The Desktop System excels at running client-side, transaction-based applications, accessing databases and networked information, and providing file/resource sharing and communications across a range of peer, server and host environments.

SCO OPTIONAL SERVICES PRODUCTS

SCO Optional Services Products provide enhancements to extend the SCO OpenServer or UnixWare 7 product standard configurations with services that support customers' unique environment and needs.

SCO OPTIONAL SERVICES PRODUCTS FOR UNIXWARE 7

NetWare Services 4.10 - With NetWare Services a UnixWare application server can easily and transparently be accessed by NetWare clients, enabling seamless integration into existing Novell environments.

SCO Advanced File and Print Services - SCO Advanced File and Print Server 4.0 enables enterprise-wide, scalable file and printer sharing with PCs running Microsoft Windows 95, Windows 98, Windows NT, Windows 3.x, OS/2 and MS-DOS.

SCO Merge - SCO Merge runs Windows and DOS applications on SCO OpenServer and UnixWare 7 systems. Windows 95,Windows 3.1, and DOS applications run simultaneously with business critical UNIX applications. A common filesystem allows Windows, DOS, and UNIX users to share data. Windows, DOS, and UNIX users simultaneously share printers and other standard PC peripherals.

SCO VisionFS - SCO VisionFS for UnixWare 7 and SCO OpenServer provides high-performance robust SMB file and printer sharing from UNIX(R) Systems to PC clients running Windows, and provides basic access to server applications.

SCO ARCserveIT6.6 from Computer Associates - A comprehensive, network backup, restore and data management system for enterprise networks. It is an ideal system for managing the backup of large servers and heterogeneous networks.

UnixWare 7 Online Data Manager - This is a cost-effective, enterprise-class storage management solution for high availability and online volume management. It provides software RAID Levels 0, 1, 5, 10 (striping, mirroring, striping distributed parity and striped mirroring) as well as disk spanning capabilities.

UnixWare 7 Disk Mirroring - UnixWare 7 Disk Mirroring provides increased data availability by providing fault tolerance against failures and faster access via software RAID Level 1 (simple disk mirroring).

SCO OPTIONAL SERVICES PRODUCTS FOR SCO OPENSERVER 5

SCO Advanced File and Print Server - Seamless Integration of UNIX Servers and Windows. The SCO Advanced File and Print Server, when used with SCO OpenServer Release 5, creates a UNIX system based network operating system that allows file and printer access to PCs running Microsoft Windows 95, Windows NT, Windows 3.x, OS/2(R), and MS-DOS.

SCO ARCserve/Open from Cheyenne - Multi-platform Network Backup and Restore. - ARCserve/Open is an easy-to-use, high-performance, comprehensive data management tool for enterprise networks. ARCserve/Open provides the robust feature set that administrators require and the simplicity necessary for end-users to do their own backups.

SCO Doctor and SCO Doctor for Networks(TM) - The SCO Doctor and SCO Doctor for Networks are advanced systems management tools that address the many UNIX system configurations in use today. SCO Doctor incorporates advanced process monitoring, accurate diagnosis and automatic problem correction. Notification of alerts can be communicated to the administrator via pop-ups on the Doctor console, the built-in pager support, or by e-mail notices. Alerts, in turn, invoke intelligent action programs to automatically correct the problem or notify the system administrator that intervention is required.

SCO Merge - SCO Merge runs Windows and DOS applications on SCO OpenServer and UnixWare 7 systems. Windows 95,Windows 3.1, and DOS applications run simultaneously with business critical UNIX applications. A common filesystem allows Windows, DOS, and UNIX users to share data. Windows, DOS, and UNIX users simultaneously share printers and other standard PC peripherals.

SCO VisionFS - SCO VisionFS for UnixWare 7 and SCO OpenServer provides high-performance robust SMB file and printer sharing from UNIX(R) Systems to PC clients running Windows, and provides basic access to server applications.

TARANTELLA

Tarantella is software that provides centralized deployment and management of server-based applications. It is designed for IT professionals who need to provide users with instant access to applications and services, and provides centralized deployment and management of server-based applications. Unlike some competing products, (for example, Citrix products) Tarantella enables centralized management of application access.

Tarantella uses standard protocols and leverages Internet standards. It is a non-invasive technology, and has a customizable Webtop. A low-risk, drop-in solution, Tarantella continually monitors and optimizes performance and provides a single access point for all of a user's applications.

Tarantella dramatically lowers the total cost of ownership by supporting hardware and software already in use, by eliminating the cost of installing software on clients, and by providing centralized system administration. With Tarantella, organizations can move their current applications onto the network without rewriting code or disrupting their current operations.

SCO VISION2K SUITE

The SCO Vision2K Suite includes powerful and extensible Windows to UNIX Systems integration products, providing a "best of both worlds" solution - the reliability and scalability of UNIX Systems and the plug-and-play ease of Microsoft Windows. These products are available and optimized for all Windows platforms, including 3.1, NT, Windows 95, and Windows 98. It's also available on many UNIX platforms, including Sun Solaris, HP-UX, IBM AIX, UnixWare and SCO OpenServer.

SCO Vision2K - Bringing together Windows, UNIX and the Internet - SCO Vision2K is a new generation of best of breed Windows to UNIX integration products. Going beyond simply accessing UNIX applications, SCO Vision2K adopts the principles of centralized management, server deployment and Internet integration and cuts the cost of ownership of your existing PC networks. Individual products offer Windows access to X applications (SCO XVision Eclipse) and character-based applications (SCO TermVision) server-based file and print sharing (SCO VisionFS) and database connectivity (SCO SQL-

Retriever). Together they form a tightly integrated suite that meets all your Windows to UNIX connectivity needs.

SCO SuperVision - Remote Management of Windows Desktops - SCO(R) SuperVision(TM) is supplied with SCO XVision Eclipse, SCO TermVision and SCO SQL-Retriever. It provides centralized management functionality. From a central location, system administrators can make configuration changes or control which applications users have access to and then distribute updates from a UNIX server to a large community of PCs in a single stroke. These changes can be made immediately, on demand or the next time the PC is connected to the network. SCO SuperVision also works over modem links allowing administrators to manage remote users just as easily as those on the LAN.

SCO VisionFS - Server-Based File and Print Services - SCO VisionFS(TM) provides Microsoft file and print services from any UNIX server (HP, Sun, IBM, Digital, SCO, etc.) to Windows PCs. It makes a UNIX server appear like any other Windows machine on the network. No software has to be installed on the PC to allow access to files and printers on the UNIX server. Using the SCO VisionFS smart server approach delivers dramatic cost savings in installation, administration and maintenance of PCs, compared to NFS client solutions.

SCO TermVision - The Business Critical Terminal Emulator - SCO(R) TermVision(TM) is a powerful 32-bit terminal emulation package which presents UNIX character-based applications, files and services in Windows terms for Windows users. SCO TermVision increases efficiencies, flattens the learning curve and reduces administration overhead with a combination of highly configurable emulators, secure and intelligent communications, and facilities for remote administration.

SCO XVision - The Transparent PC X Server for Microsoft Windows - SCO(R) XVision(R) Eclipse is a proven 32-bit PC X server that exploits the strengths of Windows(R) and the UNIX(R) system to give fast, intuitive access to X applications. It is Internet ready and delivers X applications across the enterprise via the intranet. SCO(R) XVision(R) Eclipse 3D is used for displaying 3D imaging applications on a Windows PC.

SCO SQL-Retriever - ODBC Middleware for Simultaneous Access to Multiple Databases - SCO(R) SQL-Retriever(TM) is an Open Database Connectivity (ODBC) middleware product designed to provide simultaneous access to a range of UNIX databases. SCO SQL-Retriever also supports the Java Database Base Connectivity
(JDBC) protocol, for full access to databases across Internet/intranet networks. With SCO SQL-Retriever users can link Windows spreadsheets, development tools, report writers or Windows databases with all popular UNIX databases. PC users can take advantage of Windows productivity tools to present their text-based databases with all popular UNIX databases. PC users can take advantage of Windows productivity tools to present their text-based database information in a more flexible way. Developers can use SCO SQL-Retriever to create distributed applications working with multiple hosts and databases without needing to buy proprietary database tools for each.

Premier Motif - The Business Critical Motif - Premier Motif, which provides Windows management technology, is a complete service for Motif developers including software and support. SCO ensures that users invest their time in developing applications rather than debugging or developing Motif itself. Premier Motif has developed from over four years' experience as the world's leading third party Motif supplier. Premier Motif focuses on providing the highest quality Motif libraries, refining and enhancing OSF/Motif and ensuring a robust and portable development base. SCO has taken OSF/Motif and added numerous enhancements, many not found in any other vendor's Motif implementation.

SALES AND DISTRIBUTION

SCO has developed a highly trained and diverse sales and distribution channel of over 15,000 resellers and distributors. These channel partners are selected for their expertise and experience. In some cases, the contractual arrangements require minimum purchases and are generally terminable by either party. The Company permits selected resellers to return a limited amount of product for stock balancing, provided a new equivalent order is received. In the event the Company reduced product prices, the Company's standard terms for these resellers provide credit for inventory ordered in the previous 180 days, which can be applied against future purchases. The Company, as a matter of policy, does not allow product returns for a refund. In the third fiscal quarter of 1998, the Company made a decision to eliminate channel inventories and record a reserve for the return of remaining channel stock in connection with its preparations for electronic licensing and distribution. This decision adversely affected the Company's operating results for fiscal 1998. During the third fiscal quarter of 1997, the Company reduced its channel inventory across all product lines resulting in reduced revenues. There can be no assurance that stock balancing and exchanges in the future will not adversely affect the Company's operating results. The SCO sales and distribution channels focus on three major customer groups.

Small and Medium-Sized Businesses (SMB). SCO works with VARs and authorized resellers, which develop and/or sell business solutions to small and medium-sized businesses.

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

Government Customers. SCO also has a dedicated account team that manages the relationships with government agencies in the U.S., while Government sales outside the U.S. are managed by SCO regional management or by OEMs, major distributors or major resellers.

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

Technical Support - includes a variety of support offerings including online support through the World Wide Web, a dial-up bulletin board and varying levels of telephone support for channel partners and corporate accounts;

Educational Services - includes courseware and instruction guides provided to approximately 140 Authorized Education Centers, which in turn provide training and education materials to both end users and resellers in local languages;

Consulting Services - consists of direct assistance, including on-site technical personnel for extended assignment, and integration, implementation and deployment of applications on SCO platforms for branch automation and other large business environments;

Developer Services - includes technical advisory and support services as well as access to early product releases for application developers; and

Engineering Services - consists of engineering personnel who assist OEMs to port and support SCO products on their hardware platforms.

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

PRODUCT DEVELOPMENT

Since its inception, the Company has focused considerable resources on the development and integration of UNIX systems and open systems software technologies and standards for Intel processor-based computers. SCO has developed skills in operating systems, user interfaces, networking, porting and applications software support. The Company's development strategy is based upon utilizing and building upon technologies it owns, such as UNIX Systems technologies as well as products already available in the marketplace. In December of 1995, SCO purchased the UNIX Systems technologies from Novell Inc. and is now a primary driving force behind this open systems platform.

During the third quarter of fiscal 1997, SCO integrated the efforts of its various development teams to deliver the features and functionality businesses expect from SCO systems faster and more efficiently.

SCO devotes considerable resources to ongoing product testing and quality assurance to support product reliability. The Company believes that its abilities to integrate product technologies, to incorporate a wide variety of standards into its products, and to continue to offer enhancements to its existing products are essential to maintaining its competitiveness in the marketplace. SCO has introduced development tools, which allow developers to write applications which take advantage of the increased power of the ongoing Intel family of processors, including the Pentium, Pentium II, Pentium Pro(R) and the forthcoming 64-bit Itanium processor. In addition, the Company now offers localized versions of its core business critical servers, including SCO UnixWare products in English, French, Italian, German, Spanish, and Japanese, and SCO Open Server products in French, German, Chinese and Japanese.

SCO has taken strong steps to mitigate operating system date processing errors that might occur with the onset of the Year 2000 (Y2K). SCO has:

- made ongoing updates of information and resources available at its Year 2000 website (www.sco.com/year2000);

- issued a Year 2000 Date Processing Limited Warranty for Designated Software that defines how we expect our products to perform when processing dates in the Year 2000;

- produced an SCO Year 2000 Whitepaper detailing how Year 2000 affects SCO products and what products are covered by the Year 2000 Date Processing Limited Warranty;

-       performed Year 2000 testing of all currently offered SCO products;

- issued fixes for Year 2000 problems that have been detected in currently SCO supported products;

- created a project team to maintain a consistent Year 2000 policy for our customers and to coordinate cross functional activities;

- created a Year 2000 committee to test, verify or upgrade internal systems and third party vendor software to insure continued operation of our infrastructure;

- provided an email service where customers can subscribe to receive notice of Year 2000 information updates;

-       developed an on-line Year 2000 Discussion Forum newsgroup; and

- developed a Year 2000 support coverage schedule advertising our services and the mechanism for accessing this schedule.

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

The client integration development teams are responsible for SCO's "Windows integration" and "any-client integration" products and services. SCO's strategy is to integrate almost any client with almost any UNIX server. The teams build the SCO Vision2K Suite of products, and develop Tarantella products, which extend SCO's "any-client" proposition to server-centric environments.

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

The Company anticipates new releases of products in the fiscal year ending September 30, 2000. There can be no assurance that such new releases will not be affected by technical problems or "bugs", as is common in the software industry. Furthermore, there can be no assurance that these or other future product introductions will not be delayed. Delays in the availability, or a lack of market acceptance, of new or enhanced products could have an adverse effect on the Company's business. There can be no assurance that product introductions in the future will not disrupt product revenues and adversely affect operating results.

COMPETITION

The market for operating systems is very competitive and rapidly changing. The Company encounters significant competition from a limited number of direct competitors including Microsoft, Novell, IBM and Sun Microsystems, which offer hardware-independent multi-user operating systems for Intel platforms, and from OEMs such as Hewlett-Packard, IBM, Olivetti and Sun Microsystems, which offer their own versions of the UNIX System on a variety of RISC and Intel CPU-based hardware. Competition from companies selling versions of the Linux Operating System has also increased. Many hardware competitors also offer SCO's system software products, either through direct OEM agreements or indirectly through the various distribution channels used by the Company.

Competitive systems not based on Intel microprocessors are offered by Hewlett-Packard, IBM, and Sun Microsystems, among others. These systems are sold with operating system software which is based upon the UNIX System and offer many of the benefits of the Company's products. The Company also expects to receive increasing direct competition on the Intel platform from OEM versions of the UNIX System and from such hardware-independent operating systems as Microsoft Windows NT and SunSoft's Solaris for Intel. The Company expects Microsoft Windows NT (server and workstation) to continue to offer significant and increasing competition to UNIX System products, including SCO products. Many of these competitors and potential competitors have significantly greater financial resources, more technical personnel and more extensive marketing and distribution capabilities than the Company. The major factors that affect the competitive market for the Company's products include product reliability, availability of user applications, compliance with industry standards, ease of use, networking capability, breadth of hardware compatibility, quality of support and customer services, product performance and price.

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

The Company's products are offered primarily for multi-user computer environments on Intel servers. The market for Microsoft Windows on personal computers for personal productivity is substantially larger than the market for UNIX Systems on Intel computers. Because the Company competes in a smaller market than the personal productivity market addressed by Windows, the Company's potential for future growth will depend in part on the extent to which the UNIX market continues to grow. The existence of a number of different versions of UNIX operating systems may have adversely affected the growth of the UNIX market compared to alternative operating systems. However, the emergence of such technologies as the Internet, the World Wide Web, Java, network computers and the TCP/IP networking protocol as de facto industry standards has helped strengthen the position of UNIX system as an operating system that functions consistently across a broad range of hardware platforms and computing architectures such as Host, Client/Server and the server-centric model. In addition, SCO is working with The Open Group, a major international standards group, to support the implementation of standard application programming interfaces (APIs) that will support applications compatibility across different versions of UNIX systems. To date, SCO and other major UNIX vendors have adopted varying schedules for compliance with these API specifications, and there can be no assurance this effort will be successful.

SCO's Tarantella product faces competition from products using technologies to deploy applications, such as terminal emulation, compression systems, virtual private networks, and also faces competition from products taking a similar approach to web-enabling applications. These include offerings from companies such as WRQ, Hummingbird and Graphon. In addition, products that deploy Windows applications only can be configured with additional functions such as terminal emulators to provide functional behavior similar to that of Tarantella. These products include CITRIX, NCD WinCenter, and Microsoft Windows Terminal Server. SCO is targeting Tarantella products and services into the enterprise market where SCO does not have a strong range of partners and where the SCO brand is little known, making alternative suppliers a competitive threat. SCO's Tarantella products run on Solaris, AIX, HP/UX and other UNIX operating systems, and therefore are dependent on continued use of these products in the target markets. Tarantella aims to support many different server types and client types, but it is possible that client or server vendors could "close" access to their products to prevent customers from using Tarantella.

PROPRIETARY RIGHTS

The Company attempts to protect its software with a combination of copyright, trademark, and trade secret laws, employee and third party nondisclosure agreements, license agreements, and other methods of protection. Despite these precautions, it may be possible for unauthorized third parties to copy certain portions of the Company's products or reverse engineer or obtain and use information the Company regards as proprietary. While the Company's competitive position may be affected by its ability to protect its intellectual property rights, the Company believes that trademark and copyright protections are less significant to the Company's success than other factors, such as the knowledge, ability, and experience of the Company's personnel, name recognition, and ongoing product development and support.

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

EMPLOYEES

As of September 30, 1999, the Company had 1,207 employees, including 359 in product development, 454 in sales and marketing, 151 in customer support services, and 243 in finance, manufacturing and distribution services and administration.

The Company's success depends in part on its executive officers, none of which are subject to long-term employment contracts. The loss of any current executive officer could adversely affect the Company's business. The success of the Company also depends in part on its ability to attract and retain qualified technical, managerial, and marketing personnel. Competition for such personnel is intense in the software industry and there can be no assurance that the Company will be successful in attracting and retaining such personnel.

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

The Company's field operations occupy leased facilities in 12 locations in the United States. In addition, the Company's subsidiaries and sales and representative offices in France, Germany, Italy, Spain, Sweden, Denmark, Singapore, Australia, China, India, Canada, Brazil and Mexico lease space for their operations. Worldwide, the Company leases property in 38 locations consisting of an aggregate of approximately 370,000 square feet. The Company believes that these facilities are adequate for its needs in the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS

No material legal proceedings are pending to which the Company is a party or to which any property of the Company is subject.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth fiscal quarter of 1999.



EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers of the Company as of September 30, 1999 were as follows:

Name                         Age            Position with the Company
----                         ---            --------------------------
Douglas L. Michels           45             President and Chief Executive Officer

Ray Anderson                 41             Senior Vice President, New Ventures

John Luhtala(1)              56             Senior Vice President, Operations, and Chief
                                            Financial Officer

David McCrabb                51             Executive Vice President, Worldwide Sales and
                                            Field Operations

Jack Moyer                   50             Senior Vice President, Human Resources

Mike Orr                     48             Senior Vice President, Worldwide Marketing

Steve Sabbath                52             Senior Vice President, Law and Corporate Affairs,
                                            and Secretary

Geoff Seabrook               51             Senior Vice President, Corporate Development

Jenny Twaddle(1)             35             Corporate Controller and Acting Chief Financial
                                            Officer

James Wilt                   53             Senior Vice President, Products



--------
(1) Mr. Luhtala left the Company in December 1999. Ms. Twaddle, Corporate Controller, was named Acting Chief Financial Officer at his departure.

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

Mr. Anderson was named Senior Vice President, New Ventures in July 1999. Between April 1998 and July 1999, he served as Senior Vice President, Marketing. Between June 1997 and April 1998, he served as Senior Vice President, Marketing, Products Division. Between December 1994 and June 1997, Mr. Anderson served as Senior Vice President and Managing Director, Client Integration Division. Mr. Anderson was named Senior Vice President of SCO and Managing Director of IXI Limited when SCO acquired IXI Limited in February 1993. Mr. Anderson was a founder of IXI Limited and served as its Managing Director commencing in 1987.

Mr. Luhtala was named Senior Vice President and Chief Financial Officer in January 1997. Prior to joining the Company, between May 1996 and December 1996, Mr. Luhtala served as Chief Financial Officer and Vice President, Mergers, Acquisitions and Joint Ventures at SyQuest Technology. From February 1987 to May 1996, Mr. Luhtala served in various financial management positions with Amdahl.

Mr. McCrabb was named Executive Vice President, Worldwide Sales and Field Operations in April 1998. Between January 1995 and June 1997, he served as Vice President, Marketing and Channel Sales, then as Senior Vice President, Market Planning between July 1997 and April 1998. Prior to joining the Company, Mr. McCrabb served as Vice President and General Manager for Applied Digital Data Systems, a wholly owned subsidiary of NCR, since February 1994. From November 1989 to February 1992, he served as Vice President, Sales and Marketing for Primary Access Corporation.

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

Mr. Orr was named Senior Vice President, Worldwide Marketing in July 1999. Prior to joining the Company, between June 1998 and June 1999, Mr. Orr served as Vice President, Sales and Marketing at Splash Technology. From August 1988 to June 1998, Mr. Orr served in various senior management positions at Amdahl. From August 1974 to August 1988, Mr. Orr served in various management positions at IBM.

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

Ms. Twaddle was named Acting Chief Financial Officer in December 1999. Ms. Twaddle has served as the Corporate Controller since April 1999. Between August 1997 and April 1999 she served as Assistant Corporate Controller and between March 1997 and August 1997 she served as the Americas Controller.

Prior to joining the Company, between June 1993 and March 1997, Ms Twaddle served as Corporate Controller for Information Storage Devices.

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

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

The following required information is filed as a part of the report:

The Company has not paid cash dividends on its common stock. The Company's common stock is traded over-the-counter and is quoted on the Nasdaq National Market under the symbol "SCOC". The following table sets forth the range of high and low closing sale prices for the Common Stock:

                                              Low Sale Price       High Sale Price
                                              --------------       ---------------
Fiscal 1998:
    First Quarter                                  4.00                  6.38
    Second Quarter                                 3.38                  5.31
    Third Quarter                                  3.88                  6.38
    Fourth Quarter                                 2.75                  4.94

Fiscal 1999:
    First Quarter                                  3.25                  5.59
    Second Quarter                                 4.00                  5.88
    Third Quarter                                  5.38                  7.06
    Fourth Quarter                                 6.44                 14.13


On December 15, 1999, there were approximately 8,900 holders of the Company's Common Stock.

ITEM 6. SELECTED FINANCIAL DATA

The information set forth on page 12 of the 1999 Annual Report to Shareholders is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information set forth on pages 13 through 20 of the 1999 Annual Report to Shareholders is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements and supplementary financial information for the Company and reports of independent accountants set forth on pages 21 through 39 of the 1999 Annual Report to Shareholders are incorporated herein by reference.

- Consolidated Statements of Operations for each of the years in the three-year period ended September 30, 1999

-       Consolidated Balance Sheets as of September 30, 1999 and 1998

- Consolidated Statements of Shareholders' Equity (Deficit) for each of the years in the three-year period ended September 30, 1999

- Consolidated Statements of Cash Flows for each of the years in the three-year period ended September 30, 1999

-       Notes to Consolidated Financial Statements

-       Reports of Independent Accountants

-       Quarterly Financial Information

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

On December 30, 1997, the Company changed its independent auditors from KPMG LLP to PricewaterhouseCoopers LLP as previously reported on Form 8-K filed with the Securities and Exchange Commission on January 7, 1998 (File No 0-21484). There were no disagreements with any of the Company's independent accountants during the fiscal years ended September 30, 1999 and 1998.

                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information with respect to Directors may be found under the caption "Election of Directors" of the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held February 22, 2000 (the "Proxy Statement"). Such information is incorporated herein by reference. Information with respect to Executive Officers and Officers may be found on pages 16 through 18 hereof, under the caption "Executive Officers and Officers of the Registrant."


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

        2.     Financial Statement Schedule

               Schedule                                                          Page
               Number        Description                                        Number
               --------      -----------                                        ------
                 II          Valuation and Qualifying  Accounts                  26

               The independent auditors' reports with respect to the above-listed financial statement schedule appears on page 25 of this report on Form 10-K. Financial statement schedules other than those listed above have been omitted since they are either not required, not applicable, or the information is shown in the financial statements or notes thereto.

        3.     Exhibit Listing


               Exhibit
               Number        Description
               --------      -----------

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

                 10.15       Lease with Wave Crest Development, Inc. commencing
                             June 1, 1988 (400 Encinal Street). (1)

                 10.16       Lease with Wave Crest Development, Inc. commencing
                             July 1, 1988 (399 Encinal Street). (1)

                 10.17       Form of Indemnification Agreement. (1)

                 10.18       Master Registration Rights Agreement as amended.
                             (1)

                 10.19       1993 Stock Purchase Plan and form of Stock Purchase
                             Agreement. (3)(8)

                 10.20       1994 Incentive Stock Option Plan and form of
                             Incentive Stock Option Agreement. (3)(8)

                 10.21       401(k) Plan, as amended. (1) (8)

                 10.23       Revised 1993 Employee Stock Purchase Plan. (5) (8)


                 10.24       1993 Director Stock Option Plan. (1) (8)

                 10.34       Shareholders' Rights Agreement. (6)

                 10.35 Change-in-control agreement between the Company and certain key management. (8)

                 10.36       Employment Agreement with Alok Mohan. (7)

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

(3)     Incorporated by reference to the Form 10-K filed on December 23, 1994.

(4)     Incorporated by reference to the Form 8-K filed on December 20, 1995.

(5)     Incorporated by reference to the Form 10-K filed on December 22, 1995.

(6) Incorporated by reference to the Form 8-A12G filed on September 18, 1997.

(7)     Incorporated by reference to the Form 10-K filed on December 23, 1998.

(8) Designates management contracts or compensatory plans, contracts or arrangements.

--------------------------------------------------------------------------------

(b)     Reports on Form 8-K.

             No reports on Form 8-K were filed during the last quarter of fiscal 1999.

                        THE SANTA CRUZ OPERATIONS, INC.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         THE SANTA CRUZ OPERATION, INC.

By: /s/  Jenny Twaddle                             By: /s/  Steven M. Sabbath
   ----------------------------------                 -----------------------
    Jenny Twaddle                                      Steven M. Sabbath
    Corporate Controller and Acting                    Senior Vice President,
    Chief Financial Officer                            Law and Corporate Affairs
    Date: December 27, 1999                            & Secretary
                                                       Date: December 27, 1999

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


/s/ Douglas L. Michels
-----------------------------------
Douglas L. Michels
President, Chief Executive Officer
and Director
Date: December 27, 1999


 /s/ Alok Mohan                                   /s/  Robert M. McClure
---------------------------------                 ------------------------------
Alok Mohan                                        Robert M. McClure
Chairman of the Board of Directors                Director
Date: December 27, 1999                           Date: December 27, 1999


/s/  Gilbert P. Williamson                        /s/  R. Duff Thompson
---------------------------------                 ------------------------------
Gilbert P. Williamson                             R. Duff Thompson
Director                                          Director
Date: December 27, 1999                           Date: December 27, 1999


 /s/  Ronald Lachman                              /s/ Ninian Eadie
---------------------------------                 ------------------------------
Ronald Lachman                                    Ninian Eadie
Director                                          Director
Date: December 27, 1999                           Date: December 27, 1999

                          INDEPENDENT AUDITORS' REPORT



The Board of Directors and Shareholders of The Santa Cruz Operation, Inc.:


Under date of October 22, 1999, except for Note 17, which is as of December 1, 1999, we reported on the consolidated balance sheets of The Santa Cruz Operation, Inc. and subsidiaries as of September 30, 1999 and 1998, and the related consolidated statements of operations, shareholders' equity (deficit), and cash flows for the years then ended, as contained in the 1999 annual report to shareholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year 1999. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the related financial statement schedule as listed in the accompanying index. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


                                             /s/ PricewaterhouseCoopers LLP


San Jose, California
October 22, 1999





The Board of Directors and Shareholders of The Santa Cruz Operation, Inc.:


Under date of October 22, 1997, we reported on the consolidated statements of operations, shareholders' equity (deficit), and cash flows of The Santa Cruz Operation, Inc. and subsidiaries for the year ended September 30, 1997. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year 1999. In connection with our audit of the aforementioned consolidated financial statements, we also audited the related financial statement schedule for the year ended September 30, 1997, as listed under Item 14(a) 2. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audit.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein, for the year ended September 30, 1997.


                                                       /s/  KPMG LLP


Mountain View, California
October 22, 1997

                         THE SANTA CRUZ OPERATION, INC.
                             SCHEDULE II/RULE 5-04
                       VALUATION AND QUALIFYING ACCOUNTS

                 YEARS ENDED SEPTEMBER 30, 1999, 1998 AND 1997
                                 (In thousands)


                                                 BALANCE   CHARGED
                                                   AT        TO                      BALANCE
                                                BEGINNING  REVENUES                   AT END
                                                   OF         OR                        OF
DESCRIPTION                                     OF PERIOD  EXPENSES    DEDUCTIONS     PERIOD
                                                ---------  --------    ----------    -------
Year Ended September 30, 1999
     Allowance for returns                       $10,637   $  9,505      $13,034     $ 7,108
     Allowance for doubtful accounts               1,545        209          640       1,114
                                                 -------   --------      -------     -------
         Total allowance                         $12,182   $  9,714      $13,674     $ 8,222
                                                 =======   ========      =======     =======

Year Ended September 30, 1998
     Allowance for returns                       $ 9,136   $ 18,200      $16,699     $10,637
     Allowance for doubtful accounts               1,743       (132)          66       1,545
                                                 -------   --------      -------     -------
         Total allowance                         $10,879   $ 18,068      $16,765     $12,182
                                                 =======   ========      =======     =======

Year Ended September 30, 1997
     Allowance for returns                       $ 9,245   $ 33,115      $33,224     $ 9,136
     Allowance for doubtful accounts               1,885        349          491       1,743
                                                 -------   --------      -------     -------
         Total allowance                         $11,130   $ 33,464      $33,715     $10,879
                                                 =======   ========      =======     =======


                                 EXHIBIT INDEX

               Exhibit
               Number        Description
               --------      -----------

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

                 10.15       Lease with Wave Crest Development, Inc. commencing
                             June 1, 1988 (400 Encinal Street). (1)

                 10.16       Lease with Wave Crest Development, Inc. commencing
                             July 1, 1988 (399 Encinal Street). (1)

                 10.17       Form of Indemnification Agreement. (1)

                 10.18       Master Registration Rights Agreement as amended.
                             (1)

                 10.19       1993 Stock Purchase Plan and form of Stock Purchase
                             Agreement. (3)(8)

                 10.20       1994 Incentive Stock Option Plan and form of
                             Incentive Stock Option Agreement. (3)(8)

                 10.21       401(k) Plan, as amended. (1) (8)

                 10.23       Revised 1993 Employee Stock Purchase Plan. (5) (8)

                 10.24       1993 Director Stock Option Plan. (1) (8)

                 10.34       Shareholders' Rights Agreement. (6)

                 10.35 Change-in-control agreement between the Company and certain key management. (8)

                 10.36       Employment Agreement with Alok Mohan. (7)

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

(3)     Incorporated by reference to the Form 10-K filed on December 23, 1994.

(4)     Incorporated by reference to the Form 8-K filed on December 20, 1995.

(5)     Incorporated by reference to the Form 10-K filed on December 22, 1995.

(6) Incorporated by reference to the Form 8-A12G filed on September 18, 1997.

(7)     Incorporated by reference to the Form 10-K filed on December 23, 1998.

(8) Designates management contracts or compensatory plans, contracts or arrangements.