Form 10-Q
period 1999-12-31
SANTA CRUZ OPERATION INC
filed 2000-02-09
CIK 851560

--------------------------------------------------------------------------------
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1999


             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM _____________ TO _______________

                      ------------------------------------

                         COMMISSION FILE NUMBER 0-21484

                         THE SANTA CRUZ OPERATION, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN THIS CHARTER)


               CALIFORNIA                               94-2549086
    (State or other jurisdiction of                  (I.R.S. Employer
     incorporation or organization)                 Identification No.)



        425 ENCINAL STREET, SANTA CRUZ, CALIFORNIA         95060
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


The number of shares outstanding of the registrant's common stock as of December 31, 1999 was 35,301,748.

--------------------------------------------------------------------------------

                         THE SANTA CRUZ OPERATION, INC.

                                    FORM 10-Q

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1999

                                TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION

        ITEM 1. FINANCIAL STATEMENTS                                                 PAGE
               a)  CONSOLIDATED STATEMENTS OF INCOME
                     FOR THE THREE MONTHS ENDED DECEMBER 31, 1999 AND 1998.............1

               b)  CONSOLIDATED BALANCE SHEETS
                     AS OF DECEMBER 31, 1999 AND SEPTEMBER 30, 1999....................2

               c)  CONSOLIDATED STATEMENTS OF CASH FLOWS
                     FOR THE THREE MONTHS ENDED DECEMBER 31, 1999 AND 1998.............3

               d)  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS .........................4

        ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                RESULTS OF OPERATIONS..................................................7


PART II.  OTHER INFORMATION


        ITEM 6. EXHIBITS..............................................................11



SIGNATURES............................................................................12

                          Part I. Financial Information
                          Item I. Financial Statements

THE SANTA CRUZ OPERATION, INC.

CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except amounts per share)

                                                                                     Three Months Ended
                                                                                        December 31,
                                                                                    1999           1998
                                                                                       (Unaudited)
                                                                                 -----------------------
NET REVENUES                                                                     $ 53,653       $ 52,706

Cost of revenues                                                                   11,832         12,080
                                                                                 --------       --------
      Gross margin                                                                 41,821         40,626
                                                                                 --------       --------
OPERATING EXPENSES:

    Research and development                                                       10,578         10,180
    Sales and marketing                                                            25,299         23,332
    General and administrative                                                      3,836          3,796
                                                                                 --------       --------
       Total operating expenses                                                    39,713         37,308
                                                                                 --------       --------
       Operating income                                                             2,108          3,318

OTHER INCOME (EXPENSE):

    Interest income, net                                                              600            576
    Other  income (expense), net                                                      837            (10)
                                                                                 --------       --------
       Income before income taxes                                                   3,545          3,884
    Income taxes                                                                      670            780
                                                                                 --------       --------
      Net income                                                                    2,875          3,104

OTHER COMPREHENSIVE INCOME, NET OF TAX

    Unrealized gain on available-for-sale equity securities                        55,863              -
    Foreign currency translation adjustment                                             1           (256)
                                                                                 --------       --------
      Comprehensive income                                                       $ 58,739       $  2,848
                                                                                 --------       --------
      EARNINGS PER SHARE:
            Basic                                                                $   0.08       $   0.09
            Diluted                                                              $   0.07       $   0.09
                                                                                 --------       --------
      SHARES USED IN EARNINGS PER SHARE CALCULATION:
            Basic                                                                  34,713         34,757
            Diluted                                                                41,258         35,321
                                                                                 --------       --------


          See accompanying notes to consolidated financial statements.

THE SANTA CRUZ OPERATION, INC.

                                                                              December 31,        September 30,
CONSOLIDATED BALANCE SHEETS                                                       1999                1999
(In thousands)                                                                (Unaudited)
                                                                              ------------        -------------
        ASSETS
        Current assets:
           Cash and cash equivalents                                           $  37,867           $  33,683
           Short-term investments                                                 29,547              29,161
           Receivables, net                                                       25,523              32,309
           Available-for-sale equity securities                                   78,157                   -
           Deferred tax assets                                                     2,947               1,202
           Other current assets                                                    5,344               6,310
                                                                               ---------           ---------
              Total current assets                                               179,385             102,665
                                                                               ---------           ---------
        Property and equipment, net                                               12,072              12,234
        Purchased software and technology licenses, net                            9,310              10,431
        Long-term deferred tax assets                                             20,115               6,623
        Other assets                                                               6,797               7,331
                                                                               ---------           ---------
                 Total assets                                                  $ 227,679           $ 139,284
                                                                               =========           =========
        LIABILITIES AND SHAREHOLDERS' EQUITY
        Current liabilities:
           Trade accounts payable                                              $   5,906           $   7,482
           Royalties payable                                                       7,953               7,217
           Income taxes payable                                                    2,761               1,983
           Deferred income taxes                                                  30,611                   -
           Accrued expenses and other current liabilities                         29,103              32,314
           Deferred revenues                                                       7,634               8,856
                                                                               ---------           ---------
              Total current liabilities                                           83,968              57,852
                                                                               ---------           ---------
        Long-term lease obligations                                                1,748               2,332
        Long-term deferred revenues                                                1,381               2,571
        Other long-term liabilities                                                6,667               6,191
                                                                               ---------           ---------
              Total long-term liabilities                                          9,796              11,094
                                                                               ---------           ---------
        SHAREHOLDERS' EQUITY
           Common stock, no par value, net, authorized 100,000 shares
              Issued and outstanding 35,302 and 34,346 shares                    111,039             106,201
           Accumulated other comprehensive income                                 56,272                 408
           Accumulated deficit                                                   (33,396)            (36,271)
                                                                               ---------           ---------
              Total shareholders' equity                                         133,915              70,338
                                                                               ---------           ---------
                 Total liabilities and shareholders' equity                    $ 227,679           $ 139,284
                                                                               =========           =========


          See accompanying notes to consolidated financial statements.

THE SANTA CRUZ OPERATION, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

                                                                                     Three Months Ended
                                                                                         December 31,
                                                                                   1999               1998
                                                                                        (Unaudited)
                                                                                ----------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                                      $  2,875           $  3,104
 Adjustments to reconcile net income to net cash
      provided by operating activities -
       Depreciation and amortization                                                2,874              3,339
       Exchange gain                                                                  (80)                33
       Changes in operating assets and liabilities-
           Receivables                                                              6,868             (6,087)
           Other current assets                                                     1,002              2,549
           Other assets                                                               543                 74
           Royalties payable                                                          723                381
           Trade accounts payable                                                  (1,618)               (93)
           Income taxes payable                                                       785                524
           Accrued expenses and other current liabilities                          (3,035)              (583)
           Deferred revenues                                                       (2,457)            (2,640)
                                                                                 --------           --------
           Net cash provided by operating activities                                8,480                601
                                                                                 --------           --------
CASH FLOWS FROM INVESTING ACTIVITIES:
       Purchases of property and equipment                                         (1,258)            (1,237)
       Purchases of software and technology licenses                                 (108)              (163)
       Sales of short-term investments                                              6,500              7,304
       Purchases of short-term investments                                         (6,886)            (8,529)
       Changes in other assets                                                     (1,505)                39
                                                                                 --------           --------
           Net cash used for investing activities                                  (3,257)            (2,586)
                                                                                 --------           --------
CASH FLOWS FROM FINANCING ACTIVITIES:
       Payments on capital leases                                                    (835)              (863)
       Net proceeds from sale of common stock                                       6,883                134
       Repurchases of common stock                                                 (6,278)            (3,649)
       Changes in other long-term liabilities                                        (908)            (1,464)
                                                                                 --------           --------
           Net cash used for financing activities                                  (1,138)            (5,842)
                                                                                 --------           --------
 Effects of exchange rate changes on cash and cash equivalents                         99               (303)
                                                                                 --------           --------
 Change in cash and cash equivalents                                                4,184             (8,130)
 Cash and cash equivalents at beginning of period                                  33,683             23,758
                                                                                 --------           --------
 Cash and cash equivalents at end of period                                      $ 37,867           $ 15,628
                                                                                 --------           --------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash paid-
       Income taxes                                                              $   (121)          $    280
       Interest                                                                        86                128
     Non-cash financing and investing activities-
       Unrealized gain on available-for-sale equity securities                   $ 76,854           $     --
                                                                                 --------           --------


           See accompanying notes to consolidated financial statements.

THE SANTA CRUZ OPERATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

1.      BASIS OF PRESENTATION

        In the opinion of management, the accompanying unaudited, consolidated statements of operations, balance sheets and statements of cash flows have been prepared in accordance with generally accepted accounting principles and include all material adjustments (consisting of only normal recurring adjustments) necessary for their fair presentation. The financial statements include the accounts of the Company and its wholly owned subsidiaries after all material intercompany balances and transactions have been eliminated. The Notes to Consolidated Financial Statements contained in the fiscal year 1999 report on Form10-K should be read in conjunction with these Consolidated Financial Statements. The consolidated interim results presented are not necessarily indicative of results to be expected for a full year. Certain reclassifications have been made for consistent presentation. The September 30, 1999 balance sheet was derived from audited financial statements, and is included for comparative purposes.

2.      SEGMENT INFORMATION

        The Company reviews performance on the basis of geographical segments. The Company uses analysis of segment revenues and gross margin in order to make preliminary decisions of resource allocation. The accounting policies used by each segment comply with the policies used in the consolidated financial statements. Each segment markets the Company's software products to companies in a number of industries including telecommunications, manufacturing and government bodies. These products are either sold directly by each segment's sales force or are sold to end users through distributors or OEMs. Revenue is allocated to segments based on the location from which the sale is satisfied.

        The following table presents information about reportable segments for the three months ended December 31, 1999 and 1998 (in thousands):

                                         1999             1998
                                       -------          -------
                                             (unaudited)
Net Revenues:
    United States                      $19,204          $22,218
    Canada/Latin America                 2,753            3,161
    EMEIA                               25,762           22,347
    Asia Pacific                         3,147            4,796
    Corporate Adjustments                2,787              184
                                       -------          -------
Total net revenues                     $53,653          $52,706
                                       =======          =======

    Gross Margin:
        United States                  $12,977          $16,625
        Canada/Latin America             1,994            2,153
        EMEIA                           21,482           17,910
        Asia Pacific                     2,581            3,888
        Corporate adjustments            2,787               50
                                       -------          -------
    Total gross margin                 $41,821          $40,626
                                       =======          =======


3.  EARNINGS PER SHARE (EPS) DISCLOSURES

    The Company calculates earnings per share in accordance with the provisions of Statement of Financial Accounting Standards No. 128 (SFAS 128), Earnings Per Share. SFAS 128 requires the presentation of basic and diluted earnings per share. Basic EPS is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS is computed giving effect to all dilutive potential common shares that were outstanding during the period. Dilutive potential common shares consist of the incremental common shares issuable upon the exercise of stock options for all periods. Basic and diluted earnings per share were calculated as follows during the three months ended December 31, 1999 and 1998:

    (In thousands, except per share data)                 1999            1998
                                                         -------          -------
                                                               (unaudited)
Basic:
    Weighted average shares                               34,713           34,757
                                                         =======          =======
    Net income                                           $ 2,875          $ 3,104
                                                         =======          =======
    Earnings per share                                   $  0.08          $  0.09
                                                         =======          =======

Diluted:
    Weighted average shares                               34,713           34,757
    Common equivalent shares from stock options
         and warrants                                      6,545              564
                                                         -------          -------
    Shares used in per share calculation                  41,258           35,321
                                                         =======          =======
    Net income                                           $ 2,875          $ 3,104
                                                         =======          =======
    Net income per share                                 $  0.07          $  0.09
                                                         =======          =======
    Options outstanding at 12/31/99 and at 12/31/98
        not included in computation of diluted
        EPS because the exercise price was greater
        than the average market price.                         9            7,051

4.      COMPREHENSIVE INCOME

The following table presents the calculation of comprehensive income as required by SFAS 130. Comprehensive income has no impact on the Company's net income, balance sheet or shareholder's equity. The components of other comprehensive income for the three months ended December 31, 1999 and 1998 are as follows (in thousands):

                                                                      1999               1998
                                                                    --------           --------
                                                                            (unaudited)
Net income                                                          $  2,875           $  3,104
Other comprehensive income:
        Foreign currency translation adjustment                            1               (256)
        Unrealized gain on equity security                            76,854                 --
        Gross tax on unrealized gain on equity security              (30,611)                --
        Release of deferred tax valuation allowance                    9,620                 --
                                                                    --------           --------
Total other comprehensive income                                    $ 58,739           $  2,848
                                                                    ========           ========

5.      RECENT ACCOUNTING PRONOUNCEMENTS

In December 1998, the Accounting Standards Executive Committee issued Statement of Position 98-9 (SOP 98-9), Modification of SOP 97-2 Software Revenue Recognition. SOP 98-9 amends SOP 97-2 to require that an entity recognize revenue for multiple element arrangements by means of the "residual method" when
(1) there is vendor-specific objective evidence ("VSOE") of the fair values of all the undelivered elements that are not accounted for by means of long-term contract accounting, (2) VSOE of fair value does not exist for one or more of the delivered elements, and (3) all revenue recognition criteria of SOP 97-2 (other than the requirement for VSOE of the fair value of each delivered element) are satisfied. The provisions of SOP 98-9 that extend the deferral of certain paragraphs of SOP 97-2 became effective December 15, 1998. These paragraphs of SOP 97-2 and SOP 98-9 were effective for transactions entered into for fiscal years beginning after March 15, 1999. Retroactive application is prohibited. Management does not believe adoption of SOP 98-9 had a significant impact on the Company's financial statements.

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, (SFAS 133), Accounting for Derivative Instruments and Hedging Activities, which establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Management does not believe this will have a material effect on the Company's financial statements. Implementation of this standard has recently been delayed by the FASB for a 12-month period. The Company will adopt SFAS 133 as required for its first quarterly filing of fiscal year 2001.

In April 1998, the Accounting Standards Executive Committee issued SOP 98-5, Reporting on the Costs of Start-Up Activities. This standard requires companies to expense the costs of start-up activities and organization costs as incurred. In general, SOP 98-5 is effective for fiscal years beginning after December 15, 1998. The adoption of SOP 98-5 did not have a material impact on the Company's financial statements.

In March 1998, the Accounting Standards Executive Committee issued SOP 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, which provides guidance on accounting for the cost of computer software developed or obtained for internal use. SOP 98-1 is effective for financial statements for fiscal years beginning after December 15, 1998. The adoption of SOP 98-1 did not have a material impact on the Company's financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In addition to historical information contained herein, this Discussion and Analysis contains forward-looking statements. These statements involve risks and uncertainties and can be identified by the use of forward-looking terminology such as "estimates," "projects," "anticipates," "plans," "future," "may," "will," "should," "predicts," "potential," "continue," "expects," "intends," "believes," and similar expressions. Examples of forward-looking statements include those relating to financial risk management activities and the adequacy of financial resources for operations. These and other forward-looking statements are only estimates and predictions. While the Company believes that the expectations reflected in the forward-looking statements are reasonable, the Company's actual results could differ materially. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's expectations only as of the date hereof. The Company undertakes no obligation to publicly release the results of any revision to these forward-looking statements, which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

RESULTS OF OPERATIONS

NET REVENUES
Net revenues for the three months ended December 31, 1999 increased 2% to $53.7 million from $52.7 million in the same period in fiscal 1999. The increase can be attributed to better revenue performance in all European regions due to strong upgrade business but was partially offset by a decrease in large project sales, many of which were delayed by customers due to their Year 2000 preparations. No one customer accounted for more than 10% of net revenues in the first quarter ended December 31, 1999 or in the same period in the prior year.

International revenues continue to represent a significant portion of total net revenues comprising 59% of the revenues for the first fiscal quarter of 2000 and 58% for the same quarter in fiscal 1999.

COSTS AND EXPENSES
Cost of revenues as a percentage of net revenues decreased to 22% for the first quarter of fiscal 2000 from 23% in the same period of 1999, principally due to reduced royalty rates and reduced technology costs coupled with the impact of stable fixed costs over higher unit sales volume. In addition, material costs continued to decline as a result of increasing e-commerce business.

Research and development expenses increased 4% to $10.6 million in the first quarter of fiscal 2000 from $10.2 million in the comparable quarter of fiscal 1999, or 20% and 19% of net revenues, respectively. The spending increase is primarily attributable to higher staffing levels.

Sales and marketing expenses increased 8% to $25.3 million in the first quarter of fiscal 2000 from $23.3 million for the comparable quarter of the prior year. Sales and marketing expenses represented 47% of net revenues in the first quarter of fiscal 2000 and 44% in 1999. Added staffing drove the increase as well as sales program costs that vary directly with increased sales.

General and administrative expenses remained relatively flat at $3.8 million for the first quarter of fiscal 2000 and 1999, representing 7% of net revenues for the first quarter of fiscal 2000 and 1999, respectively. The increase in absolute dollars was due to higher staffing levels.

Other income consists of net interest income, foreign exchange gain and loss, and realized gain and loss on investments, as well as other miscellaneous income and expense items. For the first quarter of fiscal 2000 and fiscal 1999, net interest income remained constant at $0.6 million. Other income was $0.8 million in the first quarter of fiscal 2000, compared to a loss of $0.01 million for the same period of fiscal 1999. The growth in other income was due to the gain on the sale of an equity security investment.

The provision for income taxes was $0.7 million for the first quarter of fiscal 2000 compared to $0.8 million for the same period of the prior fiscal year. The tax provisions for the first quarters of the current and prior fiscal years resulted from foreign taxes paid and reflect the realization of certain U.S. deferred tax assets for which a valuation allowance was previously established. During the first quarter of fiscal 2000, the Company recorded an unrealized gain of $76.9 million related to its investment in Rainmaker Systems, Inc., which recently completed its initial public offering. The unrealized gain makes it more likely than not that the Company will utilize a substantial portion of its deferred tax assets for which a valuation allowance was previously established. The benefit of the reversal of that portion of the valuation allowance was offset against the deferred tax liability related to the gain and recorded to accumulated other comprehensive income.

Net income for the first quarter of fiscal 2000 was $2.9 million compared to $3.1 million for 1999.

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

As the Company determines whether its tax carryforwards will more likely than not be utilized in the future, or as new tax legislation is enacted, the Company's effective tax rate is subject to change. Substantial amounts of the Company's deferred tax assets for which a valuation allowance was previously established have been recorded in the first quarter of fiscal 2000 in connection with the unrealized gain on the Company's investment in Rainmaker Systems. As a result, these deferred tax assets are no longer available to offset future taxable income and it is expected that the Company's effective tax rate in future quarters will increase to levels that approach U.S. statutory tax rates. In the event that the Company does not show sufficient profitability in the future, the Company may be required to write off portions of the net deferred tax assets previously recognized in income up to the entire amount of $7.8 million.

Substantial portions of the Company's revenues are derived from sales to customers outside the United States. Trade sales to international customers represented 59% and 58% of total revenues for the first quarter of fiscal 2000 and 1999, respectively. A substantial portion of the international revenues of the Company's U.K. subsidiary are denominated in the U.S. dollar, and operating results can vary with changes in the U.S. dollar exchange rate to the U.K. pound sterling. The Company's revenues can also be affected by general economic conditions in the United States, Europe and other international markets. The Company's operating strategy and pricing take into account changes in exchange rates over time. However, the Company's results of operations may be significantly affected in the short term by fluctuations in foreign currency exchange rates.

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

The Company is exposed to equity price risk regarding the marketable portion of equity securities in its portfolio of investments entered into for the promotion of business and strategic objectives. The Company typically does not attempt to reduce or eliminate its market exposure pertaining to these equity securities.

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

The Company is aware of the issues associated with the new European economic and monetary union (the "EMU"). One of the changes resulting from this union required EMU member states to irrevocably fix their respective currencies to a new currency, the Euro, on January 1, 1999. On that day, the Euro became a functional legal currency within these countries. During the next two years, business in the EMU member states will be conducted in both the 25 existing national currencies, such as the Franc or Deutsche Mark, and the Euro. As a result, companies operating in or conducting business in EMU member states will need to ensure that their financial and other software systems are capable of processing transactions and properly handling these currencies, including the Euro. The Company has done a preliminary assessment of the impact the EMU formation will have on both its internal systems and the products it sells and has commenced appropriate actions. The Company has not yet determined all of the cost related to addressing this issue, and there can be no assurance that this issue and its related costs will not have a materially adverse affect on the Company's business, operating results and financial condition.

LIQUIDITY AND CAPITAL RESOURCES

Cash, cash equivalents and short-term investments were $67.4 million at December 31, 1999, representing 30% of total assets. The three month increase in cash and short-term investments of $4.6 million was primarily a result of cash generated by operations as well as an increase in funds received from stock option exercises. The Company's operating activities provided cash of $8.5 million in the first quarter of fiscal 2000, compared with $0.6 million for the same period of fiscal 1999. Cash used for investing activities during the quarter ending December 31, 1999 and 1998 was $3.3 million and $2.6 million, respectively. In both fiscal 2000 and 1999, cash was used to fund purchases of property and equipment, common stock repurchases and short-term investments. Cash used for financing activities was $1.1 million for the first quarter of fiscal 2000 compared with $5.8 million for the first quarter of fiscal 1999. In the first quarter of both fiscal 2000 and fiscal 1999, proceeds from the issuance of common stock were more than offset by the Company's stock repurchases and payments on capital lease obligations.

At December 31, 1999, the Company had available lines of credit of approximately $15.9 million under which the Company had $0.9 million in outstanding borrowings. The Company believes that its existing cash and short-term investments, funds generated from operations and available borrowing capabilities will be sufficient to meet its operating requirements for at least the next twelve months.

The Company's first quarter ended December 31, 1999 Days Sales Outstanding (DSO) was 42.8 days, a decrease of 14.7 days from the first quarter of fiscal 1999.

The Company is engaged in a systematic repurchase of the Company's Common Stock for the funding of its employee stock programs. Additionally, the Company is authorized to buy back up to 6,000,000 additional shares. As of December 31, 1999, 3,104,050 shares had been repurchased and retired under this non-systematic program.

As of December 31, 1999, the Company had an equity investment in Rainmaker Systems having a fair market value of $78.2 million and a cost basis of $1.3 million. During the first quarter of fiscal 2000, the Company recorded an unrealized gain of $76.9 million related to its investment in Rainmaker Systems, which completed its initial public offering during the quarter. The fair market value of this investment could fluctuate substantially due to changing stock prices. In connection with Rainmaker's initial public offering, the Company has agreed not to sell or otherwise dispose of any of its shares until May 15, 2000 in compliance with securities laws. This investment is available-for-sale, and the Company may choose to sell a portion of this investment position in the future.

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




                                          The Santa Cruz Operation, Inc.


Date: February 9, 2000                    By: /s/ Douglas L. Michels
                                          --------------------------------------
                                                  Douglas L. Michels
                                          President, Chief Executive Officer




                                          By: /s/ Jenny Twaddle
                                          --------------------------------------
                                                     Jenny Twaddle
                                             Corporate Controller and Acting
                                                 Chief Financial Officer

                                 EXHIBIT INDEX

     Exhibits

        27     Financial Data Schedule.