Form 10-Q
period 2000-03-31
SANTA CRUZ OPERATION INC
filed 2000-05-15
CIK 851560

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               ________________

                                    FORM 10-Q


     X     QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR  15  (D)
     -
                     OF  THE  SECURITIES  EXCHANGE  ACT  OF  1934


                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000


          TRANSITION  REPORT  PURSUANT  TO  SECTION  13  OR  15  (D)
                     OF  THE  SECURITIES  EXCHANGE  ACT  OF  1934

         FOR THE TRANSITION PERIOD FROM _____________ TO _______________

                      ____________________________________

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



Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes      X        No
        --


   The number of shares outstanding of the registrant's common stock as of March
                            31, 2000 was 35,811,143.

================================================================================

                         THE SANTA CRUZ OPERATION, INC.

                                    FORM 10-Q

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

                                TABLE OF CONTENTS

PART  I.  FINANCIAL  INFORMATION

     ITEM  1.     FINANCIAL  STATEMENTS                                       PAGE
                                                                              ----
  A)  CONSOLIDATED STATEMENTS OF OPERATIONS
        FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2000 AND 1999 . . . . . . .1

  B)  CONSOLIDATED BALANCE SHEETS
        AS OF MARCH 31, 2000 AND SEPTEMBER 30, 1999  . . . . . . . . . . . . . .2

  C)  CONSOLIDATED STATEMENTS OF CASH FLOWS
        FOR THE SIX MONTHS ENDED MARCH 31, 2000 AND 1999  . . . . . . . . . . . 3

  D)  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS. . . . . . . . . . . . . . . . 4

  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
       RESULTS OF OPERATIONS . . . . . . . . . . . . . . . . . . . . . . . . . .7

  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK . . . . . 11

PART II.  OTHER INFORMATION

  ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS. . . . . . . .12

  ITEM 6.    EXHIBITS. . . . . . . . . . . . . . . . . . . . . . . . . . . . . 12


SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 13


Part I.  Financial Information
Item I.  Financial Statements


THE  SANTA  CRUZ  OPERATION,  INC.

CONSOLIDATED  STATEMENTS  OF  OPERATIONS
(In  thousands,  except  earnings  per  share)

----------------------------------------------------------------------------------------------------------
                                                              THREE MONTHS ENDED      SIX MONTHS ENDED
                                                                 MARCH 31,                  MARCH 31,
                                                            --------------------  --------------------
                                                               2000      1999        2000       1999
     (UNAUDITED)          (UNAUDITED)
------------------------------------------------------------------------------------------------------
NET REVENUES                                                $ 35,542   $ 55,738   $ 89,195   $108,444
COST OF REVENUES                                              10,257     12,744     22,089     24,824
------------------------------------------------------------------------------------------------------
    GROSS MARGIN                                              25,285     42,994     67,106     83,620
------------------------------------------------------------------------------------------------------
OPERATING EXPENSES:
  Research and development                                    11,632     10,678     22,210     20,858
  Sales and marketing                                         23,723     23,993     49,022     47,325
  General and administrative                                   4,672      4,688      8,508      8,484
  Restructuring charges                                        5,887          -      5,887          -
------------------------------------------------------------------------------------------------------
    Total operating expenses                                  45,914     39,359     85,627     76,667
------------------------------------------------------------------------------------------------------
    OPERATING INCOME (LOSS)                                  (20,629)     3,635    (18,521)     6,953
OTHER INCOME (EXPENSE):
  Interest income, net                                           592        498      1,192      1,074
  Other income (expense), net                                    908        446      1,745        436
------------------------------------------------------------------------------------------------------
    Income (loss) before income taxes                        (19,129)     4,579    (15,584)     8,463
  Income taxes                                                   680        735      1,350      1,515
------------------------------------------------------------------------------------------------------
    NET INCOME (LOSS)                                        (19,809)     3,844    (16,934)     6,948
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX
  Unrealized gain (loss) on available-for-sale
    equity securities                                        (34,198)         -     21,665          -
  Foreign currency translation adjustment                        (79)      (597)       (78)      (853)
------------------------------------------------------------------------------------------------------
    COMPREHENSIVE INCOME (LOSS)                             $(54,086)  $  3,247   $  4,653   $  6,095
------------------------------------------------------------------------------------------------------
    EARNINGS (LOSS) PER SHARE:
         Basic                                              $  (0.56)  $   0.11   $  (0.48)  $   0.20
         Diluted                                            $  (0.56)  $   0.11   $  (0.48)  $   0.20
------------------------------------------------------------------------------------------------------
    SHARES USED IN EARNINGS (LOSS) PER SHARE CALCULATION:
         Basic                                                35,596      34,339     35,154     34,550
         Diluted                                              35,596      35,394     35,154     35,294
------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

THE  SANTA  CRUZ  OPERATION,  INC.

                                                                  MARCH 31,     SEPTEMBER 30,
CONSOLIDATED BALANCE SHEETS                                          2000           1999
(In thousands)                                                            (UNAUDITED)
----------------------------------------------------------------------------------------------
  ASSETS
  Current assets:
    Cash and cash equivalents                                    $    20,295   $       33,683
    Short-term investments                                            28,042           29,161
    Receivables, net                                                  25,652           32,309
    Available-for-sale equity securities                              30,625                -
    Deferred tax assets                                                1,989            1,202
    Other current assets                                               5,874            6,310
----------------------------------------------------------------------------------------------
      Total current assets                                           112,477          102,665
----------------------------------------------------------------------------------------------
  Property and equipment, net                                         11,705           12,234
  Purchased software and technology licenses, net                      8,112           10,431
  Long-term deferred tax assets                                       12,365            6,623
  Other assets                                                         6,984            7,331
----------------------------------------------------------------------------------------------
        TOTAL ASSETS                                             $   151,643   $      139,284
----------------------------------------------------------------------------------------------
  LIABILITIES AND SHAREHOLDERS' EQUITY
  Current liabilities:
    Trade accounts payable                                       $     7,304   $        7,482
    Royalties payable                                                  4,431            7,217
    Income taxes payable                                               3,229            1,983
    Deferred income taxes                                             11,600                -
    Accrued expenses and other current liabilities                    30,779           32,314
    Deferred revenues                                                  9,905            8,856
----------------------------------------------------------------------------------------------
      Total current liabilities                                       67,248           57,852
----------------------------------------------------------------------------------------------
  Long-term lease obligations                                          1,227            2,332
  Long-term deferred revenues                                          1,546            2,571
  Other long-term liabilities                                          5,600            6,191
----------------------------------------------------------------------------------------------
      Total long-term liabilities                                      8,373           11,094
----------------------------------------------------------------------------------------------
  SHAREHOLDERS' EQUITY
    Common stock, no par value, net, authorized 100,000 shares
      Issued and outstanding 35,811 and 34,346 shares                107,232          106,201
    Accumulated other comprehensive income                            21,995              408
    Accumulated deficit                                              (53,205)         (36,271)
----------------------------------------------------------------------------------------------
      Total shareholders' equity                                      76,022           70,338
----------------------------------------------------------------------------------------------
        TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY               $   151,643   $      139,284
----------------------------------------------------------------------------------------------

             See accompanying notes to consolidated financial statements.

THE  SANTA  CRUZ  OPERATION,  INC.

CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS
(In  thousands)

----------------------------------------------------------------------------------------
                                                                     SIX MONTHS ENDED
                                                                         MARCH 31,
------------------
2000         1999
   (UNAUDITED)
----------------------------------------------------------------------------------------
  CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                               $ (16,934)  $  6,948
  Adjustments to reconcile net income (loss) to net cash
       provided by  (used for) operating activities -
    Depreciation and amortization                                     6,124      6,392
    Exchange (gain) loss                                               (190)         8
    Non-cash restructuring charge                                     5,887         --
  Changes in operating assets and liabilities -
    Receivables                                                       6,628     (5,676)
    Other current assets                                                351      2,308
    Other assets                                                      1,328      1,335
    Royalties payable                                                (2,787)     2,012
    Trade accounts payable                                             (152)       364
    Income taxes payable                                              1,295        965
    Accrued expenses and other current liabilities                   (6,743)     2,413
    Deferred revenues                                                     9     (3,086)
----------------------------------------------------------------------------------------
        Net cash provided by (used for) operating activities         (5,184)    13,983
----------------------------------------------------------------------------------------
  CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of property and equipment                              (2,526)    (2,921)
    Purchases of software and technology licenses                      (433)    (1,875)
    Sales of short-term investments                                  11,725     18,173
    Purchases of short-term investments                             (10,606)   (15,673)
    Investments in other assets                                      (2,869)       (62)
----------------------------------------------------------------------------------------
        Net cash used for investing activities                       (4,709)    (2,358)
----------------------------------------------------------------------------------------
  CASH FLOWS FROM FINANCING ACTIVITIES:
    Payments on capital leases                                       (1,580)    (1,755)
    Net proceeds from sale of common stock                           11,331      1,320
    Repurchases of common stock                                     (12,786)    (6,335)
    Other long-term liabilities                                        (493)      (227)
----------------------------------------------------------------------------------------
        Net cash used for financing activities                       (3,528)    (6,997)
----------------------------------------------------------------------------------------
  Effects of exchange rate changes on cash and cash equivalents          33       (765)
----------------------------------------------------------------------------------------
  Change in cash and cash equivalents                               (13,388)     3,863
  Cash and cash equivalents at beginning of period                   33,683     23,758
----------------------------------------------------------------------------------------
  Cash and cash equivalents at end of period                      $  20,295   $ 27,621
----------------------------------------------------------------------------------------
  SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
      Cash paid-
    Income taxes                                                  $       5   $    668
    Interest                                                            135        249
      Non-cash financing and investing activities-
    Unrealized gain on available-for-sale equity securities       $  29,124   $     --
    Assets acquired under capital leases                                 20         --
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


2. RESTRUCTURING  CHARGE

During the second quarter of fiscal 2000, the Company announced and completed a restructuring plan, which resulted in a one-time charge of $5.9 million. The charge included a reduction in headcount of approximately 70 employees, write-offs of certain acquired technologies, write-offs of certain fixed assets, and elimination of non-essential facilities. Of the $5.9 million, $4.6 million related to cash expenditures and $1.3 million related to non-cash charges. The Company has determined that it will restructure its business operations into three independent divisions, each with a separate management team and dedicated development, marketing and sales organizations - the Server Software Division, the Tarantella Division and the Professional Services Division. The Company believes this reorganization creates independent focused teams that can pursue revenue in their respective markets and is effective April 1, 2000. The Company believes that as a result of creating these independent, focused organizations the Company will be better able to control and measure the success of these businesses. The restructuring charge related to cash expenditures included $3.6 million for severance costs and $1.0 million for facilities costs. The majority of the reduction in force was in product development for the Server Software Division. The Company anticipates that the majority of the payments will be made by the end of fiscal 2000.

The  restructuring  charge  payable  can  be  summarized  as  follows:

                               Reduction
(In thousands)                  in Force   Facilities   Technology   Other   Total
-----------------------------  ----------  -----------  -----------  ------  ------
Restructuring charge accrued   $    3,574  $     1,052  $       667  $  594  $5,887
                               ==========  ===========  ===========  ======  ======

3.     SEGMENT  INFORMATION

For the quarter ended March 31, 2000, the Company reviewed performance on the basis of geographical segments. The Company used analysis of segment revenues and gross margin in order to make preliminary decisions of resource allocation. The accounting policies used by each segment comply with the policies used in the consolidated financial statements. Each segment markets the Company's software products to companies in a number of industries including telecommunications, manufacturing and government bodies. These products are either sold directly by each segment's sales force or are sold to end users through distributors or OEMs. Revenue is allocated to segments based on the location from which the sale is satisfied. Beginning April 1, 2000, the Company will review performance based on its three divisions - the Server Software
Division,  the  Tarantella  Division  and  the  Professional  Services Division.

The following table presents information about reportable segments for the three month and six month periods ended March 31, 2000 and 1999 (in thousands):



      Three  Months  Ended   Six  Months  Ended
             March  31,            March  31,

                           2000      1999       2000     1999
                          -------  --------  --------  ---------
    (unaudited)
Net Revenues:
  United States           $17,386  $24,347   $ 36,590  $ 46,565
  Canada/Latin America      1,373    3,211      4,126     6,372
  EMEIA                    14,339   23,336     40,101    45,683
  Asia Pacific              2,272    4,895      5,419     9,691
  Corporate Adjustments       172      (51)     2,959       133
                          -------  --------  --------  ---------
Total net revenues        $35,542  $55,738   $ 89,195  $108,444
                          =======  ========  ========  =========


Gross Margin:
  United States           $11,332  $19,136   $ 24,309  $ 35,761
  Canada/Latin America      1,008    1,071      3,002     3,224
  EMEIA                    10,889   18,718     32,371    36,628
  Asia Pacific              1,885    4,120      4,466     8,008
  Corporate Adjustments       171      (51)     2,958        (1)
                          -------  --------  --------  ---------
Total gross margin        $25,285  $42,994   $ 67,106  $ 83,620
                          =======  ========  ========  =========

4.     EARNINGS  PER  SHARE  (EPS)  DISCLOSURES

The Company calculates earnings per share in accordance with the provisions of Statement of Financial Accounting Standards No. 128 (SFAS 128), Earnings Per Share. SFAS 128 requires the presentation of basic and diluted earnings per share. Basic EPS is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS is computed giving effect to all dilutive potential common shares that were outstanding during the period. Dilutive potential common shares consist of the incremental common shares issuable upon the exercise of stock options for all periods. Basic and diluted earnings per share were calculated as follows during the three month and six month periods ended March 31, 2000 and 1999:

                                                     March 31,             March 31,
                                               2000          1999        2000       1999
                                              ----------  ----------  ---------  ----------
(unaudited)
Basic:
  Weighted average shares                        35,596       34,339    35,154    34,550
                                               =========  ==========  =========  ========
  Net income (loss)                            ($19,809)  $    3,844  ($16,934)   $6,948
                                               =========  ==========  =========  ========
  Earnings (loss) per share                      ($0.56)  $     0.11    ($0.48)    $0.20
                                               =========  ==========  =========  ========

Diluted:
  Weighted average shares                         35,596       34,339    35,154    34,550
  Common equivalent shares from
stock options and warrants                             0        1,055         0       744
                                                ---------  ----------  ---------  -------
Shares used in per share calculation              35,596       35,394    35,154    35,294
                                                =========  ==========  =========  =======
  Net income (loss)                             ($19,809)  $    3,844  ($16,934)  $ 6,948
                                                =========  ==========  =========  =======
  Earnings (loss) per share                       ($0.56)  $     0.11    ($0.48)  $  0.20
                                               ==========  ==========  =========  =======

Options outstanding at 3/31/00 and at 3/31/99
  not included in computation of diluted
  EPS because the exercise price was greater
  than the average market price.                    495         2,328       519     5,925

Options outstanding at 3/31/00 and at 3/31/99
  not included in computation of diluted
  EPS because their inclusion would have
  an anti-dilutive effect.                          10,462       ----    10,438      ----

5.     COMPREHENSIVE  INCOME

The components of other comprehensive income for the three and six months ended March 31, 2000 and 1999 are as follows (in thousands):

Three  Months  Ended     Six  Months  Ended
      March  31,             March  31,
2000          1999        2000       1999
----          ----        ----       ----
                                                           (unaudited)
Net income (loss)                             ($19,809)  $3,844    ($16,934   $6,948
Other comprehensive income (loss):
   Foreign currency translation adjustment         (79)    (597)        (78)    (853)
   Unrealized gain (loss) on equity security   (47,730)      --      29,124       --
   Gross tax benefit (provision) on             19,011       --     (11,600)      --
      unrealized loss/gain
   Reversal (provision) of deferred
      tax valuation allowance                   (5,479)      --       4,141       --
                                              ---------  -------  ----------  -------
Total comprehensive income (loss)             ($54,086)  $3,247   $   4,653   $6,095
                                              =========  =======  ==========  =======

6.     RECENT  ACCOUNTING  PRONOUNCEMENTS

In March 2000, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation - an interpretation of APB Opinion No. 25. This interpretation has provisions that are effective on staggered dates, some of which began after December 15, 1998 and others that become effective after June 30, 2000. The adoption of this interpretation did not and will not have a material impact on the Company's financial statements.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 (SAB 101), Revenue Recognition in Financial Statements. SAB 101 provides guidance for revenue recognition under certain circumstances. Management does not believe the adoption of SAB 101 will have a material impact on the Company's financial statements.

In December 1998, the Accounting Standards Executive Committee issued Statement of Position 98-9 (SOP 98-9), Modification of SOP 97-2 Software Revenue
Recognition. SOP 98-9 amends SOP 97-2 to require that an entity recognize revenue for multiple element arrangements by means of the "residual method" when
(1) there is vendor-specific objective evidence ("VSOE") of the fair values of all the undelivered elements that are not accounted for by means of long-term contract accounting, (2) VSOE of fair value does not exist for one or more of the delivered elements, and (3) all revenue recognition criteria of SOP 97-2 (other than the requirement for VSOE of the fair value of each delivered element) are satisfied. The provisions of SOP 98-9 that extend the deferral of certain paragraphs of SOP 97-2 became effective December 15, 1998. These paragraphs of SOP 97-2 and SOP 98-9 were effective for transactions entered into for fiscal years beginning after March 15, 1999. Retroactive application is prohibited. The adoption of SOP 98-9 did not have a significant impact on the Company's financial statements.

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 (SFAS 133), Accounting for Derivative Instruments and Hedging Activities, which establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. In June 1999, the FASB issued Statement of Financial Accounting Standards No. 137
(No. 137), Accounting for Derivative Instruments - Deferral of the Effective Date of SFAS Statement No. 133. SFAS 137 defers the effective date of SFAS 133 until June 15, 2000. Management does not believe this will have a material effect on the Company's financial statements. The Company will adopt SFAS 133 as required for its first quarterly filing of fiscal year 2001.

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

RESULTS  OF  OPERATIONS

NET  REVENUES
Net revenues for the three months ended March 31, 2000 decreased 36% to $35.5 million from $55.7 million in the same period in fiscal 1999. For the six months ended March 31, 2000, net revenues decreased 18% to $89.2 million from $108.4 million for the six months ended March 31, 1999. The decline in revenue performance was worldwide across most geographies and is attributable to continued customer delays due to Year 2000 issues as well as other market factors. No one customer accounted for more than 10% of net revenues in the second quarter ended March 31, 2000 or in the same period in the prior year.

International revenues continue to represent a significant portion of total net revenues comprising 51% of the revenues for the second fiscal quarter of 2000 and 56% for the same quarter in fiscal 1999.

COSTS  AND  EXPENSES
Cost of revenues as a percentage of net revenues increased to 29% in the second quarter of fiscal 2000 from 23% in the same period of 1999. For the six month periods ended March 31, 2000 and 1999, cost of revenues represented 25% and 23% of net revenues, respectively. A significant portion of cost of goods sold is fixed and the decrease in revenue seriously impacted gross margin. These fixed costs include technology and overhead costs.

Research and development expenses increased 9% to $11.6 million in the second quarter of fiscal 2000 from $10.7 million in the comparable quarter of fiscal 1999, or 33% and 19% of net revenues, respectively. For the six months ended March 31, 2000, research and development expenses increased 6% to $22.2 million compared to $20.9 million for the same period in 1999. This represented 25% of net revenues in fiscal 2000 and 19% in fiscal 1999. The increase in spending was due to higher labor costs as well as one-time technology charges.

Sales and marketing expenses decreased 1% to $23.7 million in the second quarter of fiscal 2000 from $24.0 million for the comparable quarter of the prior year. Sales and marketing expenses represented 67% of net revenues in the second quarter of fiscal 2000 and 43% in 1999. For the six months ended March 31, 2000, sales and marketing expenses increased to $49.0 million (55% of net revenues) from $47.3 million (44% of net revenues) for the same period of the prior fiscal year. Increased expenses due to higher staffing levels was offset by reductions in sales program costs that vary directly with sales, including commissions and cooperative advertising.

General and administrative expenses remained constant at $4.7 million for the second quarter of fiscal 2000 and 1999, representing 13% and 8% of net revenues, respectively. For the six months ended March 31, 2000, general and administrative expenses held constant at $8.5 million, or 10% of net revenues, compared to $8.5 million, or 8% of net revenues, for the same period in 1999.

Non-recurring charges of $5.9 million incurred in the second quarter of fiscal 2000 related to a worldwide restructuring, representing 17% of net revenues for the quarter ending March 31, 2000 and 7% of net revenues for the six month period ending March 31, 2000. The charge includes a reduction in headcount of approximately 70 employees, write-offs of certain acquired technologies, write-offs of certain fixed assets, and elimination of non-essential facilities. Of the $5.9 million, $4.6 million related to cash expenditures and $1.3 million related to non-cash charges. The Company has determined that it will restructure its business operations into three independent divisions, each with a separate management team and dedicated development, marketing and sales organizations - the Server Software Division, the Tarantella Division and the Professional Services Division. The Company believes this reorganization creates independent focused teams that can pursue revenue in their respective markets and is effective April 1, 2000. The Company believes that as a result of creating these independent, focused organizations the Company will be better able to control and measure the success of these businesses. The restructuring charge related to cash expenditures included $3.6 million for severance costs and $1.0 million for facilities costs. The majority of the reduction in force was in product development for the Server Software Division. The Company anticipates that the majority of the payments will be made by the end of fiscal 2000.

Other income consists of net interest income, foreign exchange gain and loss, and realized gain and loss on investments, as well as other miscellaneous income and expense items. For the second quarter of fiscal 2000, net interest income was $0.6 million, compared to $0.5 million for the same quarter of fiscal 1999. For the six months ended March 31, 2000, net interest income was $1.2 million as compared to $1.1 million for the same period in 1999. Other income was $0.9 million in the second quarter of fiscal 2000, compared to $0.4 million for the same period of fiscal 1999. For the six months ended March 31, 2000, other income was $1.7 million as compared to $0.4 million for the same period in 1999. The growth in other income was due to the gain on the sale of an equity security investment.

The provision for income taxes was $0.7 million for the second quarter of fiscal 2000 compared to $0.7 million for the same period of the prior fiscal year, and $1.4 million for the six months ended March 31, 2000, compared to $1.5 million for the corresponding fiscal 1999 period. The tax provisions for the second quarter and six month period of the current fiscal year reflects foreign taxes payable. The tax provisions for the second quarter and six month periods of fiscal 1999 reflects foreign taxes payable and the realization of certain U.S. deferred tax assets for which a valuation allowance was previously established.

Net loss for the second quarter of fiscal 2000 was $19.8 million compared to net income of $3.8 million for the same quarter in fiscal 1999. For the six months ended March 31, 2000, net loss was $16.9 million compared to net income of $6.9 million in the same period in 1999.

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

The Company participates in a highly dynamic industry and future results could be subject to significant volatility, particularly on a quarterly basis. The Company's revenues and operating results may be unpredictable due to the Company's shipment patterns. The Company operates with little backlog of orders because its products are generally shipped as orders are received. In general, a substantial portion of the Company's revenues have been booked and shipped in the third month of the quarter, with a concentration of these revenues in the latter half of that third month. In addition, the timing of closing of large license contracts and the release of new products and product upgrades increase the risk of quarter to quarter fluctuations and the uncertainty of quarterly operating results. The Company's staffing and operating expense levels are based on an operating plan and are relatively fixed throughout the quarter. As a result, if revenues are not realized in the quarter as expected, the Company's expected operating results and cash balances could be adversely affected, and such effect could be substantial and could result in an operating loss and depletion of the Company's cash balances. In such event, it may not be possible for the Company to secure sources of cash to maintain operations.

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

Substantial portions of the Company's revenues are derived from sales to customers outside the United States. Trade sales to international customers represented 51% and 56% of total revenues for the second quarter of fiscal 2000 and 1999, respectively. A substantial portion of the international revenues of the Company's U.K. subsidiary are denominated in the U.S. dollar, and operating results can vary with changes in the U.S. dollar exchange rate to the U.K. pound sterling. The Company's revenues can also be affected by general economic conditions in the United States, Europe and other international markets. The Company's operating strategy and pricing take into account changes in exchange rates over time. However, the Company's results of operations may be significantly affected in the short term by fluctuations in foreign currency exchange rates.

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

The Company is exposed to equity price risk regarding the marketable portion of equity securities in its portfolio of investments entered into for the promotion of business and strategic objectives. The Company is exposed to fluctuations in the market values of our portfolio investments. The Company maintains investment portfolio holdings of various issuers, types and maturities. These securities are generally classified as available for sale and consequently, are recorded on the balance sheet at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income, net of tax. Part of this portfolio includes minority equity investments in several publicly traded companies, the values of which are subject to market price volatility. The Company has also invested in several privately held companies, many of which can still be considered in the startup or development stages. These investments are inherently risky as the market for the technologies or products they have under development are typically in the early stages and may never materialize. The Company could lose its entire initial investment in these companies. The Company typically does not attempt to reduce or eliminate its market exposure pertaining to these equity securities.

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

LIQUIDITY  AND  CAPITAL  RESOURCES

Cash, cash equivalents and short-term investments were $48.3 million at March 31, 2000, representing 32% of total assets. The six month decrease in cash and short-term investments of $14.5 million was primarily attributable to the decrease in revenue and a decrease in sales linearity, resulting in lower cash collections. The Company's operating activities used cash of $5.2 million for the first six months of fiscal 2000, compared to $14.0 million provided by operating activities for fiscal 1999. Cash used for investing activities during the six month period was $4.7 million in fiscal 2000 and $2.4 million in fiscal 1999. In both fiscal 2000 and 1999 cash was used to fund purchases of property and equipment, common stock repurchases and short-term investments. Cash used for financing activities was $3.5 million for the first six months of fiscal
2000 compared with $7.0 million for the same period in fiscal 1999. In both fiscal 2000 and 1999, proceeds from the issuance of common stock were more than offset by the Company's stock repurchases and payments on capital lease obligations.

At March 31, 2000, the Company had available lines of credit of approximately $15.9 million under which the Company had $0.4 million in outstanding borrowings. The Company believes that its existing cash and short-term investments, funds generated from operations and available borrowing capabilities will be sufficient to meet its operating requirements through at least the end of the fiscal year.

The Company's second quarter ended March 31, 2000 Days Sales Outstanding (DSO) was 65.0 days, an increase of 22.2 days from the first quarter of fiscal 2000.

The Company is engaged in a systematic repurchase of the Company's Common Stock for the funding of its employee stock programs. Additionally, the Company is authorized to buy back up to 6,000,000 additional shares under a non-systematic repurchase program. As of March 31, 2000, 3,104,050 shares had been repurchased and retired under this non-systematic program.

As of March 31, 2000, the Company had an equity investment in Rainmaker Systems, Inc. having a fair market value of $29.6 million and a cost basis of $1.3 million. During the first quarter of fiscal 2000, the Company recorded an unrealized gain related to its investment in Rainmaker Systems, which completed its initial public offering during that quarter. The fair market value of this investment could fluctuate substantially due to changing stock prices. In connection with Rainmaker's initial public offering, the Company has agreed not to sell or otherwise dispose of any of its shares until May 15, 2000 in compliance with securities laws. This investment is available-for-sale, and the Company may choose to sell a portion of this investment position in the future.

RECENT  ACCOUNTING  PRONOUNCEMENTS

In March 2000, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation - an interpretation of APB Opinion No. 25. This interpretation has provisions that are effective on staggered dates, some of which began after December 15, 1998 and others that become effective after June 30, 2000. The adoption of this interpretation did not and will not have a material impact on the Company's financial statements.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 (SAB 101), Revenue Recognition in Financial Statements. SAB 101 provides guidance for revenue recognition under certain circumstances. Management does not believe SAB 101 will have a material impact on the Company's financial statements.

In December 1998, the Accounting Standards Executive Committee issued Statement of Position 98-9 (SOP 98-9), Modification of SOP 97-2 Software Revenue
Recognition. SOP 98-9 amends SOP 97-2 to require that an entity recognize revenue for multiple element arrangements by means of the "residual method" when
(1) there is vendor-specific objective evidence ("VSOE") of the fair values of all the undelivered elements that are not accounted for by means of long-term contract accounting, (2) VSOE of fair value does not exist for one or more of the delivered elements, and (3) all revenue recognition criteria of SOP 97-2 (other than the requirement for VSOE of the fair value of each delivered element) are satisfied. The provisions of SOP 98-9 that extend the deferral of certain paragraphs of SOP 97-2 became effective December 15, 1998. These paragraphs of SOP 97-2 and SOP 98-9 were effective for transactions entered into for fiscal years beginning after March 15, 1999. Retroactive application is prohibited. The adoption of SOP 98-9 did not have a significant impact on the Company's financial statements.

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 (SFAS 133), Accounting for Derivative Instruments and Hedging Activities, which establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. In June 1999, the FASB issued Statement of Financial Accounting Standards No. 137
(No. 137), Accounting for Derivative Instruments - Deferral of the Effective Date of SFAS Statement No. 133. SFAS 137 defers the effective date of SFAS 133 until June 15, 2000. Management does not believe this will have a material effect on the Company's financial statements. The Company will adopt SFAS 133 as required for its first quarterly filing of fiscal year 2001.


ITEM  3.  QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK

The information called for by this item is provided under the paragraph beginning with the sentence "The Company is exposed to equity price risk regarding the marketable portion of equity securities in its portfolio of investments entered into for the promotion of business and strategic objectives," under the caption "Factors That May Affect Future Results" under
Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

                           PART II. OTHER INFORMATION

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

The Santa Cruz Operation, Inc. held an annual meeting of shareholders on February 22, 2000. The following matters were approved by the shareholders by the votes indicated:



MATTER                  NUMBER OF SHARES
----------------------  ----------------
                        FOR               WITHHELD
                        ----------------  ---------

ELECTION OF DIRECTORS:

Ninian Eadie                  25,959,996  5,441,833
Ronald Lachman                25,958,565  5,443,264
Robert M. McClure             25,956,921  5,444,908
Douglas L. Michels            25,956,751  5,445,078
Alok Mohan                    25,421,681  5,980,148
R. Duff Thompson              25,956,721  5,445,108
Gilbert Williamson            25,953,739  5,448,090

OTHER MATTERS:                   FOR         AGAINST    ABSTAIN  NO VOTE
                                 ----------  ---------  -------  ----------

Amendment of the Company's       12,778,185  5,761,860   56,978  12,804,806
1994 Incentive Stock Option
Plan to increase the Plan share
reserve by 3,000,000 shares.

Amendment of the Company's       15,035,074  3,478,796   85,153  12,804,806
1993 Director Option Plan to
increase the Plan share reserve
 by 250,000 shares.

Amendment of the Company's       15,536,328  2,978,865   75,930  12,810,706
1993 Employee Stock Purchase
Plan to increase the Plan share
Reserve by 750,000 shares.

Ratification of                  31,331,615     42,576   27,638         -0-
PricewaterhouseCoopers, LLP
as independent certified public
accountants of the Company.


ITEM  6.  EXHIBITS

(a)  Exhibits

27     Financial  Data  Schedule.


ITEMS  1,  2,  3  AND  5  ARE  NOT  APPLICABLE  AND  HAVE  BEEN  OMITTED.

                                   Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                   The  Santa  Cruz  Operation,  Inc.


     Date:  May  15, 2000                    By: /s/ Douglas L.  Michels
                                        ---------------------------------------
                                                      Douglas L. Michels
                                             President, Chief Executive Officer

  By: /s/ Jenny Twaddle
                                        ---------------------------------------
Jenny Twaddle
                                           Vice President, Corporate Controller
                                          and Acting  Chief  Financial  Officer

EXHIBIT INDEX

Exhibits
 27    Financial Data Schedule.