Form 10-Q
period 2000-06-30
SANTA CRUZ OPERATION INC
filed 2000-10-26
CIK 851560

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


                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000


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


The number of shares outstanding of the registrant's common stock as of June 30,
                              2000 was 35,947,635.

                         THE SANTA CRUZ OPERATION, INC.

                                    FORM 10-Q

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

                                TABLE OF CONTENTS

PART  I.  FINANCIAL  INFORMATION




ITEM 1.       FINANCIAL STATEMENTS                                                          PAGE
                                                                                            ----

A)  CONSOLIDATED STATEMENTS OF OPERATIONS
      FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2000 AND 1999 . .. . . . . . . . . . . . . .1

B)  CONSOLIDATED BALANCE SHEETS
      AS OF JUNE 30, 2000 AND SEPTEMBER 30, 1999 . . . . . . . . . . . . . . . . . . . . . . .2

C)  CONSOLIDATED STATEMENTS OF CASH FLOWS
      FOR THE NINE MONTHS ENDED JUNE 30, 2000 AND 1999 . . . . . . . . . . . . . . . . . . . .3

D)  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS . . . . . . . . . . . . . . . . . . . . . . . .4

ITEM 2  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
  RESULTS OF OPERATIONS . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 8

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK . . . . . . . . . . . . 13

PART II.  OTHER INFORMATION

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K. . . . . . . . . . . . . . . . . . . . . . . . . 14

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 15


                         Part I.  Financial Information
                          Item I.  Financial Statements


THE  SANTA  CRUZ  OPERATION,  INC.


CONSOLIDATED  STATEMENTS  OF  OPERATIONS
(In  thousands,  except  earnings  per  share)
----------------------------------------------




                                                               THREE MONTHS ENDED       NINE MONTHS ENDED
                                                                     JUNE 30,              JUNE 30,
                                                                  2000       1999       2000        1999
                                                                    (UNAUDITED)           (UNAUDITED)
---------------------------------------------------------------------------------------------------------
  NET REVENUES
    Licenses                                                  $  23,493   $ 53,218   $104,743   $154,263
    Services                                                      3,438      3,842     11,383     11,241
---------------------------------------------------------------------------------------------------------
      Total net revenues                                         26,931     57,060    116,126    165,504
---------------------------------------------------------------------------------------------------------
  COST OF REVENUES
    Licenses                                                      5,000      7,698     16,659     23,349
    Services                                                      4,680      4,976     15,110     14,149
---------------------------------------------------------------------------------------------------------
      Total cost of revenues                                      9,680     12,674     31,769     37,498
---------------------------------------------------------------------------------------------------------
      GROSS MARGIN                                               17,251     44,386     84,357    128,006
---------------------------------------------------------------------------------------------------------
  OPERATING EXPENSES:
    Research and development                                      9,532     10,772     31,742     31,630
    Sales and marketing                                          20,969     24,657     69,991     71,982
    General and administrative                                    5,348      4,473     13,856     12,957
    Restructuring charges                                             -          -      5,887          -
---------------------------------------------------------------------------------------------------------
      Total operating expenses                                   35,849     39,902    121,476    116,569
---------------------------------------------------------------------------------------------------------
      OPERATING INCOME (LOSS)                                   (18,598)     4,484    (37,119)    11,437
  OTHER INCOME (EXPENSE):
    Interest income, net                                            408        458      1,600      1,532
    Other income (expense), net                                    (168)       598      1,577      1,034
---------------------------------------------------------------------------------------------------------
      Income (loss) before income taxes                         (18,358)     5,540    (33,942)    14,003
    Income taxes                                                    882      1,005      2,232      2,520
---------------------------------------------------------------------------------------------------------
      NET INCOME (LOSS)                                         (19,240)     4,535    (36,174)    11,483
---------------------------------------------------------------------------------------------------------
  OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX
    Unrealized gain (loss) on available-for-sale
      equity securities                                         (16,249)         -      5,416          -
    Foreign currency translation adjustment                        (226)       (26)      (304)      (879)
---------------------------------------------------------------------------------------------------------
      COMPREHENSIVE INCOME (LOSS)                             $ (35,715)  $   4,509  $(31,062)  $ 10,604
---------------------------------------------------------------------------------------------------------
      EARNINGS (LOSS) PER SHARE:
           Basic                                              $   (0.54)  $    0.13  $  (1.02)  $   0.33
           Diluted                                            $   (0.54)  $    0.13  $  (1.02)  $   0.32
---------------------------------------------------------------------------------------------------------
      SHARES USED IN EARNINGS (LOSS) PER SHARE CALCULATION:
           Basic                                                 35,860      33,951    35,390     34,351
           Diluted                                               35,860      36,082    35,390     35,521
---------------------------------------------------------------------------------------------------------

          See accompanying notes to consolidated financial statements.

THE  SANTA  CRUZ  OPERATION,  INC.



                                                                   JUNE 30,     SEPTEMBER 30,
CONSOLIDATED BALANCE SHEETS                                          2000           1999
(In thousands)                                                   (UNAUDITED)
-----------------------------------------------------------------------------------------------
  ASSETS
  Current assets:
    Cash and cash equivalents                                    $    12,078   $       33,683
    Short-term investments                                            19,267           29,161
    Receivables, net                                                  19,205           32,309
    Available-for-sale equity securities                              10,504                -
    Deferred tax assets                                                    3            1,202
    Other current assets                                               5,042            6,310
---------------------------------------------------------------  ------------  ---------------
      Total current assets                                            66,099          102,665
---------------------------------------------------------------  ------------  ---------------
  Property and equipment, net                                         10,160           12,234
  Purchased software and technology licenses, net                      7,195           10,431
  Long-term deferred tax assets                                        6,623            6,623
  Other assets                                                         7,349            7,331
---------------------------------------------------------------  ------------  ---------------
        TOTAL ASSETS                                             $    97,426   $      139,284
---------------------------------------------------------------  ------------  ---------------
  LIABILITIES AND SHAREHOLDERS' EQUITY
  Current liabilities:
    Trade accounts payable                                       $     5,057   $        7,482
    Royalties payable                                                  4,194            7,217
    Income taxes payable                                               3,638            1,983
    Deferred income taxes                                              2,388                -
    Restructuring charge                                               4,042                -
    Accrued expenses and other current liabilities                    24,135           32,314
    Deferred revenues                                                  8,346            8,856
---------------------------------------------------------------  ------------  ---------------
      Total current liabilities                                       51,800           57,852
---------------------------------------------------------------  ------------  ---------------
  Long-term lease obligations                                            840            2,332
  Long-term deferred revenues                                          1,465            2,571
  Other long-term liabilities                                          4,755            6,191
---------------------------------------------------------------  ------------  ---------------
      Total long-term liabilities                                      7,060           11,094
---------------------------------------------------------------  ------------  ---------------
  SHAREHOLDERS' EQUITY
    Common stock, no par value, net, authorized 100,000 shares
      Issued and outstanding 35,948 and 34,346 shares                105,491          106,201
    Accumulated other comprehensive income                             5,520              408
    Accumulated deficit                                              (72,445)         (36,271)
---------------------------------------------------------------  ------------  ---------------
      Total shareholders' equity                                      38,566           70,338
---------------------------------------------------------------  ------------  ---------------
        TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY               $    97,426   $      139,284
---------------------------------------------------------------  ------------  ---------------

          See accompanying notes to consolidated financial statements.

THE  SANTA  CRUZ  OPERATION,  INC.

CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS
(In  thousands)



                                                                     NINE MONTHS ENDED
                                                                  -----------------------
                                                                          JUNE 30,
                                                                    2000            1999
                                                                        (UNAUDITED)
------------------------------------------------------------------------------------------
  CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                               $  (36,174)  $ 11,483
  Adjustments to reconcile net income (loss) to net cash
       provided by (used for) operating activities -
    Depreciation and amortization                                      8,827      9,434
    Exchange (gain) loss                                                (115)      (166)
  Changes in operating assets and liabilities -
    Receivables                                                       12,632     (3,253)
    Other current assets                                               1,231      3,519
    Other assets                                                       1,370      1,224
    Royalties payable                                                 (3,030)     1,397
    Trade accounts payable                                            (2,336)      (113)
    Income taxes payable                                               1,780      1,187
    Restructuring charge                                               4,042          -
    Accrued expenses and other current liabilities                    (6,783)     2,932
    Deferred revenues                                                 (1,526)    (3,968)
----------------------------------------------------------------------------------------
        Net cash provided by (used for) operating activities         (20,082)    23,676
----------------------------------------------------------------------------------------
  CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of property and equipment                               (2,601)    (4,773)
    Purchases of software and technology licenses                       (617)    (2,266)
    Sales of short-term investments                                   20,570     20,576
    Purchases of short-term investments                              (10,676)   (22,029)
    Investments in other assets                                       (3,554)      (138)
----------------------------------------------------------------------------------------
        Net cash provided by (used for) investing activities           3,122     (8,630)
----------------------------------------------------------------------------------------
  CASH FLOWS FROM FINANCING ACTIVITIES:
    Payments on capital leases                                        (2,274)    (2,678)
    Net proceeds from sale of common stock                            11,978      1,690
    Repurchases of common stock                                      (12,786)   (10,806)
    Other long-term liabilities                                       (1,339)    (1,184)
----------------------------------------------------------------------------------------
        Net cash used for financing activities                        (4,421)   (12,978)
----------------------------------------------------------------------------------------
  Effects of exchange rate changes on cash and cash equivalents         (224)      (716)
----------------------------------------------------------------------------------------
  Change in cash and cash equivalents                                (21,605)     1,352
  Cash and cash equivalents at beginning of period                    33,683     23,758
----------------------------------------------------------------------------------------
  Cash and cash equivalents at end of period                      $   12,078   $ 25,110
----------------------------------------------------------------------------------------
  SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
      Non-cash financing and investing activities-
    Unrealized gain on available-for-sale equity securities       $    9,002   $      -
    Assets recorded under capital leases                                  20         21
----------------------------------------------------------------------------------------

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


2.     RESTRUCTURING  CHARGE

During the second quarter of fiscal 2000, the Company announced and completed a restructuring plan, which resulted in a one-time charge of $5.9 million. The charge included a reduction in headcount of approximately 70 employees, write-offs of certain acquired technologies, write-offs of certain fixed assets, and elimination of non-essential facilities. Of the $5.9 million charge, $4.6 million related to cash expenditures and $1.3 million related to non-cash charges. The Company has restructured its business operations into three independent divisions, each with a separate management team and dedicated development, marketing and sales organizations - the Server Software Division, the Tarantella Division and the Professional Services Division. The Company believes this reorganization creates independent focused teams that can pursue revenue in their respective markets and was effective April 1, 2000. The
Company believes that as a result of creating these independent, focused organizations the Company will be better able to control and measure the success of these businesses. The restructuring charge related to cash expenditures included $3.6 million for severance costs and $1.0 million for facilities costs. The majority of the reduction in force was in product development for the Server Software Division. As of June 30, 2000, a total of 56 positions have been eliminated. The Company anticipates that the majority of the payments will be made by the end of fiscal 2000.

The  restructuring  charge  payable  can  be  summarized  as  follows:

                                  Reduction
(In thousands)                    in Force     Facilities   Technology    Other    Total
-------------------------------  -----------  ------------  -----------  -------  --------
Restructuring charge accrued     $    3,574   $     1,052   $       667  $  594   $ 5,887
Quarterly payments/adjustments       (1,740)          (36)            -     (69)   (1,845)
                                 -----------  ------------  -----------  -------  --------

Accrual at June 30, 2000         $    1,834   $     1,016   $       667  $  525   $ 4,042
                                 ===========  ============  ===========  =======  ========


1.     SEGMENT  INFORMATION

For the quarter ended June 30, 2000, the Company reviewed the performance of its three divisions - the Server Software Division, the Tarantella Division, and the Professional Services Division. Each segment markets the Company's software products and services to companies in a number of industries including telecommunications, manufacturing and government bodies. These products and services are either sold directly by each segment's sales force or are sold to end users through distributors or OEMs.

The  following  table  presents  information  about  reportable  segments
(in thousands):


                                           Three Months Ended          Nine Months Ended
                                                June 30,                    June 30,
                                            2000         1999          2000          1999
                                          --------     --------      --------      -------
                                                           (unaudited)
Net Revenues:
   Server software division               $24,757      $54,346       $107,129     $155,908
   Tarantella division                      2,528        2,223          8,519        7,795
   Professional services division             842          912          3,018        2,222
   Corporate adjustments                   (1,196)        (421)        (2,540)        (421)
                                          --------     --------      --------      -------
Total net revenues                        $26,931      $57,060       $116,126      $165,50
                                          =======      ========      ========      =======

Gross Margin:
   Server software division               $16,715      $43,215        $80,598     $123,792
   Tarantella division                      1,854        1,734          6,412        5,982
   Professional services division            (591)        (563)        (1,926)      (1,768)
   Corporate adjustments                     (727)         ---           (727)         ---
                                          --------     --------      --------      -------
Total gross margin                        $17,251      $44,386        $84,357     $128,006
                                          =======      ========      ========      =======

Operating Income (Loss):
   Server software division               $(8,510)      $7,626       $(15,909)     $19,116
   Tarantella division                     (8,538)      (2,271)       (11,895)      (5,011)
   Professional services division          (1,550)        (871)        (3,428)      (2,668)
   Corporate adjustments                      ---          ---         (5,887)         ---
                                          --------     --------      --------      -------
Total operating income (loss)            $(18,598)       $4,484      $(37,119)     $11,437
                                          =======      ========      ========      =======


4.     COMPREHENSIVE  INCOME

The  components  of  other  comprehensive  income are as follows (in thousands):

                                                 Three Months Ended             Nine Months Ended
                                                    June 30,                         June 30,
                                                2000           1999          2000           1999
                                              ---------     ---------     ---------       ---------
                                                                   (unaudited)
Net income (loss)                             $(19,240)      $4,535       $(36,174)        $11,483
Other comprehensive income (loss):
  Foreign currency translation adjustment         (226)         (26)          (304)           (879)
  Unrealized gain (loss) on equity security    (20,122)          --          9,002              --
  Gross tax benefit (provision) on               9,212           --         (2,388)             --
       unrealized loss/gain
  Reversal (provision) of deferred
       tax valuation allowance                  (5,339)          --         (1,198)             --
                                              ---------      -------      ---------         ------
Total comprehensive income (loss)             $(35,715)       $4,509      $(31,062)        $10,604
                                              =========      =======      =========        =======


5.     EARNINGS  (LOSS)  PER  SHARE  (EPS)  DISCLOSURES

The Company calculates earnings (loss) per share in accordance with the provisions of Statement of Financial Accounting Standards No. 128 (SFAS 128), Earnings Per Share. SFAS 128 requires the presentation of basic and diluted earnings per share. Basic EPS is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS is computed giving effect to all dilutive potential common shares that were outstanding during the period. Dilutive potential common shares consist of the incremental common shares issuable upon the exercise of stock options for all periods. Basic and diluted earnings per share were calculated as follows during the three month and nine month periods ended June 30, 2000 and 1999:

(In thousands, except per share data)         Three Months Ended           Nine months Ended
                                                    June 30,                      June 30,
                                                2000          1999          2000         1999
                                              --------     --------      ---------     --------
                                                                   (unaudited)
Basic:
Weighted average shares                         35,860       33,951         35,390      34,351
                                              ========       ======         ======      ======
Net income (loss)                             $(19,240)     $ 4,534       $(36,174)    $11,483
                                              =========     =======       =========    =======
Earnings (loss) per share                     $  (0.54)       $0.13         $(1.02)      $0.33
                                              =========     =======       =========    =======

Diluted:
Weighted average shares                         35,860       33,951         35,390      34,351
Common equivalent shares from
stock options and warrants                           0        2,131              0       1,170
                                               -------      -------        -------     -------
Shares used in per share calculation            35,860       36,082         35,390      35,521
                                              =========     =======       =========    =======
Net income (loss)                             $(19,240)     $ 4,534       $(36,174)    $11,483
                                              =========     =======       =========    =======
Earnings (loss) per share                     $  (0.54)       $0.13         $(1.02)      $0.33
                                              =========     =======       =========    =======

Options outstanding at 6/30/00 and at 6/30/99
not included in computation of diluted
EPS because the exercise price was greater
than the average market price.                   3,103       1,608           1,644       2,381

Options outstanding at 6/30/00 and at 6/30/99
not included in computation of diluted
EPS because their inclusion would have
an anti-dilutive effect.                         7,537       ----            8,996        ----


6.     SUBSEQUENT  EVENT

On August 1, 2000, the Company entered into an agreement with Caldera Systems, Inc. in which Caldera Systems, Inc. will acquire the Company's Server Software and Professional Services Divisions. Caldera Systems, Inc. will form a new holding company, Caldera, Inc., to acquire assets from the Company's Server Software Division and the Company's Professional Services Division, including its employees, products and channel resources. Caldera, Inc. will have exclusive distribution rights for the SCO OpenServer product line. SCO will receive a 28% ownership interest in Caldera, Inc., which is estimated to be an aggregate of approximately 17.54 million shares of Caldera stock (including approximately 2 million shares reserved for employee options assumed by Caldera, Inc. for options currently held by SCO employees joining Caldera, Inc.), and $7.0 million in cash. In conjunction with the acquisition, The Canopy Group, Inc., a major stockholder of Caldera Systems, Inc., has agreed to loan $18.0 million to the Company. The terms of this loan are still to be negotiated but both parties have agreed the terms will be reasonable and customary. Further, Caldera Systems, Inc. has agreed to loan $7.0 million to the Company in the form of a short-term note repayable at the consummation of the transaction between SCO and Caldera Systems, Inc. SCO will retain its Tarantella Division and the SCO OpenServer revenue stream and intellectual properties. The boards of directors of both companies have unanimously approved the acquisition which is subject to the approval of Caldera Systems, Inc. and The Santa Cruz Operation, Inc. stockholders, and regulatory agencies, as well as meeting certain other closing conditions. The companies anticipate closing the transaction during October 2000.

7.     RECENT  ACCOUNTING  PRONOUNCEMENTS

In  June  2000,  the  Financial  Accounting  Standards  Board  issued  Financial
Accounting Standard No. 138 (FAS 138), Accounting for Certain Derivative Instruments - an amendment of FAS 133, Accounting for Derivative instruments and Hedging Activities. FAS 138 shall be effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. The Company does not expect this to have a material impact on our financial position and results of operations.

In March 2000, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation - an interpretation of APB Opinion No. 25. FIN 44 clarifies the application of Opinion 25 for (a) the definition of employee for purposes of applying Opinion 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions cover specific events that occur after either December 15, 1998, or January 12, 2000. The adoption of the conclusions covering the specific events after either December 15, 1998 or January 12, 2000 did not have a material effect on the financial position or results of operations of the Company. Management believes that the impact of the remaining provisions of FIN 44 will not have a material effect on the financial position or results of operations of the Company.

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 (SAB 101), Revenue Recognition in Financial Statements, which provides guidance on the recognition, presentation and disclosure of revenue in financials filed with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. The Company must adopt SAB 101 in the first quarter of fiscal 2001. Management believes that the impact of SAB 101 will not have a material effect on the financial position or results of operations of the Company. However, the interpretation of SAB 101 is still under discussion by the Securities and Exchange Commission and may be revised. Such revisions could have a material effect on the financial position or results of operations of the Company.

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

RESULTS  OF  OPERATIONS

NET  REVENUES
The Company's net revenues are derived from two primary sources, software licenses and fees for services which include engineering services, consulting, custom engineering, support and training.

Net revenues for the three months ended June 30, 2000 decreased 53% to $26.9 million from $57.0 million in the same period in fiscal 1999. For the nine months ended June 30, 2000, net revenues decreased 30% to $116.1 million from $165.5 million for the nine months ended June 30, 1999. The decline in revenue performance was worldwide across most geographies and is attributable to delays in large project deals as well as continued customer delays due to Year 2000 issues and other market factors. The recovery of the customer channel from the impact of Year 2000 has been slower than expected. No one customer accounted for more than 10% of net revenues in the third quarter ended June 30, 2000 or in the same period in the prior year.

License revenue for the three months ended June 30, 2000 was $23.5 million compared to $53.2 million in the same quarter of fiscal 1999. For the nine months ended June 30, 2000, license revenue was $104.7 million compared to $154.3 million for the same period in 1999. This decline is attributed to the lack of channel recovery from the impact of Y2K as well as delays in large project deals.

Service revenues decreased to $3.4 million for the three months ended June 30, 2000, from $3.8 million in the same period in 1999, a decline of 11%. For the nine months ended June 30, 2000, service revenue totaled $11.4 million compared to $11.2 million in the same period of fiscal 1999, a 1% increase. Service revenue was 13% of the total revenue for the third quarter, compared to 7% in the prior fiscal year.

International revenues continue to represent a significant portion of total net revenues comprising 54% of the revenues for the third fiscal quarter of 2000 and 56% for the same quarter in fiscal 1999.

COSTS  AND  EXPENSES
Cost of revenues as a percentage of net revenues increased to 36% in the third quarter of fiscal 2000 from 22% in the same period of 1999. For the nine month periods ended June 30, 2000 and 1999, cost of revenues represented 27% and 23% of net revenues, respectively. A significant portion of cost of goods sold is fixed and the decrease in revenue seriously impacted gross margin. These fixed costs include technology and overhead costs. Additionally, there was an increase in the royalty expense due to a higher-royalty bearing product mix.

Research and development expenses decreased 12% to $9.5 million in the third quarter of fiscal 2000 from $10.8 million in the comparable quarter of fiscal 1999, or 35% and 19% of net revenues, respectively. The decrease in spending was primarily due to lower labor costs driven by lower headcount as a result of a planned reduction in force. For the nine months ended June 30, 2000, research and development expenses increased to $31.7 million compared to $31.6 million for the same period in 1999. This represented 27% of net revenues in fiscal 2000 and 19% in fiscal 1999. The increase in spending for the nine month period relates primarily to one-time technology charges.

Sales and marketing expenses decreased 15% to $21.0 million in the third quarter of fiscal 2000 from $24.7 million for the comparable quarter of the prior year. Sales and marketing expenses represented 78% of net revenues in the third quarter of fiscal 2000 and 43% in 1999. For the nine months ended June 30, 2000, sales and marketing expenses decreased to $70.0 million (60% of net revenues) from $72.0 million (43% of net revenues) for the same period of the prior fiscal year. The decline is due to reductions in sales program costs that vary directly with revenue, including commissions and cooperative advertising.

General and administrative expenses increased to $5.3 million for the third quarter of fiscal 2000 from $4.5 million for the comparable quarter of fiscal 1999, representing 20% and 8% of net revenues, respectively. For the nine months ended June 30, 2000, general and administrative expenses increased to $13.9 million, or 12% of net revenues, compared to $13.0 million, or 8% of net
revenues,  for  the  same  period  in  1999.   The  increase  in  general  and
administrative expenses is primarily driven by the transfer of certain staff from other functions due to the creation of the Company's divisions.

Non-recurring charges of $5.9 million were incurred in the second quarter of fiscal 2000 related to a worldwide restructuring, representing 5% of net revenues for the nine month period ending June 30, 2000. The charge included a reduction in headcount of approximately 70 employees, write-offs of certain acquired technologies, write-offs of certain fixed assets, and elimination of non-essential facilities. Of the $5.9 million, $4.6 million related to cash expenditures and $1.3 million related to non-cash charges. The Company has restructured its business operations into three independent divisions, each with a separate management team and dedicated development, marketing and sales organizations - the Server Software Division, the Tarantella Division and the Professional Services Division. The Company believes this reorganization creates independent focused teams that can pursue revenue in their respective markets and was effective April 1, 2000. The Company believes that as a result of creating these independent, focused organizations the Company will be better able to control and measure the success of these businesses. The restructuring charge related to cash expenditures included $3.6 million for severance costs and $1.0 million for facilities costs. The majority of the reduction in force was in product development for the Server Software Division. As of June 30, 2000, a total of 56 positions have been eliminated. The Company anticipates that the majority of the payments will be made by the end of fiscal 2000.

Other income consists of net interest income, foreign exchange gain and loss, and realized gain and loss on investments, as well as other miscellaneous income and expense items. For the third quarter of fiscal 2000, net interest income was $0.4 million, compared to $0.5 million for the same quarter of fiscal 1999. For the nine months ended June 30, 2000, net interest income was $1.6 million as compared to $1.5 million for the same period in 1999. Other expense was $0.2 million in the third quarter of fiscal 2000, compared to income of $0.6 million for the same period of fiscal 1999. For the nine months ended June 30, 2000, other income was $1.6 million as compared to $1.0 million for the same period in 1999. The year to date growth in other income was due to the gain on the sale of an equity security investment.

The provision for income taxes was $0.9 million for the third quarter of fiscal 2000 compared to $1.0 million for the same period of the prior fiscal year, and $2.2 million for the nine months ended June 30, 2000, compared to $2.5 million for the corresponding fiscal 1999 period. The tax provisions for the third quarter and nine month periods of the current fiscal year reflect foreign taxes payable. The tax provisions for the third quarter and nine month periods of fiscal 1999 reflects foreign taxes payable and the realization of certain U.S. deferred tax assets for which a valuation allowance was previously established.

Net loss for the third quarter of fiscal 2000 was $19.2 million compared to net income of $4.5 million for the same quarter in fiscal 1999. For the nine months ended June 30, 2000, net loss was $36.2 million compared to net income of $11.5 million in the same period in 1999.

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

Substantial portions of the Company's revenues are derived from sales to customers outside the United States. Trade sales to international customers represented 54% and 56% of total revenues for the third quarter of fiscal 2000 and 1999, respectively. A substantial portion of the international revenues of the Company's U.K. subsidiary are denominated in the U.S. dollar, and operating results can vary with changes in the U.S. dollar exchange rate to the U.K. pound sterling. The Company's revenues can also be affected by general economic conditions in the United States, Europe and other international markets. The Company's operating strategy and pricing take into account changes in exchange rates over time. However, the Company's results of operations may be significantly affected in the short term by fluctuations in foreign currency exchange rates.

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

On August 1, 2000, the Company entered into an agreement with Caldera Systems, Inc. ("Caldera") in which Caldera will acquire the Company's Server Software Division and its Professional Services Division. This transaction involves a number of risks, including but not limited to i) the potential disruption of the Company's business that might result from employee or customer uncertainty, and lack of focus following announcement of the transaction in connection with integrating the operations of Caldera and the Company; ii) the risk that the announcement of the transaction could result in decisions by customers to defer purchases of products; iii) the substantial charges to be incurred due to the transaction; iv) the difficulties of managing geographically dispersed operations; and v) the possibility that the transactions contemplated in the agreement with Caldera might not be consummated.

Further, once the aforesaid transaction is consummated, the ongoing operations will be significantly altered. The Company's revenues will be derived from only two product lines - Tarantella products, which have only been recently introduced by the Company, and OpenServer products, which are mature products to be distributed on the Company's behalf by Caldera. While the Company believes that its staffing plan following the consummation of the transaction is reasonable, it is possible that the Company may find itself to be overstaffed or, on the other hand, unable to retain sufficient staff to sustain efficient operations. Following the close of the transaction, the company will hold in its treasury a significant investment in Caldera, the value of which may be subject to significant fluctuations.

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

The Company is exposed to equity price risk regarding the marketable portion of equity securities in its portfolio of investments entered into for the promotion of business and strategic objectives. This risk will increase significantly after the consummation of the transaction with Caldera. The Company is exposed to fluctuations in the market values of our portfolio investments. The Company maintains investment portfolio holdings of various issuers, types and maturities. These securities are generally classified as available for sale and consequently, are recorded on the balance sheet at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income, net of tax. Part of this portfolio includes minority equity investments in several publicly traded companies, the values of which are subject to market price volatility. The Company has also invested in several privately held companies, many of which can still be considered in the startup or development stages. These investments are inherently risky as the market for the technologies or products they have under development are typically in the early stages and may never materialize. The Company could lose its entire initial investment in these companies. The Company typically does not attempt to reduce or eliminate its market exposure pertaining to these equity securities.

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

LIQUIDITY  AND  CAPITAL  RESOURCES

Cash, cash equivalents and short-term investments were $31.3 million at June 30, 2000, representing 32% of total assets. The six month decrease in cash and short-term investments of $31.5 million was primarily attributable to the decrease in revenue and a decrease in sales linearity, resulting in lower cash collections. The Company's operating activities used cash of $20.1 million for the first nine months of fiscal 2000, compared to $23.7 million provided by operating activities for fiscal 1999. Cash provided by investing activities during the nine month period was $3.1 million in fiscal 2000 compared to $8.6 million used for investing activities in fiscal 1999. In both fiscal 2000 and 1999 cash was used for purchases of property and equipment, common stock repurchases and short-term investments. The sales of short-term investments contributed to the cash provided by investing activities for fiscal 2000. Cash used for financing activities was $4.4 million for the first nine months of fiscal 2000 compared with $13.0 million for the same period in fiscal 1999. In both fiscal 2000 and 1999, proceeds from the issuance of common stock were more than offset by the Company's stock repurchases and payments on capital lease obligations.

The Company's financial position may be improved by one or any combination of the following: an increase in revenues, a decrease in expenses or by raising additional working capital from external sources. The Company believes that the sale of the Server and Professional Services Divisions to Caldera will substantially reduce expenses, but not in the short-term as the Company will be required to maintain staffing until the consummation of the transaction.

At June 30, 2000, the Company had available lines of credit of approximately $15.9 million. The Company maintains a $0.9 million line of credit internationally under which the Company had $0.8 million in outstanding borrowings. The domestic line of credit of $15.0 million required that the Company maintain certain financial ratios with which the Company was not in compliance as of June 30, 2000, and received a waiver for the specific violation. The Company does not have any outstanding borrowings against this line of credit. The Company believes that its existing cash and short-term investments, funds generated from operations and available borrowing capabilities will be sufficient to meet its operating requirements through at least the end of the fiscal year. Further, the Company is engaged in transactions with Caldera and the Canopy Group, Inc. regarding loans of up to $25.0 million, as well as potential equity financing provided by other parties.

The Company's third quarter ended June 30, 2000 Days Sales Outstanding (DSO) was
64.2 days, a decrease of 0.8 days from the second quarter of fiscal 2000, and an increase of 14.2 days when compared to September 30, 1999 DSO.

The Company is engaged in a systematic repurchase of the Company's Common Stock for the funding of its employee stock programs. Additionally, the Company is authorized to buy back up to 6,000,000 additional shares under a non-systematic repurchase program. As of June 30, 2000, 3,104,050 shares had been repurchased and retired under this non-systematic program.

As of June 30, 2000, the Company had an equity investment in Rainmaker Systems, Inc. having a fair market value of $8.7 million and a cost basis of $1.3 million. The fair market value of this investment could fluctuate substantially due to changing stock prices. This investment is available-for-sale, and the Company may choose to sell a portion of this investment position in the future.

RECENT  ACCOUNTING  PRONOUNCEMENTS

In June 2000, the Financial Accounting Standards Board issued Financial Account Standard No. 138 (FAS 138), Accounting for Certain Derivative Instruments - an amendment of FAS 133, Accounting for Derivative Instruments and Hedging Activities. FAS 138 shall be effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. The Company does not expect this to have a material impact on our financial position and results of operations.

In March 2000, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation - an interpretation of APB Opinion No. 25. FIN 44 clarifies the application of Opinion 25 for (a) the definition of employee for purposes of applying Opinion 25, (b) the criteria for determining whether a plan qualifies as noncompensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions cover specific events that occur after either December 15, 1998 or January 12, 2000. The adoption of the conclusions covering the specific events after either December 15, 1998 or January 12, 2000 did not have a material effect on the financial position or results of operations of the Company. Management believes that the impact of the remaining provisions of FIN 44 will not have a material effect on the financial position or results of operations of the Company.

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 (SAB 101), Revenue Recognition in Financial Statements, which provides guidance on the recognition, presentation and disclosure of revenue in financials filed with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. The Company must adopt SAB 101 in the first quarter of fiscal 2001. Management believes that the impact of SAB 101 will not have a material effect on the financial position or results of operations of the Company. However, the interpretation of SAB 101 is still under discussion by the Securities and Exchange Commissions and may be revised. Such revisions could have a material effect on the financial position or results of operations of the Company.

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

(a)  Exhibits

27     Financial  Data  Schedule.

(b)  Report  on  Form  8-K

On August 11, 2000, the Company filed a Current Report on Form 8-K to report that the Company and Caldera Systems, Inc. (Caldera) entered into an Agreement and Plan of Reorganization dated August 1, 2000, in which Caldera will acquire the Company's Server Software and Professional Services Divisions.


ITEMS  1,  2,  4  AND  5  ARE  NOT  APPLICABLE  AND  HAVE  BEEN  OMITTED.

                                   Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                   The  Santa  Cruz  Operation,  Inc.


Date:  August  14,  2000                          By:  /s/Randall  Bresee
                                           ------------------------------------
                                                     Randall  Bresee
                                                 Senior Vice President,
                                              and Chief Financial Officer



                                                  By:  /s/  Jenny  Twaddle
                                           ------------------------------------
                                                       Jenny  Twaddle
                                           Vice President, Corporate Controller

                                                                EXHIBIT INDEX

Exhibits
27      Financial Data Schedule.