Form 10-K405/A
period 1999-09-30
SANTA CRUZ OPERATION INC
filed 2000-11-08
CIK 851560

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------
                                  FORM 10-K-A

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

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of the Common Stock on __________ as reported on the Nasdaq National Market was approximately $_________. Shares of Common Stock held by each executive officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

   As of October 25, 2000, registrant had 36,166,763 shares of Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the 1999 Annual Report to Shareholders are incorporated by reference into Parts I, II and IV.

 Portions of the definitive Proxy Statement dated on or about January 22, 2000 delivered to shareholders in connection with the Annual Meeting of Shareholders to be held February 22, 2000 are incorporated by reference into
                                   Part III.

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

ITEM 7A. QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK

The information set forth on pages 19 through 20 of the 1999 Annual Report to Shareholders is incorporated herein by reference.

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


                 10.24       1993 Director Stock Option Plan. (1) (8)

                 10.34       Shareholders' Rights Agreement. (6)

                 10.35 Change-in-control agreement between the Company and certain key management. (8)

                 10.36       Employment Agreement with Alok Mohan. (7)

                 13          Annual Report to Shareholders.

                 21.1        Subsidiaries of Registrant.

                 23.1        Consent of Independent Accountants.

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

                         THE SANTA CRUZ OPERATION, INC.

By: /s/  Randy Bressee                             By: /s/  Steven M. Sabbath
   ----------------------------------                 -----------------------
    Randy Bressee                                      Steven M. Sabbath
    Senior Vice President,                             Senior Vice President,
    Chief Financial Officer                            Law and Corporate Affairs
    Date: November 6, 2000                             & Secretary
                                                       Date: November 6, 2000

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
Date: November 6, 2000


 /s/ Alok Mohan                                   /s/  Robert M. McClure
---------------------------------                 ------------------------------
Alok Mohan                                        Robert M. McClure
Chairman of the Board of Directors                Director
Date: November 6, 2000                            Date: November 6, 2000


/s/  Gilbert P. Williamson                        /s/  R. Duff Thompson
---------------------------------                 ------------------------------
Gilbert P. Williamson                             R. Duff Thompson
Director                                          Director
Date: November 6, 2000                            Date: November 6, 2000


 /s/  Ronald Lachman                              /s/ Ninian Eadie
---------------------------------                 ------------------------------
Ronald Lachman                                    Ninian Eadie
Director                                          Director
Date: November 6, 2000                            Date: November 6, 2000

                        INDEPENDENT ACCOUNTANTS' REPORT



The Board of Directors and Shareholders of The Santa Cruz Operation, Inc.:


Under date of October 22, 1999, except for Note 17, which is as of December 1, 1999, we reported on the consolidated balance sheets of The Santa Cruz Operation, Inc. and subsidiaries as of September 30, 1999 and 1998, and the related consolidated statements of operations, shareholders' equity (deficit), and cash flows for the years then ended, as contained in the 1999 annual report to shareholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K/A for the year 1999. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the related financial statement schedule as listed in the accompanying index. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

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


                                             /s/ PricewaterhouseCoopers LLP


San Jose, California
October 22, 1999





The Board of Directors and Shareholders of The Santa Cruz Operation, Inc.:


Under date of October 22, 1997, we reported on the consolidated statements of operations, shareholders' equity (deficit), and cash flows of The Santa Cruz Operation, Inc. and subsidiaries for the year ended September 30, 1997. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K/A for the year 1999. In connection with our audit of the aforementioned consolidated financial statements, we also audited the related financial statement schedule for the year ended September 30, 1997, as listed under Item 14(a) 2. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audit.

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