Form 10-Q/A
period 2000-06-30
SANTA CRUZ OPERATION INC
filed 2000-11-08
CIK 851560

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ----------------

                                  FORM 10-Q/A



              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000



              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM               TO
                                       --------------   --------------

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



Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]



    The number of shares outstanding of the registrant's common stock as of
                       October __, 2000 was ____________.

================================================================================

                         THE SANTA CRUZ OPERATION, INC.

                                   FORM 10-Q/A

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

                               TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION


        ITEM 1. FINANCIAL STATEMENTS
                                                                                     PAGE


               A)  CONSOLIDATED STATEMENTS OF OPERATIONS
                     FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2000 AND 1999........1

               B)  CONSOLIDATED BALANCE SHEETS
                     AS OF JUNE 30, 2000 AND SEPTEMBER 30, 1999........................2

               C)  CONSOLIDATED STATEMENTS OF CASH FLOWS
                     FOR THE NINE MONTHS ENDED JUNE 30, 2000 AND 1999..................3

               D)  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS .........................4

        ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                RESULTS OF OPERATIONS..................................................8

        ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK............13



PART II.  OTHER INFORMATION


        ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K......................................14


SIGNATURES............................................................................15

                          Part I. Financial Information

                          Item I. Financial Statements


THE SANTA CRUZ OPERATION, INC.


CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except earnings per share)

--------------------------------------------------------------------------------------------------------------------------
                                                                    THREE MONTHS ENDED              NINE MONTHS ENDED
                                                                          JUNE 30,                       JUNE 30,
                                                                    2000           1999            2000            1999
                                                                         (UNAUDITED)                   (UNAUDITED)
--------------------------------------------------------------------------------------------------------------------------
NET REVENUES
   Licenses                                                      $  23,493       $  53,218       $ 104,743       $ 154,263
   Services                                                          3,438           3,842          11,383          11,241
--------------------------------------------------------------------------------------------------------------------------
      Total net revenues                                            26,931          57,060         116,126         165,504
--------------------------------------------------------------------------------------------------------------------------
COST OF REVENUES
   Licenses                                                          5,000           7,698          16,659          23,349
   Services                                                          4,680           4,976          15,110          14,149
--------------------------------------------------------------------------------------------------------------------------
      Total cost of revenues                                         9,680          12,674          31,769          37,498
--------------------------------------------------------------------------------------------------------------------------
      GROSS MARGIN                                                  17,251          44,386          84,357         128,006
--------------------------------------------------------------------------------------------------------------------------
OPERATING EXPENSES:
   Research and development                                          9,532          10,772          31,742          31,630
   Sales and marketing                                              20,969          24,657          69,991          71,982
   General and administrative                                        5,348           4,473          13,856          12,957
   Restructuring charges                                                --              --           5,887              --
--------------------------------------------------------------------------------------------------------------------------
      Total operating expenses                                      35,849          39,902         121,476         116,569
--------------------------------------------------------------------------------------------------------------------------
      OPERATING INCOME (LOSS)                                      (18,598)          4,484         (37,119)         11,437
OTHER INCOME (EXPENSE):
   Interest income, net                                                408             458           1,600           1,532
   Other income (expense), net                                        (168)            598           1,577           1,034
--------------------------------------------------------------------------------------------------------------------------
   Income (loss) before income taxes                               (18,358)          5,540         (33,942)         14,003
   Income taxes                                                        882           1,005           2,232           2,520
--------------------------------------------------------------------------------------------------------------------------
      NET INCOME (LOSS)                                            (19,240)          4,535         (36,174)         11,483
--------------------------------------------------------------------------------------------------------------------------
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX
   Unrealized gain (loss) on available-for-sale
      equity securities                                            (16,249)             --           5,416              --
   Foreign currency translation adjustment                            (226)            (26)           (304)           (879)
--------------------------------------------------------------------------------------------------------------------------
      COMPREHENSIVE INCOME (LOSS)                                $ (35,715)      $   4,509       $ (31,062)      $  10,604
--------------------------------------------------------------------------------------------------------------------------
      EARNINGS (LOSS) PER SHARE:
           Basic                                                 $   (0.54)      $    0.13       $   (1.02)      $    0.33
           Diluted                                               $   (0.54)      $    0.13       $   (1.02)      $    0.32
--------------------------------------------------------------------------------------------------------------------------
      SHARES USED IN EARNINGS (LOSS) PER SHARE CALCULATION:
           Basic                                                    35,860          33,951          35,390          34,351
           Diluted                                                  35,860          36,082          35,390          35,521
==========================================================================================================================

          See accompanying notes to consolidated financial statements.



THE SANTA CRUZ OPERATION, INC.
                                                                             JUNE 30,      SEPTEMBER 30,
CONSOLIDATED BALANCE SHEETS                                                    2000            1999
(In thousands)                                                              (UNAUDITED)
--------------------------------------------------------------------------------------------------------
        ASSETS
        Current assets:
          Cash and cash equivalents                                           $  12,078       $  33,683
          Short-term investments                                                 19,267          29,161
          Receivables, net                                                       19,205          32,309
          Available-for-sale equity securities                                   10,504              --
          Deferred tax assets                                                         3           1,202
          Other current assets                                                    5,042           6,310
--------------------------------------------------------------------------------------------------------
             Total current assets                                                66,099         102,665
--------------------------------------------------------------------------------------------------------
        Property and equipment, net                                              10,160          12,234
        Purchased software and technology licenses, net                           7,195          10,431
        Long-term deferred tax assets                                             6,623           6,623
        Other assets                                                              7,349           7,331
--------------------------------------------------------------------------------------------------------
                TOTAL ASSETS                                                  $  97,426       $ 139,284
--------------------------------------------------------------------------------------------------------
        LIABILITIES AND SHAREHOLDERS' EQUITY
        Current liabilities:
          Trade accounts payable                                              $   5,057       $   7,482
          Royalties payable                                                       4,194           7,217
          Income taxes payable                                                    3,638           1,983
          Deferred income taxes                                                   2,388              --
          Restructuring charge                                                    4,042              --
          Accrued expenses and other current liabilities                         24,135          32,314
          Deferred revenues                                                       8,346           8,856
--------------------------------------------------------------------------------------------------------
             Total current liabilities                                           51,800          57,852
--------------------------------------------------------------------------------------------------------
        Long-term lease obligations                                                 840           2,332
        Long-term deferred revenues                                               1,465           2,571
        Other long-term liabilities                                               4,755           6,191
--------------------------------------------------------------------------------------------------------
             Total long-term liabilities                                          7,060          11,094
--------------------------------------------------------------------------------------------------------
        SHAREHOLDERS' EQUITY
          Common stock, no par value, net, authorized 100,000 shares
             Issued and outstanding 35,948 and 34,346 shares                    105,491         106,201
          Accumulated other comprehensive income                                  5,520             408
          Accumulated deficit                                                   (72,445)        (36,271)
--------------------------------------------------------------------------------------------------------
             Total shareholders' equity                                          38,566          70,338
--------------------------------------------------------------------------------------------------------
                TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                    $  97,426       $ 139,284
========================================================================================================

          See accompanying notes to consolidated financial statements.

THE SANTA CRUZ OPERATION, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

--------------------------------------------------------------------------------------------
                                                                      NINE MONTHS ENDED
                                                                           JUNE 30,
                                                                       2000          1999
                                                                          (UNAUDITED)
--------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                    $(36,174)      $ 11,483
Adjustments to reconcile net income (loss) to net cash
     provided by (used for) operating activities -
       Depreciation and amortization                                    8,827          9,434
       Exchange (gain) loss                                              (115)          (166)
Changes in operating assets and liabilities -
       Receivables                                                     12,632         (3,253)
       Other current assets                                             1,231          3,519
       Other assets                                                     1,370          1,224
       Royalties payable                                               (3,030)         1,397
       Trade accounts payable                                          (2,336)          (113)
       Income taxes payable                                             1,780          1,187
       Restructuring charge                                             4,042             --
       Accrued expenses and other current liabilities                  (6,783)         2,932
       Deferred revenues                                               (1,526)        (3,968)
--------------------------------------------------------------------------------------------
           Net cash provided by (used for) operating activities       (20,082)        23,676
--------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
       Purchases of property and equipment                             (2,601)        (4,773)
       Purchases of software and technology licenses                     (617)        (2,266)
       Sales of short-term investments                                 20,570         20,576
       Purchases of short-term investments                            (10,676)       (22,029)
       Investments in other assets                                     (3,554)          (138)
--------------------------------------------------------------------------------------------
           Net cash provided by (used for) investing activities         3,122         (8,630)
--------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
       Payments on capital leases                                      (2,274)        (2,678)
       Net proceeds from sale of common stock                          11,978          1,690
       Repurchases of common stock                                    (12,786)       (10,806)
       Other long-term liabilities                                     (1,339)        (1,184)
--------------------------------------------------------------------------------------------
           Net cash used for financing activities                      (4,421)       (12,978)
--------------------------------------------------------------------------------------------
Effects of exchange rate changes on cash and cash equivalents            (224)          (716)
--------------------------------------------------------------------------------------------
Change in cash and cash equivalents                                   (21,605)         1,352
Cash and cash equivalents at beginning of period                       33,683         23,758
--------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                           $ 12,078       $ 25,110
--------------------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Non-cash financing and investing activities-
       Unrealized gain on available-for-sale equity securities       $  9,002       $     --
       Assets recorded under capital leases                                20             21
--------------------------------------------------------------------------------------------

          See accompanying notes to consolidated financial statements.

THE SANTA CRUZ OPERATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

1.  BASIS OF PRESENTATION

    In the opinion of management, the accompanying unaudited, consolidated statements of operations, balance sheets and statements of cash flows have been prepared in accordance with generally accepted accounting principles and include all material adjustments (consisting of only normal recurring adjustments) necessary for their fair presentation. The financial statements include the accounts of the Company and its wholly owned subsidiaries after all material intercompany balances and transactions have been eliminated. The Notes to Consolidated Financial Statements contained in the fiscal year 1999 report on Form 10-K should be read in conjunction with these Consolidated Financial Statements. The consolidated interim results presented are not necessarily indicative of results to be expected for a full year. Certain reclassifications have been made for consistent presentation. The September 30, 1999 balance sheet was derived from audited financial statements, and is included for comparative purposes.


2.  RESTRUCTURING CHARGE

    During the second quarter of fiscal 2000, the Company announced and completed a restructuring plan, which resulted in a one-time charge of $5.9 million. The charge included a reduction in headcount of approximately 70 employees, write-offs of certain acquired technologies, write-offs of certain fixed assets, and elimination of non-essential facilities. Of the $5.9 million charge, $4.6 million related to cash expenditures and $1.3 million related to non-cash charges. Included in the non-cash charges were technology write offs of $667,000, resulting from the termination of product development which no longer had alternative future use. The Company has restructured its business operations into three independent divisions, each with a separate management team and dedicated development, marketing and sales organizations - the Server Software Division, the Tarantella Division and the Professional Services Division. The Company believes this reorganization creates independent focused teams that can pursue revenue in their respective markets and was effective April 1, 2000. The Company believes that as a result of creating these independent, focused organizations the Company will be better able to control and measure the success of these businesses. The restructuring charge related to cash expenditures included $3.6 million for severance costs and $1.0 million for facilities costs. The majority of the reduction in force was in product development for the Server Software Division. As of June 30, 2000, a total of 56 positions have been eliminated. The Company anticipates that the majority of the payments will be made by the end of fiscal 2000.

    The restructuring charge payable can be summarized as follows:


                                   Reduction
(In thousands)                      in Force     Facilities    Technology     Other         Total
--------------------------------------------------------------------------------------------------
Restructuring charge accrued        $ 3,574       $ 1,052       $   667      $   594       $ 5,887
Quarterly payments/adjustments       (1,740)          (36)           --          (69)       (1,845)
                                    --------------------------------------------------------------

Accrual at June 30, 2000            $ 1,834       $ 1,016       $   667      $   525       $ 4,042
                                    ==============================================================

    Included in the facilities charge are amounts relating to the abandonment of certain leased space at the Company's Watford UK facility. This space is being reconfigured in preparation for subletting. The restructuring provision includes the estimated costs associated with the reconfiguring and the rent associated with the empty space prior to sublet. The fixed assets for the employees in Watford, UK and US facilities, totaling $594,000 in net book value, will be disposed.


3.  SEGMENT INFORMATION

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

    The following table presents information about reportable segments (in thousands):

                                            Three Months Ended               Nine Months Ended
                                                 June 30,                        June 30,
                                           2000            1999             2000           1999
                                         -------------------------       -------------------------
                                                                (unaudited)
Net Revenues:
     Server software division            $  24,757       $  54,346       $ 107,129       $ 155,908
     Tarantella division                     2,528           2,223           8,519           7,795
     Professional services division            842             912           3,018           2,222
     Corporate adjustments                  (1,196)           (421)         (2,540)           (421)
                                         ---------       ---------       ---------       ---------
     Total net revenues                  $  26,931       $  57,060       $ 116,126       $ 165,504
                                         =========       =========       =========       =========
Gross Margin:
     Server software division            $  16,715       $  43,215       $  80,598       $ 123,792
     Tarantella division                     1,854           1,734           6,412           5,982
     Professional services division           (591)           (563)         (1,926)         (1,768)
     Corporate adjustments                    (727)             --            (727)
                                         ---------       ---------       ---------       ---------
     Total gross margin                  $  17,251       $  44,386       $  84,357       $ 128,006
                                         =========       =========       =========       =========

Operating Income (Loss):
     Server software division            ($  8,510)      $   7,626       ($ 15,909)      $  19,116
     Tarantella division                    (8,538)         (2,271)        (11,895)         (5,011)
     Professional services division         (1,550)           (871)         (3,428)         (2,668)
     Corporate adjustments                      --              --          (5,887)             --
                                         ---------       ---------       ---------       ---------
     Total operating income (loss)       $ (18,598)      $   4,484       $ (37,119)      $  11,437
                                         =========       =========       =========       =========

The following table presents information about geographical segments (in thousands):

                                            Three Months Ended               Nine Months Ended
                                                 June 30,                        June 30,
                                           2000            1999             2000           1999
                                         -------------------------       -------------------------
                                                                (unaudited)
Net Revenues:
     United States                       $12,228         $24,869        $ 48,819        $ 71,434
     Canada and Latin America              1,635           3,174           5,761           9,546
     Europe, Middle East,
        India and Africa                  10,797          23,719          50,897          69,402
     Asia Pacific                          2,009           4,970           7,428          14,661
     Corporate adjustments                   262             328           3,221             461
                                         -------         -------        --------        --------
     Total net revenues                  $26,931         $57,060        $116,126        $165,504
                                         =======         =======        ========        ========

The following table presents information about long-lived assets by geography (in thousands):

                                        June 30, 2000       September 30, 1999
Long-lived Assets
     United States                         $26,757               $31,058
     Canada and Latin America                  181                   122
     Europe, Middle East, India
       And Africa                            4,126                 5,234
     Asia Pacific                              263                   155
     Other international
       operations                               --                    50
                                           -------               -------
     Total long-lived assets               $31,327               $36,619
                                           =======               =======

Revenue is allocated to geographical segments based on the location from which the sale is satisfied and long-lived asset information is based on the physical location of the asset.

4. INVESTMENTS

On November 17, 1999, Rainmaker completed an initial public offering of its common stock. On such date, the shares of Series D preferred stock held by the Company automatically converted into shares of Rainmaker's common stock on a one-for-one basis. In connection with Rainmaker's initial public offering, the Company has agreed not to sell or otherwise dispose of any of these shares for a period extending 180 days from the date of the prospectus covering the initial common stock subject to compliance with securities laws, including volume limitations. At June 30, 2000, the Company held 3,705,767 shares of Rainmaker's common stock. The Company considers there to be available for sale securities and accordingly records the shares at fair market value, based on quoted market prices with any unrealized gains and losses included in accumulated other comprehensive income.

Unrealized gains on the Rainmaker investments are as follows (in thousands):

Fair market value        $9,959
Cost                      1,251
                         ------
Gross unrealized gain    $8,708
                         ======

The Company has established a partial valuation allowance against its gross deferred tax assets and has recorded a deferred tax liability to the extent of estimated tax on the unrealized gain on its investment in Rainmaker. The valuation allowance has been reversed to the extent of the deferred tax liability with this reduction being recorded in accumulated other comprehensive income as it does not come from ongoing operations.

5. COMPREHENSIVE INCOME

The components of other comprehensive income are as follows (in thousands):

                                                      Three Months Ended             Nine Months Ended
                                                            June 30,                      June 30,
                                                       2000          1999           2000           1999
                                                    -----------------------       -----------------------
                                                                        (unaudited)
Net income (loss)                                   $(19,240)      $  4,535       $(36,174)      $ 11,483
Other comprehensive income (loss):
     Foreign currency translation adjustment            (226)           (26)          (304)          (879)
     Unrealized gain (loss) on equity security       (20,122)            --          9,002             --
     Gross tax benefit (provision) on                  9,212             --         (2,388)            --
           unrealized loss/gain
     Reversal (provision) of deferred
           tax valuation allowance (note 4)           (5,339)            --         (1,198)            --
                                                    --------       --------       --------       --------
Total comprehensive income (loss)                   $(35,715)      $  4,509       $(31,062)      $ 10,604
                                                    ========       ========       ========       ========


6.  EARNINGS (LOSS) PER SHARE (EPS) DISCLOSURES

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

      (In thousands, except per share data)                 Three Months Ended            Nine Months Ended
                                                                  June 30,                      June 30,
                                                             2000         1999           2000           1999
                                                          -----------------------     ------------------------
                                                                              (unaudited)
Basic:
     Weighted average shares                                35,860         33,951        35,390         34,351
                                                          ========       ========      ========       ========
     Net income (loss)                                    $(19,240)      $  4,535      $(36,174)      $ 11,483
                                                          ========       ========      ========       ========
     Earnings (loss) per share                            $  (0.54)      $   0.13      $  (1.02)      $   0.33
                                                          ========       ========      ========       ========

Diluted:
     Weighted average shares                                35,860         33,951        35,390         34,351
     Common equivalent shares from
     stock options and warrants                                  0          2,131             0          1,170
                                                          --------       --------      --------       --------

     Shares used in per share calculation                   35,860         36,082        35,390         35,521
                                                          ========       ========      ========       ========
     Net income (loss)                                    $(19,240)      $  4,534      $(36,174)      $ 11,483
                                                          ========       ========      ========       ========
     Earnings (loss) per share                            $  (0.54)      $   0.13      $  (1.02)      $   0.32
                                                          ========       ========      ========       ========

Options outstanding at 6/30/00 and at 6/30/99 not
     included in computation of diluted EPS because
     the exercise price was greater than the average
     market price                                            3,103          1,608         1,644          2,381

Options outstanding at 6/30/00 and at 6/30/99
     not included in computation of diluted
     EPS because their inclusion would have an
     anti-dilutive effect                                    7,537             --         8,996             --


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

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 (SAB 101), Revenue Recognition in Financial Statements, which provides guidance on the recognition, presentation and disclosure of revenue in financials filed with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. The Company must adopt SAB 101 in the first quarter of fiscal 2001. Management is in the process of evaluating SAB 101 and the recently issued frequently asked questions and answers but believes that the implementation of SAB 101 will not have a material effect on the financial position or results of operations of the Company.

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

8.  SUBSEQUENT EVENT

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

During the fourth quarter of fiscal 2000, the Company announced a restructuring plan, which resulted in a one-time charge of approximately $7 million. The restructuring includes plans to eliminate various regional offices in the United States, United Kingdom, Latin America and Asia Pacific. The charge includes a reduction in total headcount of approximately 157 employees write offs to certain fixed assets and the elimination of nonessential facilities. The restructuring charges will affect the Server division of the Company.

The Company plans to eliminate various regional offices in the United States, United Kingdom, Latin America and Asia Pacific. The US regional facilities and the Watford, UK leases have been or will be vacated and restored, and subsequently sub-let or terminated by the second quarter of 2001. The remaining international offices also plan to be vacated immediately. The sublease income is expected to cover the full amount of the lease.

The restructuring charge includes $4.6 million for the costs associated with the reduction in force, $1.8 million related to the costs of planned facility elimination and changes, and $0.6 million related to costs associated with the disposal of fixed assets.

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

Service revenues decreased to $3.4 million for the three months ended June 30, 2000, from $3.8 million in the same period in 1999, a decline of 11%. The decline of $0.4 million was primarily due to professional services in Italy where a consulting contract that was in place in the third quarter of fiscal 1999 did not reoccur in fiscal 2000. For the nine months ended June 30, 2000, service revenue totaled $11.4 million compared to $11.2 million in the same period of fiscal 1999, a 1% increase. Service revenue was 13% of the total revenue for the third quarter, compared to 7% in the prior fiscal year. This increase is due to the decline in total revenue.

International revenues continue to represent a significant portion of total net revenues comprising 54% of the revenues for the third fiscal quarter of 2000 and 56% for the same quarter in fiscal 1999.

COSTS AND EXPENSES
Cost of license revenues for the three months ended June 30, 2000 decreased by 35% to $5.0 million compared to $7.7 million in the same period of fiscal 1999. For the nine months ended June 30, 2000, cost of license revenues decreased 29% to $16.7 million from $23.3 million for the nine months ended June 30, 1999. The declining cost of revenues is primarily due to lower sales. Additionally, material costs continue to decline as a result of the increasing number of internet orders. This was partially offset due to an increase in royalty expense due to a higher-royalty bearing product mix for the third quarter. Cost of service revenues for the three months ended June 30 decreased by 6% to $4.7 million compared to $5.0 million in the same period of fiscal 1999. This decline is primarily a result of reduced staffing levels in the support organization due to a realignment of this organization. For the nine months ended June 30, 2000, cost of service revenues increased 7% to $15.1 million from $14.1 million for the same nine months period in fiscal 1999. The year over year increase is primarily due to higher labor costs in both support and professional services due to focal increases and the staffing mix, and increased travel in the professional services area. Total cost of revenues as a percentage of net revenues increased to 36% in the third quarter of fiscal 2000 from 22% in the same period of 1999. For the nine months periods ended June 30, 2000 and 1999, cost of revenues represented 27% and 23% of net revenues, respectively. The percentage increases are due to the decline in total revenue. A significant portion of cost of goods sold is fixed and the decrease in revenue seriously impacted gross margin. These fixed costs include technology and overhead costs. Additionally, there was an increase in the royalty expense due to a higher-royalty bearing product mix.

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

Non-recurring charges of $5.9 million were incurred in the second quarter of fiscal 2000 related to a worldwide restructuring, representing 5% of net revenues for the nine month period ending June 30, 2000. The charge included a reduction in headcount of approximately 70 employees, write-offs of certain acquired technologies, write-offs of certain fixed assets, and elimination of non-essential facilities. Of the $5.9 million charge, $4.6 million related to cash expenditures and $1.3 million related to non-cash charges. Included in the non-cash charges were technology write offs of $667,000, resulting from the termination of product development which no longer had alternative future use. The Company has restructured its business operations into three independent divisions, each with a separate management team and dedicated development, marketing and sales organizations - the Server Software Division, the Tarantella Division and the Professional Services Division. The Company believes this reorganization creates independent focused teams that can pursue revenue in their respective markets and was effective April 1, 2000. The Company believes that as a result of creating these independent, focused organizations the Company will be better able to control and measure the success of these businesses. The restructuring charge related to cash expenditures included $3.6 million for severance costs and $1.0 million for facilities costs. The majority of the reduction in force was in product development for the Server Software Division. As of June 30, 2000, a total of 56 positions have been eliminated. The Company anticipates that the majority of the payments will be made by the end of fiscal 2000.

Included in the facilities charge are amounts relating to the abandonment of certain leased space at the Company's Watford UK facility. This space is being reconfigured in preparation for subletting. The restructuring provision includes the estimated costs associated with the reconfiguring and the rent associated with the empty space prior to sublet. The fixed assets for the employees in Watford, UK and US facilities, totaling $594,000 in net book value, will be disposed.


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

SEGMENT INFORMATION. The Company began reviewing its performance on the basis of its three divisions during the third quarter of fiscal 2000. Prior year financial information has been restated for divisional comparison purposes and is disclosed in Note 3.

SERVER SOFTWARE DIVISION. Net revenues for the server division for the three months ended June 30, 2000 decreased 54% to $25.8 million from $54.3 million in the same period in fiscal 1999. For the nine months ended June 30, 2000, net revenues decreased 31% to $107.1 million from $155.9 million for the nine months ended June 30, 1999. The decline in revenue performance was worldwide across most geographies and is due to continued customer delays due to Year 2000 issues as well as other market factors.

Gross margin for the server division declined 61% to $16.7 million for the third quarter of fiscal 2000 compared to $43.2 million for the same period of fiscal 1999. Gross margin for the nine month period declined 35% to $80.6 million as compared to $123.8 million for fiscal 1999. The decline in gross margin is mainly attributable to lower sales.

The server division's operating loss for the three months ended June 30, 2000 was $8.5 million, a decline of $16.1 million from the operating income of $7.6 million in the same period of fiscal 1999. For the nine months ended June 30, 2000, the server division's operating loss was $15.9 million, compared to operating income of $19.1 million for the nine months ended June 30, 1999. The decline is due to the reduced revenue levels in fiscal 2000.

TARANTELLA DIVISION. Net revenues for the Tarantella division for the three months ended June 30, 2000 increased 14% to $2.5 million from $2.2 million in the three months ended June 30, 1999. For the nine months ended June 30, 2000, net revenues increased 9% to $8.5 million from $7.8 million in the same period of fiscal 1999. The revenue growth includes several new enterprise accounts. Additionally, the division began shipments of both Tarantella Express for Linux and Tarantella Enterprise II ASP Edition products during the quarter.

Gross margin for the Tarantella division was $1.9 million for the three months ended June 30, 2000 compared with gross margin of $1.7 million for the same period in fiscal 1999, a decrease of 7%. Gross margin for the nine months ended June 30, 2000 was $6.4 million compared to $6.0 million for the same nine month period in fiscal 1999. This was a decline of 2%. As the Company continues to develop new products in the Tarantella family, there will continue to be some variations in the gross margin percentages.

The operating loss reported by the Tarantella division for the three months ended June 30, 2000 was $8.5 million as compared to a loss of $2.3 million in fiscal 1999. The operating loss for the nine month period ended June 30, 2000 was $11.9 million compared to a loss of $5.0 million for the same period of fiscal 1999. The Company is developing a dedicated, focused team for the Tarantella division and has increased the resources used by the division.

PROFESSIONAL SERVICES DIVISION. Net revenues for the professional services division for the three month period ended June 30, 2000 remained relatively flat at $0.8 million compared to $0.9 million for the same period in fiscal 1999. Net revenues for the nine months ending June 30, 2000 were $3.0 million, an increase of 36% when compared to fiscal year 1999 revenues of $2.2 million. The revenue growth can be attributed to the results of a dedicated professional services organization.

Gross margin for the professional services division remained stable with a loss of $0.6 million for both the three month periods ended June 30, 2000 and 1999. The gross margin for the nine month period was a loss of $1.9 million in fiscal 2000 compared to a loss of $1.8 million in fiscal 1999.

The operating loss for the professional services division for the three months ended June 30, 2000 was $1.6 million, an increase of 78% compared to the operating loss of $0.9 million in fiscal 1999. For the nine month period ending June 30, 2000, the professional services division reported a loss of $3.4 million as compared to a loss of $2.7 million for the same period of fiscal 1999. The higher loss is due primarily to an increase in the staffing levels of the division. This increase is to support the division's independent focus.

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

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 (SAB 101), Revenue Recognition in Financial Statements, which provides guidance on the recognition, presentation and disclosure of revenue in financials filed with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. The Company must adopt SAB 101 in the first quarter of fiscal 2001. Management is in the process of evaluating SAB 101 and the recently issued frequently asked questions and answers but believes that the implementation of SAB 101 will not have a material effect on the financial position or results of operations of the Company.

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




                                  The Santa Cruz Operation, Inc.


 Date: November 6, 2000           By:     /s/ Randall Bresee
                                     -------------------------------------------



                                                  Randall Bresee
                                  Senior Vice President, Chief Financial Officer




                                  By:    /s/ Jenny Twaddle
                                     -------------------------------------------



                                                  Jenny Twaddle
                                      Vice President, Corporate Controller

                                 EXHIBIT INDEX


    Exhibits         Description
    --------         -----------

        27     Financial Data Schedule.