Form 10-K
period 2000-09-30
SANTA CRUZ OPERATION INC
filed 2000-12-18
CIK 851560

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

                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2000


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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of the Common Stock on November 1, 2000 as reported on the Nasdaq National Market was approximately $4.0938 Shares of Common Stock held by each executive officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

            As of November 1, 2000, registrant had 39,441,763 shares
                          of Common Stock outstanding.

================================================================================

                         THE SANTA CRUZ OPERATION, INC.

                                    FORM 10-K
                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2000
                                TABLE OF CONTENTS

PART I                                                                                      PAGE NUMBER
         Item 1.  Business                                                                        1
         Item 2.  Properties                                                                     16
         Item 3.  Legal Proceedings                                                              16
         Item 4.  Submission of Matters to a Vote of Security Holders                            16
                  Executive Officers of the Registrant                                           16

PART II

         Item 5.  Market for Registrant's Common Stock and Related Stockholder Matters           19
         Item 6.  Selected Financial Data                                                        20
         Item 7.  Management's Discussion and Analysis of Financial Condition and Results
                  of Operations                                                                  21
         Item 8.  Financial Statements and Supplementary Data                                    32
         Item 9.  Changes in and Disagreement with Accountants on Accounting and Financial
                  Disclosures                                                                    56

PART III

         Item 10. Directors and Executive Officers of the Registrant                             57
         Item 11. Executive Compensation                                                         60
         Item 12. Security Ownership of Certain Beneficial Owners and Management                 69
         Item 13. Certain Relationships and Related Transactions                                 71

PART IV

         Item 14. Exhibits, Financial Statement Schedule and Reports on Form 8-K                 72
         Signatures                                                                              74

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

INTRODUCTION

Founded in 1979, The Santa Cruz Operation, Inc. (SCO), or the Company, went public on the Nasdaq Stock Exchange (Nasdaq: SCOC) in 1993. SCO is a global developer and provider of server software for networked business computing. The Company is the world's leading provider of UNIX(R) server operating systems, and creator of the award-winning Tarantella(R) software, which provides users with instant web-browser access to applications running on a wide range of networked servers, including mainframes, minicomputers, Windows(R) NT(TM), and UNIX System servers. SCO also provides a full range of Professional Consulting and Engineering Services for audits, deployment, and maintenance. SCO Professional Services are available for SCO OpenServer, UnixWare, Tarantella, Linux and Open Source systems.

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

In August, 2000, SCO and Caldera Systems, Inc., (Nasdaq: CALD), entered into an agreement in which Caldera Systems would acquire assets from the SCO Server Software and Professional Services Divisions. The agreement is subject to the approval of regulatory agencies and The Santa Cruz Operation, Inc. and Caldera Systems, Inc. stockholders, and is expected to close in January 2001.

SCO will receive 28.6% ownership interest of Caldera, Inc., which is estimated to be an aggregate of approximately 18.4 million shares of Caldera stock and $7 million in cash. SCO will retain its Tarantella Division, and the SCO OpenServer revenue stream and intellectual properties.

Caldera will have exclusive distribution rights to SCO OpenServer and has agreed to service and support the SCO OpenServer customer base. Caldera will receive a sales commission and reimbursement for SCO OpenServer engineering and marketing expenses. SCO's operating profit for the SCO OpenServer products will be approximately 55% of future SCO OpenServer revenues.

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

BENEFITS TO CUSTOMERS

 SCO products deliver four key advantages to customers:

o Server-based Computing - SCO server software makes it easier to deploy, secure, manage, and grow applications and information systems.

o Client Independence - SCO server software supports many kinds of client devices, so that businesses can choose the device that best suits a task.

o Evolutionary Systems - SCO server software protects current hardware and software investments while enabling businesses to adopt the latest technological advances.

o Global Services - SCO delivers the expert consulting, training, and technical support services that businesses worldwide require.

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

This is why SCO has committed itself to building its systems on open system technologies (standards-based technologies that support multiple hardware and software systems in a networked environment) that run on Intel processor based servers. SCO has a long tradition of integrating leading-edge technologies from other vendors into its own UNIX operating systems, providing customers with best-of-breed solutions. In addition, SCO acquired ownership of UNIX System technology in fiscal year 1996 from Novell

Corporation, which had earlier acquired it from AT&T's UNIX System Laboratories, the original developer. SCO therefore now controls the source UNIX system technology, enabling the Company to continue developing new versions of the UNIX System for high-volume Intel processor based systems that compete successfully against proprietary RISC-based systems on performance and price. Because these Intel processor based servers are available from multiple hardware vendors around the world, customers preserve their freedom to choose their system providers.

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

BRIEF HISTORY OF SCO PRODUCTS

o 1983 - SCO(R) XENIX(R) System V, a packaged version of the UNIX(R) operating system.

o 1985 - SCO XENIX 286, its first operating system for the 32-bit Intel(R) microprocessor environment.

o 1987 - SCO XENIX 386.

o 1989 - SCO UNIX System V/386, its first UNIX trademarked commercial product for Intel processor based platforms.

o 1990 - SCO Open Desktop(R), a graphical version of SCO UNIX System V/386.

o 1993 - SCO OpenServer(TM) software family, a complete line of advanced server.

o 1993 - SCO Open Desktop family, a complete line of advanced workstation (client) operating systems.

o 1995 - SCO OpenServer family, which integrated SCO OpenServer and SCO Open Desktop product lines.

o 1995 - SCO Vision family of client-integration products, which integrate Windows(R) PCs with UNIX servers from all major UNIX system vendors.

o 1995 - SCO created an Optional Services Products division which provides middleware to enhance the capabilities of SCO OpenServer Systems, as well as UNIX Servers from other vendors.

o 1995 - SCO acquired the UnixWare(R) product line and UNIX system technology from Novell, Inc.

o 1997 -  Tarantella web-enabling software.

o 1998 -  UnixWare 7 Operating System.

o 1998 - SCO joined with IBM to begin developing new high-volume enterprise UNIX System for 64-bit processor servers, called "Project Monterey." This product line is designed to run on Intel IA-32, Intel IA-64 and IBM microprocessor systems that range from entry-level servers to large enterprise environments.

o 1999 - UnixWare 7 Release 7.1 Operating System, featuring SCO's new Webtop technology based on Tarantella software.

o 1999 - New series of Linux-related Professional Services offerings to assist enterprise customers evaluate and manage the cost, benefits and risk of Open Source technologies.

o 2000 - SCO entered into an agreement in which Caldera Systems would acquire assets from the SCO Server Software and Professional Services Divisions, including a highly skilled products and channel resources.

o 2000 - SCO announced that the company intends to change its name to Tarantella, Inc.

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

SCO OPENSERVER

The SCO OpenServer system is today's leading UNIX server operating system for Intel processor-based platforms. Businesses use SCO OpenServer systems to simplify and speed business operations, better understand and respond to their customers' needs, and achieve a competitive advantage. SCO OpenServer systems are exceptional at running multi-user, transaction-based DBMS and business applications, communications gateways, mail and messaging servers in both host and client/server environments. SCO OpenServer Release 5 combines minicomputer-level reliability and availability with the Intel platform's exceptional price/performance, value and flexibility. Unlike other advanced operating systems, SCO OpenServer Systems revolutionize business productivity without obsoleting existing business critical systems, applications or data. Designed expressly for business critical computing, SCO OpenServer systems deliver what today's organizations are seeking - exceptional value and price/performance, extensive networking with existing LANs and WANs, easy integration with Windows desktops, built-in internet access and services, simplified administration and management, and outstanding scalability for long term growth.

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

SCO Merge - SCO Merge runs Windows and DOS applications on SCO OpenServer and UnixWare 7 systems. Windows 98, Windows 3.1, and DOS applications run simultaneously with business critical UNIX applications. A common file system allows Windows, DOS, and UNIX users to share data. Windows, DOS, and UNIX users simultaneously share printers and other standard PC peripherals.

SCO VisionFS - SCO VisionFS for UnixWare 7 and SCO OpenServer provides high-performance robust SMB file and printer sharing from UNIX(R) Systems to PC clients running Windows, and provides basic access to server applications.

SCO Virtual Disk Manager - SCO Virtual Disk Manager is disk management software that improves system performance and reliability.

TARANTELLA

Tarantella provides a range of web-enabling software technologies that give immediate internet access to server-based applications, without any alteration to the application code. It is designed for IT professionals who need to provide users with instant access to applications and services, and provides centralized deployment and management of server-based applications. Its family of enterprise software products gives instant web access to applications running on all leading servers, enabling businesses to deploy, access and manage information anywhere anytime. Tarantella products give instant access to existing mainframe, AS/400(R), Microsoft Windows(R), Linux(R) and UNIX(R) applications, as well answer web applications, and are available today for all popular RISC and Intel processor-based UNIX servers and selected Linux servers.

The Tarantella solution has a unique three-tier architecture, in which software resides on the middle tier between an enterprise's application servers and internet client devices, deploying server-based applications over the network, via a web interface. This makes Tarantella solutions non-invasive, and applications can be deployed without any need for modification of the application or extra load on the application server.

Tarantella dramatically lowers the total cost of ownership by supporting hardware and software already in use, by eliminating the cost of installing software on clients, and by providing centralized system administration. Tarantella makes use of the existing protocols associated with each server type, allowing for a truly non-invasive solution, while insuring that application software incompatibilities do not arise. This also means that there is no need to take any application servers offline to install Tarantella and overheads associated with adding extra software are minimized. The Tarantella drop-in approach drastically reduces the time to deliver applications and moves the management of users and applications back centrally located servers. With Tarantella, organizations can move their current applications onto the network without rewriting code or disrupting their current operations.

The Tarantella product line includes Tarantella Enterprise 3(TM) for large companies and organizations, Tarantella Enterprise 3 ASP Edition(TM) for Application Service Providers, and Tarantella Express(TM), for workgroup and departmental environments. (see www.tarantella.com)

Tarantella Enterprise III - Designed to meet the demands of the large enterprise, this product offers the sealability, stability and reliability demanded by large organizations. Multiple Tarantella servers can be linked together to form an array which can support thousands of users. Optimal network performance is assured at all times, whatever the connection.

Tarantella Express - Specially designed for workgroup and departmental environments, this product provides a rich sub-set of Tarantella Enterprise III features.

Tarantella Enterprise III, ASP Edition - Specially designed for workgroup and departmental environments, this special ASP Edition includes all of the features of Tarantella Enterprise III packaged within a flexible purchase or rental plan that includes training, enhanced support and services. Features specifically designed for ASPs allow sophisticated integration with customer account systems.

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

SCO Vision2K - Bringing together Windows, UNIX and the internet - SCO Vision2K is a new generation of best of breed Windows to UNIX integration products. Going beyond simply accessing UNIX applications, SCO Vision2K adopts the principles of centralized management, server deployment and internet integration and cuts the cost of ownership of your existing PC networks. Individual products offer Windows access to X applications (SCO XVision Eclipse) and character-based applications (SCO TermVision) server-based file and print sharing (SCO VisionFS) and database connectivity (SCO SQL-Retriever). Together they form a tightly integrated suite that meets all your Windows to UNIX connectivity needs.

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

The Company anticipates new releases of products in the fiscal year ending September 30, 2001. There can be no assurance that such new releases will not be affected by technical problems or "bugs", as is common in the software industry. Furthermore, there can be no assurance that these or other future product introductions will not be delayed. Delays in the availability, or a lack of market acceptance, of new or enhanced products could have an adverse effect on the Company's business. There can be no assurance that product introductions in the future will not disrupt product revenues and adversely affect operating results.

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

In addition, certain competitive products may have advantages compared to certain SCO products. Microsoft Windows NT has greater name recognition than the Company's products and is being designed to run on a greater range of processors. The Company's focus on system software may be a competitive disadvantage to those competitors which offer a wider range of products. The Company may also be at a disadvantage relative to those competitors who have greater financial resources, larger technical staffs, and more extensive marketing and distribution capabilities. There can be no assurance that either existing or new competitors will not develop products that are superior to the Company's products for basic desktop and certain server applications for the UNIX System. If competition were to cause the Company to reduce its prices significantly, the Company's results of operations could be adversely affected. The Company's future success will depend in large part on the following conditions: the continued growth of the UNIX market for business and governmental organizations, the Company's ability to continue to license additional products and product enhancements to existing customers, and the ability to identify and market its products to new markets and customers. There can be no assurance that future competition will not have a material adverse effect on the Company's results of operations.

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

SCO's Tarantella product faces competition from products using technologies to deploy applications, such as terminal emulation, compression systems, virtual private networks, and also faces competition from products taking a similar approach to web-enabling applications. These include offerings from companies such as WRQ, Hummingbird and Graphon. In addition, products that deploy Windows applications only can be configured with additional functions such as terminal emulators to provide functional behavior similar to that of Tarantella. These products include CITRIX, NCD WinCenter, and Microsoft Windows Terminal Server. SCO is targeting Tarantella products and services into the enterprise market where SCO does not have a strong range of partners and where the SCO brand is little known, making alternative suppliers a competitive threat. SCO's Tarantella products run on Solaris, AIX, Linux, HP/UX and other UNIX operating systems, and therefore are dependent on continued use of these products in the target markets. Tarantella aims to support many different server types and client types. However, it is possible that client or server vendors could "close" access to their products to prevent customers from using Tarantella. Accordingly, SCO announced an agreement this year to license Microsoft Remote Desktop Protocol (RDP) technologies.

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

EMPLOYEES

As of September 30, 2000, the Company had 901 employees, including 189 in product development, 370 in sales and marketing, 116 in customer support services, and 226 in finance, manufacturing and distribution services and administration.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth fiscal quarter of 2000.



EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers of the Company as of September 30, 2000 were as follows:

Name                                Age              Position with the Company
----                                ---              -------------------------
Douglas L. Michels                  46               President and Chief Executive Officer

Randall Bresee                      52               Senior Vice President and Chief Financial Officer

David McCrabb                       52               President Server Division

Jack Moyer                          51               Senior Vice President, Human Resources

Mike Orr                            49               President, Tarantella Division

Steve Sabbath                       53               Senior Vice President, Law and Corporate Affairs,
                                                     and Secretary

Geoff Seabrook                      52               Senior Vice President, Corporate Development

James Wilt                          54               President, Professional Services

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

Mr. Bresee was named Senior Vice President and Chief Financial Officer in April of 2000. Prior to that he was Chief Financial Officer at bamboo.com, serving in the capacity from April 1999 to April 2000. Between January 1998 and April 1999 he was Vice President and Corporate Controller for SCO and between May 1997 and January 1998 he served as Americas Controller for SCO. Prior to joining SCO, Mr. Bresee served as Director of Finance for the Customer Support Division at Silicon Graphics Incorporated from May 1988 to May 1997.

Mr. McCrabb was named President, Server Division in April 2000. He has served as Executive vice President, Worldwide Sales and Field Operations since April 1998. Between January 1995 and June 1997, he served as Vice President, Marketing and Channel Sales, then as Senior Vice President, Market Planning between July 1997 and April 1998. Prior to joining the Company, Mr. McCrabb served as Vice President and General Manager for Applied Digital Data Systems, a wholly owned subsidiary of NCR, since February 1994. From November 1989 to February 1992, he served as Vice President, Sales and Marketing for Primary Access Corporation.

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

Mr. Orr was named President, Tarantella Division, in April 2000. Between April 2000 and July 1999, he served as Senior Vice President, Worldwide Marketing. Prior to joining the Company, between June 1998 and June 1999, Mr. Orr served as Vice President, Sales and Marketing at Splash Technology. From August 1988 to June 1998, Mr. Orr served in various senior management positions at Amdahl. From August 1974 to August 1988, Mr. Orr served in various management positions at IBM.

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

Mr. Wilt was named President, Professional Services in April 2000. Between April 2000 and April 1998, he served as Senior Vice President, Products. Since joining the Company in 1983, Mr. Wilt has held a number of strategic positions both in the U.S. and in Europe including those of Vice President, Business

Development and Vice President, International. Mr. Wilt formerly held management positions in sales, marketing, and planning at Xerox, Honeywell and Amdahl.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

The following required information is filed as a part of the report:

The Company has not paid cash dividends on its common stock. The Company's common stock is traded over-the-counter and is quoted on the Nasdaq National Market under the symbol "SCOC". The following table sets forth the range of high and low closing sale prices for the Common Stock:

                                     Low Sale Price            High Sale Price
                                     --------------            ---------------
Fiscal 1999:
     First Quarter                       3.25                       5.59
     Second Quarter                      4.00                       5.88
     Third Quarter                       5.38                       7.06
     Fourth Quarter                      6.44                      14.13

Fiscal 2000:
     First Quarter                      11.25                      34.63
     Second Quarter                      9.38                      31.25
     Third Quarter                       4.19                       8.94
     Fourth Quarter                      2.78                       6.13

On November 1, 2000, there were approximately 23,000 holders of the Company's Common Stock.

ITEM 6. SELECTED FINANCIAL DATA


THE SANTA CRUZ OPERATION, INC.

SELECTED FIVE YEAR FINANCIAL INFORMATION


                                                                                Fiscal Year Ended September 30,
                                                                  -------------------------------------------------------------
(In thousands, except per share data)                               2000         1999         1998         1997         1996
                                                                  ---------    ---------    ---------    ---------    ---------
Net revenues                                                      $ 148,923    $ 223,624    $ 171,900    $ 193,660    $ 207,890
Cost of revenues                                                     41,796       49,778       47,096       55,315       54,402
                                                                  ---------    ---------    ---------    ---------    ---------

Gross margin                                                        107,127      173,846      124,804      138,345      153,488
Operating expenses                                                  158,360      157,473      138,397      154,939      177,069
                                                                  ---------    ---------    ---------    ---------    ---------

Operating income (loss)                                             (51,233)      16,373      (13,593)     (16,594)     (23,581)

Other income (expense):
     Interest income, net                                             1,679        1,942        2,261        2,291        2,302
     Other income (expense), net                                        819        1,939          226         (866)        (394)
                                                                  ---------    ---------    ---------    ---------    ---------

        Income (loss) before income taxes                           (48,735)      20,254      (11,106)     (15,169)     (21,673)

     Income taxes                                                     8,218        3,396        3,559            1          741
                                                                  ---------    ---------    ---------    ---------    ---------

        Net income (loss)                                           (56,953)      16,858      (14,665)     (15,170)     (22,414)
Other comprehensive income (loss), net of tax
        Unrealized gain on available-for-sale equity securities       5,617           --           --           --           --
        Foreign currency translation adjustment                        (539)        (884)         653          936         (213)
                                                                  ---------    ---------    ---------    ---------    ---------

        Comprehensive income (loss)                               $ (51,875)   $  15,974    $ (14,012)   $ (14,234)   $ (22,627)
                                                                  ---------    ---------    ---------    ---------    ---------

        Earnings (loss) per share-basic                           $   (1.59)   $    0.49    $   (0.41)   $   (0.41)   $   (0.62)
        Earnings (loss) per share-diluted                         $   (1.59)   $    0.46    $   (0.41)   $   (0.41)   $   (0.62)
                                                                  ---------    ---------    ---------    ---------    ---------

        Shares used in per share calculation-basic                   35,720       34,232       35,817       36,628       36,179
        Shares used in per share calculation-diluted                 35,720       36,402       35,817       36,628       36,179
                                                                  ---------    ---------    ---------    ---------    ---------


                                                                           September 30,
                                                    ---------------------------------------------------------
(In thousands)                                         2000        1999        1998        1997        1996
                                                    ---------   ---------   ---------   ---------   ---------
     Cash, equivalents and short-term investments   $  26,446   $  62,844   $  51,076   $  51,711   $  54,831
     Working capital                                   16,654      44,813      32,221      46,164      61,935
     Total assets                                      82,202     139,284     131,189     146,665     166,807
     Long-term liabilities                              5,462      11,094      12,027       9,545       9,332
     Shareholders' equity                              31,202      70,338      60,135      81,462     101,581
                                                    ---------   ---------   ---------   ---------   ---------

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

SCO is a global leader in server software for networked business computing, and the world's leading provider of UNIX(R) server operating systems. SCO is also the creator of the award-winning Tarantella(R) software, which provides instant web-browser access to applications running on a wide range of networked servers. SCO sells and supports its products through a worldwide network of more than 15,000 distributors, resellers, system integrators and OEMs.

SCO's mission is to create, market and support the server software that system builders choose for networked business computing. SCO believes that server-based network computing, which is based on internet and web technologies, enables businesses to dramatically improve their customer information flow and business transaction efficiencies. Companies that adopt a server-based network computing model can understand their customers better, reach wider potential markets, bring products to market faster and improve their overall customer satisfaction levels. With server-based computing and SCO products and services, IT professionals can immediately leverage their existing investments, deploy applications faster and dramatically cut the cost of systems administration and management.

In addition to historical information contained herein, this Discussion and Analysis contains forward-looking statements. These statements involve risks and uncertainties and can be identified by the use of forward-looking terminology such as "estimates," "projects," "anticipates," "plans," "future," "may," "will," "should," "predicts," "potential," "continue," "expects," "intends," "believes," and similar expressions. Examples of forward looking statements include those relating, financial risk management activities and the adequacy of financial resources for operations. These and other forward-looking statements are only estimates and predictions. While the Company believes that the expectations reflected in the forward-looking statements are reasonable, the Company's actual results could differ materially. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's expectations only as of the date hereof. The Company undertakes no obligation to publicly release the results of any revision to these forward-looking statements, which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

RESULTS OF OPERATIONS

NET REVENUES

The Company's net revenues are derived from software licenses and fees for services, which include engineering services, consulting, custom engineering, support and training.

Net revenues were $148.9 million in fiscal 2000, a decrease of 33% from $223.6 million in fiscal 1999. In fiscal 1999, net revenues increased by 30% from $171.9 million in fiscal 1998. The fiscal 2000 decline in revenue performance was worldwide across most geographies and is attributable to delays in large project deals as well as customer delays due to Year 2000 issues as well as other market factors. The recovery of the customer channel from the impact of Year 2000 has been slower than expected. The fiscal 1998 to 1999 revenue increase was due to stronger revenue performance across all geographies attributable to several factors including the ease of electronic licensing, increased customer contacts as a result of added sales resources and Y2K upgrade sales. For the fiscal years ended September 30, 2000, 1999 and 1998, no single customer accounted for greater than 10% of the Company's net revenues.

International revenues continue to be a significant portion of net revenues, comprising 54% of the revenues for fiscal 2000 and 56% and 51% for 1999 and 1998, respectively.

License Revenues. License revenues were $133.5 million in fiscal 2000 as compared to $208.5 million in fiscal 1999 and $156.7 million in fiscal 1998, representing a decrease of 36% in fiscal 2000 over 1999 and an increase of 33% in fiscal 1999 over 1998. License revenues were approximately 90% of total net revenues for fiscal 2000 and 93% and 91% of total net revenues for fiscal 1999 and 1998, respectively. The fiscal 2000 decline in license revenues resulted from customer delays due to Year 2000 issues and a slower than expected recovery of the customer channel from the impact of Y2K. The fiscal 1998 to 1999 license revenue increase was due to several factors including the ease of electronic licensing, increased customer contacts due to larger sales resources and Y2K upgrade sales. The fiscal 1999 increase was across all geographies.

Service Revenues. Revenue from services remained relatively constant in fiscal 2000 at $15.4 million, a 2% increase over the $15.2 million level of fiscal 1999 and the $15.2 million in service revenues in fiscal 1998.

COST OF REVENUES

The Company's overall cost of revenues as a percentage of net revenues can be affected by mix changes in net revenue contribution between product families, geographic regions and channels of distribution, since both price and cost characteristics associated with these revenue streams can vary greatly. The Company can also experience fluctuations in gross margin as net revenues increase or decrease since certain costs of revenues including technology, service, product assembly and distribution act as fixed costs within certain volume ranges.

Cost of License Revenues. Cost of license revenues includes royalties paid to certain software vendors, amortization of acquired technologies, product packaging, documentation and all costs associated with the acquisition of components, assembling of finished products, warehousing and shipping. Cost of license revenues as a percentage of license revenues increased to 17% in fiscal 2000 from 15% in fiscal 1999, which in turn was a decrease from 19% in fiscal 1998. The 2% increase from 1999 to 2000 was due to the impact of fixed costs over lower unit sale volume. These fixed costs include technology and overhead costs. This impact is partially offset by declining material costs resulting from the continuing growth of e-commerce business. The 4% decline from 1998 to 1999 resulted from the effects of royalty dispute settlement negotiated with a technology provider during fiscal 1998 and reduced technology costs together with the impact of stable fixed costs over higher unit sales volume. In addition, material costs declined as a result of increasing e-commerce trade, or business conducted over the internet. During the year ended September 30, 1998, the Company reached a settlement of a royalty dispute with one of its technology providers which resulted in an element of past royalties being forgiven and an additional retroactive refund being received. In total, approximately $2.6 million was credited to royalty expense during the year ended September 30, 1998. In addition, the Company received a reduction in both the ongoing royalty rate and in the number of the Company's products, which are subject to payment of royalties.

Cost of Service Revenues. Cost of service revenues includes documentation, consulting and personnel related expenses associated with providing such services. Costs of service revenues as a percentage of service revenues decreased to 126% in fiscal 2000 from 128% in fiscal 1999, which in turn was an increase from 115% in fiscal 1998. The decrease in fiscal 2000 resulted from relatively constant costs as a percentage of higher fiscal 2000 revenues. The increase from fiscal 1998 to fiscal 1999 was a result of increased staffing levels in the professional services area. The higher staffing levels were part of an effort by the Company to increase the visibility of the professional services group to customers.

RESEARCH AND DEVELOPMENT

The Company invests in research and development both for new products and to provide continuing enhancements to current products. Research and development expenses decreased 6% to $39.7 million in fiscal 2000 from $42.4 million in fiscal 1999, which was a decrease of 1% from fiscal 1998 spending of $43.0 million. Research and development expenses represented 27% of net revenues for fiscal 2000, 19% of net revenues for fiscal 1999 and 25% of net revenues for fiscal 1998. The spending decrease in fiscal 2000 is primarily the result of lower labor costs driven by lower headcount as a result of a planned reduction in force. The decrease in research and development expenses during fiscal 1999 can be attributed to lower depreciation and hardware expenses.

SALES AND MARKETING

Sales and marketing expenses decreased 9% to $89.3 million for fiscal 2000, compared to $98.5 million in fiscal 1999 and $80.5 million in fiscal 1998. Sales and marketing expenses represented 60%, 44% and 47% of total net revenues in fiscal 2000, 1999 and 1998, respectively. The decrease in fiscal 2000 is due to a decline in sales program costs that vary directly with revenue, including commissions and cooperative advertising. The fiscal 1999 increase was due principally to an increase in the size of our direct sales force and commissions as well as sales program costs that vary directly with increased sales.

GENERAL AND ADMINISTRATIVE

General and administrative expenses increased 13% in fiscal 2000 to $18.7 million compared to $16.6 million in fiscal 1999. In fiscal 1999, general and administrative expenses increased by 11% from $15.0 million in fiscal 1998. General and administrative expenses represented 13% of total net revenues for fiscal 2000, 7% of total net revenues for fiscal 1999 and 9% of total net revenues for fiscal 1998. The transfer of certain staff from other functions due to the creation of the Company's divisions drove the increase in fiscal 2000. The fiscal 1999 increase was due to increased corporate bonuses as a result of exceeding Company performance goals.

RESTRUCTURING CHARGES

Non-recurring charges of $10.7 million were incurred in fiscal year 2000 that related to worldwide restructurings undertaken in the second and fourth quarters of fiscal 2000, representing 7% of total net revenues for the fiscal year. The restructurings included a reduction in personnel of 227 employees, write-off of certain acquired technologies, write-off of certain fixed assets, and elimination of non-essential facilities. Of the $10.7 million, $9.2 million related to cash expenditures and $1.5 million related to non-cash charges. The restructuring charge related to cash expenditures included $7.3 million for severance costs and $1.9 million for facilities costs. The non-cash charges related to disposals of fixed assets and write-offs of technology. The disposal of fixed assets is comprised of computer equipment that will no longer be in use due to the reduction of personnel. The technology write-offs relates to technology that will not be used in future product development due to the reduction in development personnel. This technology was associated with development of the Unixware product and had been previously capitalized as it had alternative future use. In conjunction with the restructuring, the personnel associated with the development of this technology were terminated and this technology no longer had an alternative future use. The Company has restructured its business operations into three independent divisions, each with a separate management team and dedicated development, marketing and sales organizations - the Server Division, the Tarantella Division and the Professional Services Division. The Company believes this reorganization creates independent focused teams that can pursue revenue in their respective markets and was effective April 1, 2000. As a result of the restructuring plans various regional offices in the United States, United Kingdom, Latin America and the Asia Pacific region will be eliminated. The United States regional facilities and the Watford, United Kingdom leases have been or will be vacated and restored, and subsequently sub-let or terminated by the second quarter of 2001. The remaining international offices are expected to be vacated immediately. Of the facilities closed, the majority relates to the Server Division while a minor portion relates to the Corporate Division which is comprised primarily of the finance and general and administrative functions of the Company's United Kingdom subsidiary. The Company anticipates that all of the payments, except the facility lease payment, will be made by the end of fiscal 2001. The majority of the reduction in force was in the Server Software Division. As of September 30, 2000 a total of 140 positions have been eliminated: 114 positions in the Server Software Division, 21 in the Corporate Division, 4 in the Professional Services Division and 1 in the Tarantella Division. Together, these cost saving measures are expected to result in a total annual savings of $23.9 million beginning in the next fiscal year.

OTHER INCOME (EXPENSE)

Other income and expense consists of interest income net of interest expense, foreign exchange gains and losses, and realized gains and losses on investments, as well as other miscellaneous income and expense items. Net interest income decreased in fiscal 2000 to $1.7 million compared to $1.9 million for fiscal 1999 and $2.3 million for fiscal 1998. Other income was $0.8 million for fiscal 2000, $1.9 million for fiscal 1999 and $0.2 million in fiscal 1998. Other income in fiscal 2000 included a gain on the sale of an equity security investment of $1.9 million net of an other than temporary decline in another investment position of $0.7 million. The increase in other income in fiscal 1999 was due to gains from the partial liquidation of converted debentures of a domestic distribution channel partner of $3.3 million, net of an other than temporary decline in another investment position of $1.0 million.

INCOME TAXES

     In fiscal 2000, 1999 and 1998, the Company's effective income tax rates were (17)%, 17% and (32)%, respectively. The fiscal 2000 tax reflects the recognition of a valuation allowance against deferred tax assets of $7.8 million and foreign income taxes of $0.4 million. The fiscal 1999 tax provision primarily reflects foreign income taxes, while the fiscal 1998 tax provision reflects losses and expenses without tax benefit for which a valuation allowance has been established. For an analysis of income taxes, see Note 13 of Notes to Consolidated Financial Statements.

NET INCOME (LOSS)

The Company reported a net loss of $57.0 million in fiscal 2000 compared to net income of $16.9 million in fiscal 1999 and net losses of $14.7 million in fiscal 1998. The net loss in fiscal 2000 is primarily due to lower revenues, restructuring charges and the reduction of net deferred tax assets. The net income in fiscal 1999 was driven by strong revenue performance, which was directly related to the increasing importance of server-based computing as well as customers upgrading in preparation for Year 2000.

FACTORS THAT MAY AFFECT FUTURE RESULTS

The Company's future operating results may be affected by various uncertain trends and factors that are beyond the Company's control. These include adverse changes in general economic conditions and rapid or unexpected changes in the technologies affecting the Company's products. The process of developing new high technology products is complex and uncertain and requires accurate anticipation of customer needs and technological trends. The industry has become increasingly competitive and, accordingly, the Company's results may also be adversely affected by the actions of existing or future competitors, including the development of new technologies, the introduction of new products, and the reduction of prices by such competitors to gain or retain market share. The Company's results of operations could be adversely affected if it were required to lower its prices significantly.

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

As of September 30, 1999 the Company established a partial valuation allowance against its gross deferred tax assets to reduce such asset to the amount that was deemed, more likely than not, to be recoverable prior to expiration. The Company considered, amongst other factors, the historical profitability, prior to one off charges, of the Company, projections for future profits and the ability of the Company deferred tax assets against these future profits prior to expiration of these assets, the ability of the Company's foreign subsidiaries to utilize their deferred tax assets, and the tax effects of one time charges.

As at September 30, 2000 the Company reassessed the recoverability of its net deferred tax assets. This analysis was based on revised earnings projections, the substantial net operating losses incurred during fiscal 2000 and the effects of the restructurings undertaken during the year upon the group's tax structure. As a result of this analysis management determined that it was more likely than not that the net deferred tax asset recorded as of September 30, 1999 would not be recoverable against future earnings prior to expiration. Accordingly the Company has established a full valuation allowance against gross deferred tax assets as of September 30, 2000. This resulted in a charge of $7.8 million to the statement of operations during the year ended September 30, 2000.

Substantial portions of the Company's revenues are derived from sales to customers outside the United States. Trade sales to international customers represented 54%, 56% and 51% of total revenues for fiscal 2000, 1999 and 1998, respectively. A substantial portion of the international revenues of the Company's United Kingdom subsidiary are denominated in the U.S. dollar, and operating results can vary with changes in the U.S. dollar exchange rate to the U.K. pound sterling. The Company's revenues can also be affected by general economic conditions in the United States, Europe and other international markets. The Company's operating strategy and pricing take into account changes in exchange rates over time. However, the Company's results of operations may be significantly affected in the short term by fluctuations in foreign currency exchange rates.

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

Further, once this transaction is consummated, the ongoing operations of the company will be significantly altered. The Company's revenues will be derived from only two product lines - Tarantella products, which have only been recently introduced by the Company, and OpenServer products, which are mature products to be distributed on the Company's behalf by Caldera. While the Company believes that the current level of staffing together with future recruitment plans will be different for the period following the consummation of the transaction, there can be no assurance that the company will be able to retain current employees or recruit the additional employees necessary to meet the company's ongoing plans. In addition the company may not generate revenues at the levels forecasted and as a result could find itself in a position of being overstaffed. As a result the Company may need significant restructuring costs to reduce staffing levels. Following the close of the transaction, the Company will hold in its treasury a significant investment in Caldera, the value of which may be subject to significant fluctuations.

The Company continually evaluates potential acquisition candidates. Such candidates are selected based on products or markets that are complementary to those of the Company's. Acquisitions involve a number of special risks, including the successful combination of the companies in an efficient and timely manner, the coordination of research and development and sales efforts, the retention of key personnel, the integration of the acquired products, the diversion of management's attention to assimilation of the operations and personnel of the acquired companies, and the difficulty of presenting a unified corporate image. The Company's operations and financial results could be significantly affected by such an acquisition.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash, cash equivalents and short-term investments were $26.4 million at September 30, 2000, a decrease of $36.4 million from September 30, 1999. The decrease in fiscal 2000 is due to operating losses, lower revenues and a decrease in sales linearity, which resulted in lower cash collections. The Company's operating activities used cash of $40.3 million in fiscal 2000, compared to cash provided by operating activities of $28.5 million in fiscal 1999 and $13.4 million in fiscal 1998. Cash provided by investing activities during fiscal 2000 was $18.3 million, compared to cash used for investing activities during fiscal 1999 and 1998 of $7.2 million and $3.2 million, respectively. In fiscal 2000, 1999 and 1998, cash was used to fund purchases of technology, property and equipment, common stock repurchases and short-term investments. The sales of short-term investments contributed to the cash provided by investing activities for fiscal 2000. Cash provided by financing activities was $9.7 million in fiscal 2000, compared to cash used for financing activities of $10.6 million and $10.1 million for fiscal 1999 and 1998, respectively. In fiscal 2000, cash provided by financing activities included a private placement of the Company's stock. In fiscal 1999 and 1998, proceeds from the issuance of common stock were more than offset by the Company's stock repurchases and payments on capital lease obligations.

At September 30, 2000, the Company's principal sources of liquidity included cash and short-term investments and available bank lines of credit of approximately $0.9 million against which the Company had $0.7 million in outstanding borrowings. The Company does not believe it will require borrowing capacity greater than the amount available under these lines of credit for at least the next twelve months. See Notes 2, 3 and 8 of Notes to the Consolidated Financial Statements.

The Company has incurred losses from operations of approximately $51.2 million in the twelve months ended September 30, 2000 and revenues have declined from $223.6 million for fiscal 1999 to $148.9 million for fiscal 2000. The Company recently implemented cost reduction plans in order to reduce operating expenses to levels consistent with current revenues and is investigating financing alternatives. There can be no assurance that such financing will be available, if at all, on terms acceptable to the Company.

On August 1, 2000, the Company entered into an agreement with Caldera Systems, Inc. in which Caldera Systems, Inc. will acquire the Company's Server Software and Professional Services Divisions. Caldera Systems, Inc. will form a new holding company, Caldera, Inc., to acquire assets from the Company's Server Software Division and the Company's Professional Services Division, including its employees, products and channel resources. Caldera, Inc. will have exclusive distribution rights for the SCO OpenServer product line. SCO will receive a 28.6% ownership interest in Caldera, Inc., which is estimated to be an aggregate of approximately 18.4 million shares of Caldera stock (including approximately
2 million shares reserved for employee options assumed by Caldera, Inc. for options currently held by SCO employees joining Caldera, Inc.), and $7.0 million in cash. In conjunction with the acquisition, The Canopy Group, Inc., a major stockholder of Caldera Systems, Inc., has agreed to loan $18.0 million to the Company. The terms of this loan are still to be negotiated but both parties have agreed the terms will be reasonable and customary. Further, Caldera Systems, Inc. has agreed to loan $7.0 million to the Company in the form of a short-term note repayable at the consummation of the transaction between SCO and Caldera Systems, Inc. SCO will retain its Tarantella Division and the SCO OpenServer revenue stream and intellectual properties. The boards of directors of both companies have unanimously approved the acquisition which is subject to the approval of Caldera Systems, Inc. and The Santa Cruz Operation, Inc. stockholders, and regulatory agencies, as well as meeting certain other closing conditions. The companies anticipate closing the transaction during the first calendar quarter of 2001.

There can be no assurance that the transaction with Caldera Systems will be completed. If the transaction with Caldera Systems is not completed the Company will need to evaluate ways to further reduce costs in order to generate positive cash flows in the future or obtain additional financing until cash flows generated from the sale of the Company's products are sufficient to meet expenses. These cost reductions could include restructuring the Company to reduce operating expenses to levels that could be financed by revenues generated. Such reductions in expenditures may include actions similar or greater in scope to the cost reduction exercises undertaken in fiscal 2000. There can be no assurance that such cost reduction measures would be successful in completely eliminating the difference between expenditures and revenues or that such actions would not have a harmful effect on the Company's business and results of operations. In addition, there can be no assurance that if the Company were to seek additional financing that it would be available at all or on terms which are acceptable to the Company.

The Company has received a commitment for credit financing of up to $18.0 million from one of the stockholders of Caldera under normal commercial terms that are currently under discussion. Further, Caldera Systems, Inc., has agreed to loan $7.0 million to the Company in the form of a short-term note repayable at the consummation of the transaction between the Company and Caldera
Systems, Inc.

The Company believes that, based on its current plans, which include the completion of the transaction with Caldera discussed above, its existing cash and cash equivalents, short-term investments, funds generated from operations and available borrowing capabilities will be sufficient to meet its operating requirements through fiscal 2001.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. In June 1999, the FASB issued SFAS No. 137, Accounting for Derivative Instruments -- Deferral of the Effective Date of SFAS Statements No. 133 and in June 2000, the FASB issued SFAS No. 138, Accounting for Certain Derivative Instruments -- an amendment of FAS 133, Accounting for Derivative instruments and Hedging Activities. As a result of SFAS No. 137, SFAS No. 133 and SFAS No. 138 will be effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. The Company does not expect that the adoption of this standard will have a material impact on its financial position and results of operations.

In June 2000, the Financial Accounting Standards Board issued Financial Accounting Standard No. 138 (FAS 138), Accounting for Certain Derivative Instruments -- an amendment of FAS 133, Accounting for Derivative Instruments and Hedging Activities. FAS 138 shall be effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. The Company does not expect this to have a material impact on its financial position and results of operations.

In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation - an Interpretation of APB Opinion No. 25. FIN 44 clarifies the application of Opinion 25 for (a) the definition of employee for purposes of applying Opinion 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. The Company adopted FIN 44 effective July 1, 2000. The adoption of the provisions of FIN 44 did not have a material effect on the financial position or results of operations of the Company.

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 (SAB 101), Revenue Recognition in Financial Statements, which provides guidance on the recognition, presentation and disclosure of revenue in financials filed with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. The Company is required to adopt SAB 101 in the fourth quarter of fiscal 2001. We are in the process of evaluating the Securities and Exchange Commission's interpretation of SAB 101 but believe that the implementation of SAB 101 will not have a material effect on the financial position or results of operations of the Company.

QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET-RATE SENSITIVE INSTRUMENTS AND RISK MANAGEMENT

The following discussion about the Company's risk-management activities includes "forward-looking statements" that involve risk and uncertainties. Actual results could differ materially from those projected in the forward-looking statements.

The following tables summarize the financial instruments and derivative commodity instruments held by the Company at September 30, 2000, which are sensitive to changes in interest rates and foreign exchange rates. The Company uses forward foreign exchange contracts to manage these foreign exchange exposures associated with underlying assets, liabilities and anticipated transactions. The Company uses these instruments to reduce risk by essentially creating offsetting market exposures. The instruments held by the Company are not leveraged and are held for purposes other than trading.

In the normal course of business, the Company also faces risks that are either nonfinancial or nonquantifiable. Such risks principally include technology risk, country risk, credit risk and legal risk, and are not represented in the following tables.


INTEREST-RATE RISK

This table presents descriptions of the financial instruments that are held by the Company at September 30, 2000 and which are sensitive to changes in interest rates. Such securities are anticipated to be used for current operations and are, therefore, classified as current assets, even though maturities may extend beyond one year. The fair value of these instruments approximates the carrying costs.

           Maturity Date for Short-Term Investments

                            Year Ended September 30,
(In thousands)              2001      2002      2003    Total
                          -------   -------   -------  -------
Government agency bonds       971        --        --      971
Corporate bonds             1,496     3,100              4,596
                          -------   -------   -------  -------
                          $ 2,467   $ 3,100   $    --  $ 5,567
Average interest rate        6.14%     5.15%

FOREIGN-EXCHANGE RISK

The table below provides information about derivative financial instruments that are sensitive to foreign currency exchange rates. The information is presented in U.S. dollar equivalents, the reporting currency of the Company. The Company purchases foreign-exchange contracts to hedge foreign currency exposure for underlying assets, liabilities and other obligations. The purpose of the Company's foreign-currency hedging activities is to protect the Company from the risk that the eventual net cash resulting from foreign denominated transactions will be adversely affected by changes in exchange rates. The table below presents the contract amounts, foreign exchange strike rate and the contract term as of September 30, 2000 and 1999.

                                Forward Contracts
                               September 30, 2000

                    Premium paid /      Contract     Forward                                  Term of
(In thousands)  (Discount received)      amount    strike rate                                contract
-----------------------------------------------------------------------------------------------------------------
Contract 1               2              $1,250        1.50255      (GB Pound/US Dollar)       2   months
Contract 2               3              $1,250        1.503025     (GB Pound/US Dollar)       2.5 months
Contract 3               5              $1,000        1.4568       (GB Pound/US Dollar)       2   months
Contract 4               5              $1,000        1.45705      (GB Pound/US Dollar)       2.5 months
Contract 5               5              $1,000        1.4574       (GB Pound/US Dollar)       3   months
Contract 6              (27)            $3,500        1.4391       (GB Pound/US Dollar)       2   months
Contract 7              (38)           ($3,500)       1.46598      (US Dollar/GB Pound)       2.5 months


                                Forward Contracts
                               September 30, 1999

                                      Contract      Forward                                   Term of
(In thousands)      Premium paid       amount     strike rate                                 contract
-----------------------------------------------------------------------------------------------------------------
Contract 1               30            $2,000        1.6140         (US Dollar/GB Pound)      2   months
Contract 2               31            $2,000        1.6150         (US Dollar/GB Pound)      3   months
Contract 3               5             $2,206        2,938          (Italian Lira/GB Pound)   3   months

-----------------------------------------------------------------------------------------------------------------

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


THE SANTA CRUZ OPERATION, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                Fiscal Year Ended September 30,
                                                              ------------------------------------
(In thousands, except per share data)                             2000         1999         1998
                                                               ---------    ---------    ---------
Net revenues
    Licenses                                                   $ 133,510    $ 208,466    $ 156,707
    Services                                                      15,413       15,158       15,193
                                                               ---------    ---------    ---------
       Total net revenues                                        148,923      223,624      171,900
                                                               ---------    ---------    ---------
Cost of revenues
    Licenses                                                      22,366       30,450       29,587
    Services                                                      19,430       19,328       17,509
                                                               ---------    ---------    ---------
       Total cost of revenues                                     41,796       49,778       47,096
                                                               ---------    ---------    ---------
       Gross margin                                              107,127      173,846      124,804
                                                               ---------    ---------    ---------
Operating expenses:
    Research and development                                      39,673       42,376       42,957
    Sales and marketing                                           89,313       98,525       80,468
    General and administrative                                    18,691       16,572       14,972
    Restructuring charge                                          10,683           --           --
                                                               ---------    ---------    ---------
       Total operating expenses                                  158,360      157,473      138,397
                                                               ---------    ---------    ---------
       Operating income (loss)                                   (51,233)      16,373      (13,593)

Other income (expense):
    Interest income, net                                           1,679        1,942        2,261
    Other income (expense), net                                      819        1,939          226
                                                               ---------    ---------    ---------
       Income (loss) before income taxes                         (48,735)      20,254      (11,106)
    Income taxes                                                   8,218        3,396        3,559
                                                               ---------    ---------    ---------
       Net income (loss)                                         (56,953)      16,858      (14,665)

Other comprehensive income (loss), net of tax
    Unrealized gain on available-for-sale securities               5,617           --           --
    Foreign currency translation adjustment                         (539)        (884)         653
                                                               ---------    ---------    ---------
       Comprehensive income (loss)                             $ (51,875)   $  15,974    $ (14,012)
                                                               ---------    ---------    ---------
       Earnings (loss) per share:
          Basic                                                $   (1.59)   $    0.49    $   (0.41)
          Diluted                                              $   (1.59)   $    0.46    $   (0.41)
                                                               ---------    ---------    ---------
       Shares used in earnings (loss) per share calculation:
          Basic                                                   35,720       34,232       35,817
          Diluted                                                 35,720       36,402       35,817
                                                               ---------    ---------    ---------


See accompanying notes to consolidated financial statements.

THE SANTA CRUZ OPERATION, INC.
CONSOLIDATED BALANCE SHEETS

                                                                  September 30,
                                                              ----------------------
(In thousands)                                                  2000         1999
                                                              ---------    ---------
ASSETS
Current assets:
     Cash and cash equivalents                                $  20,879    $  33,683
     Short-term investments                                       5,567       29,161
     Receivables, net                                            24,269       32,309
     Available-for-sale equity securities                         7,119           --
     Deferred tax assets                                             --        1,202
     Other current assets                                         4,358        6,310
                                                              ---------    ---------
        Total current assets                                     62,192      102,665
                                                              ---------    ---------
Property and equipment, net                                       9,012       12,234
Purchased software and technology licenses, net                   5,830       10,431
Long-term deferred tax assets                                        --        6,622
Other assets                                                      5,168        7,332
                                                              ---------    ---------
           Total assets                                       $  82,202    $ 139,284
                                                              ---------    ---------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Trade accounts payable                                   $   5,521    $   7,482
     Royalties payable                                            4,530        7,217
     Income taxes payable                                         1,964        1,983
     Accrued restructuring charges                                5,964           --
     Accrued expenses and other current liabilities              20,225       32,314
     Deferred revenues                                            7,334        8,856
                                                              ---------    ---------
        Total current liabilities                                45,538       57,852
                                                              ---------    ---------
Long-term lease obligations                                         545        2,332
Long-term deferred revenues                                       1,397        2,571
Other long-term liabilities                                       3,520        6,191
                                                              ---------    ---------
        Total long-term liabilities                               5,462       11,094
                                                              ---------    ---------
Commitments and contingencies (Note 11)
Shareholders' equity:
     Common stock, no par value, authorized 100,000 shares;
        Issued and outstanding 39,436 and 34,346 shares
        in 2000 and 1999, respectively                          118,940      106,201
     Accumulated other comprehensive income                       5,486          408
     Accumulated deficit                                        (93,224)     (36,271)
                                                              ---------    ---------
        Total shareholders' equity                               31,202       70,338
                                                              ---------    ---------
           Total liabilities and shareholders' equity         $  82,202    $ 139,284
                                                              ---------    ---------


See accompanying notes to consolidated financial statements.

THE SANTA CRUZ OPERATION, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


                                                                        Accumulated
                                      Common Stock            Note         Other                     Total
                                  ----------------------   Receivable   Comprehensive Accumulated  Shareholders'
(In thousands)                     Shares       Amount     from Officer Income (Loss)  Deficit       Equity
                                  ---------    ---------    ---------    ---------    ---------    ---------
BALANCES, SEPTEMBER 30, 1997         36,450    $ 119,375    $     (88)   $     639    $ (38,464)   $  81,462
Issuance under stock option and
   purchase plans                       659        1,960           --           --           --        1,960
Common stock repurchases             (2,060)      (9,271)          --           --           --       (9,271)
Interest on note                         --           --           (4)          --           --           (4)
Foreign currency translation             --           --           --          653           --          653
Net loss                                 --           --           --           --      (14,665)     (14,665)
                                  ---------    ---------    ---------    ---------    ---------    ---------

BALANCES, SEPTEMBER 30, 1998         35,049    $ 112,064    $     (92)   $   1,292    $ (53,129)   $  60,135
Issuance under stock option and
   purchase plans                     1,721        7,107           --           --           --        7,107
Common stock repurchases             (2,424)     (14,034)          --           --           --      (14,034)
Interest on note                         --           --           (5)          --           --           (5)
Stock option income tax benefit          --        1,161           --           --           --        1,161
Foreign currency translation             --           --           --         (884)          --         (884)
Net income                               --           --           --           --       16,858       16,858
                                  ---------    ---------    ---------    ---------    ---------    ---------

BALANCES, SEPTEMBER 30, 1999         34,346    $ 106,298    $     (97)   $     408    $ (36,271)   $  70,338
Issuance under stock option and
   purchase plans                     2,574       12,523           --           --           --       12,523
Common stock repurchases               (759)     (12,786)          --           --           --      (12,786)
Issuance of common stock in
   private placement, net of
   issuance costs                     3,275       12,769           --           --           --       12,769
Unrealized gain on investment            --           --           --        5,617           --        5,617
Repayment of note receivable             --           --           97           --           --           97
Stock compensation expense               --          136           --           --           --          136
Foreign currency translation             --           --           --         (539)          --         (539)
Net loss                                 --           --           --           --      (56,953)     (56,953)
                                  ---------    ---------    ---------    ---------    ---------    ---------

BALANCES, SEPTEMBER 30, 2000         39,436    $ 118,940    $      --    $   5,486    $ (93,224)   $  31,202
                                  ---------    ---------    ---------    ---------    ---------    ---------


See accompanying notes to consolidated financial statements.

THE SANTA CRUZ OPERATION, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                       Fiscal Year Ended September 30,
                                                                      --------------------------------
(In thousands)                                                          2000        1999        1998
                                                                      --------    --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                     $(56,953)   $ 16,858    $(14,665)
Adjustments to reconcile net income (loss) to net cash
  provided by operating activities -
      Depreciation and amortization                                     11,302      12,140      14,363
      Deferred taxes                                                     7,821          --         205
      Foreign currency exchange (gain) loss                               (342)         20        (605)
      Stock option income tax benefit                                       --       1,161          --
      Changes in operating assets and liabilities-
           Receivables                                                   7,309      (4,971)      8,147
           Other current assets                                          1,959       2,545      (2,024)
           Other assets                                                  1,893         502       2,362
           Trade accounts payable                                       (1,846)        (15)        608
           Royalties payable                                            (2,695)      2,135      (6,197)
           Income taxes payable                                            171         176         703
           Accrued restructuring charges                                 5,964          --          --
           Accrued expenses and other current liabilities              (10,679)      4,158      (1,977)
           Deferred revenues                                            (2,489)     (6,409)      8,555
           Cash flows from other long-term liabilities                  (1,701)        158       3,883
                                                                      --------    --------    --------
               Net cash provided by (used for) operating activities    (40,286)     28,458      13,358
                                                                      --------    --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchases of property and equipment                               (2,077)     (3,816)     (1,410)
      Purchases of software and technology licenses                       (999)     (2,633)     (2,995)
      Sales of short-term investments                                   35,682      26,811      31,514
      Purchases of short-term investments                              (12,088)    (28,654)    (30,346)
      Cash flows from other assets                                      (2,268)      1,058          25
                                                                      --------    --------    --------
          Net cash provided by (used for) investing activities          18,250      (7,234)     (3,212)
                                                                      --------    --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Payments on capital lease obligations                             (2,917)     (3,626)     (2,759)
      Net proceeds from issuance of common stock                        25,428       7,107       1,960
      Repurchases of common stock                                      (12,786)    (14,034)     (9,271)
                                                                      --------    --------    --------
          Net cash provided by (used for) financing activities           9,725     (10,553)    (10,070)
                                                                      --------    --------    --------
Effects of exchange rate changes on cash and cash equivalents             (493)       (746)        457
                                                                      --------    --------    --------
Change in cash and cash equivalents                                    (12,804)      9,925         533
Cash and cash equivalents at beginning of year                          33,683      23,758      23,225
                                                                      --------    --------    --------
Cash and cash equivalents at end of year                              $ 20,879    $ 33,683    $ 23,758
                                                                      --------    --------    --------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
      Cash paid -
            Income taxes                                              $    218    $  3,319    $  2,192
            Interest                                                       344         544         766
      Non-cash financing and investing activities -
            Unrealized gain on available-for-sale equity securities   $  5,617    $     --    $     --
            Assets acquired under capital leases                            20       1,978       4,701
            Assets written off against restructuring reserve               923          --         568
                                                                      --------    --------    --------


See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - THE COMPANY AND BASIS OF PRESENTATION

THE COMPANY The Santa Cruz Operation, Inc. (SCO), or the Company, is a global leader in server software for networked business computing, and the world's leading provider of UNIX(R) server operating systems. The Company's products enable business and government organizations of all sizes to integrate technologies and products from different vendors to create cost-effective, powerful, networked information systems that perform highly complex, mission-critical business functions. SCO has built an experienced distribution and development infrastructure to support its products.

These consolidated financial statements contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has generated significant losses and negative cash flows from operations in the most recent fiscal year and has an accumulated deficit. Management's plans to reverse the recent trend of losses are to increase revenues and gross margins while controlling costs. In addition, the Company has announced a proposed transaction with Caldera Systems, Inc. ("Caldera") (see Note 14) and has received a commitment for credit financing of up to $18 million from one of the stockholders of Caldera under normal commercial terms that are currently under discussion. If the Company is unable to generate adequate cash flows from operations, the Company may need to seek additional sources of capital or draw upon the line of credit available discussed above. There can be no assurance that the Company will be able to obtain additional funding, if necessary, on acceptable terms or at all.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BUSINESS RISKS AND UNCERTAINTIES The Company operates in the software industry, which is characterized by intense competition, rapid technological advances and evolving industry standards. Factors that could affect the Company's future operating results and cause actual results to vary materially from expectations include, but are not limited to, dependence on an industry that is characterized by rapid technological changes, fluctuations in end-user demands, evolving industry standards, competition, and risks associated with foreign currencies. Failure by the Company to anticipate or respond adequately to technological developments in its industry, changes in customer or supplier requirements or changes in industry standards could have a material adverse effect on the Company's business and operating results.

PRINCIPLES OF CONSOLIDATION The consolidated financial statements include the Company and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated.

USE OF ESTIMATES The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Such estimates include the allowances for bad debt, product returns, certain accrued expenses and liabilities, and the valuation allowance for deferred tax assets. Actual results could differ from those estimates.

RECLASSIFICATIONS Certain reclassifications have been made for consistent presentation.

CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS The Company considers all highly liquid investments with an original remaining maturity of 90 days or less at the date of acquisition to be cash equivalents. Investments include instruments with lives ranging from 91 days to no greater than 1 year must be long term. The Company classifies its investments in certain debt and equity securities as available-for-sale. Such investments are recorded at fair market value, based on quoted market prices and unrealized gains and losses are included in other comprehensive income. As of September 30, 2000 and 1999, unrealized gains or losses on such investments were not significant. Realized gains and losses, which are calculated based on the specific identification method, are recorded in operations as incurred. Investments in companies with less than 20% ownership are carried at the lower of cost or net realizable value.

PROPERTY AND EQUIPMENT Property and equipment are stated at cost and, except for assets recorded under capital lease and leasehold improvements, are depreciated using the straight-line method over the estimated useful lives of the assets, ranging from three to five years. Leasehold improvements and assets recorded under capitalized leases are amortized using the straight-line method over the lesser of the remaining term of the lease or the estimated economic life of the asset, ranging from one to ten years.

PURCHASED SOFTWARE AND TECHNOLOGY LICENSES Purchased software consists of core intellectual property rights owned by the Company. Technology licenses represent payments for the rights to use and integrate third party technology into the Company's product offerings. Amounts capitalized are amortized on a straight-line basis over the estimated product life, ranging from three to ten years, or on the ratio of current revenues to total projected product revenues, whichever results in greater amortization.

ACCOUNTING FOR LONG-LIVED ASSETS The Company reviews property and equipment and purchased software and technology licenses for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is measured by comparison of its carrying amount to estimated future net cash flows the assets are expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying value of the asset exceeds the projected discounted future operating cash flows.

SOFTWARE DEVELOPMENT COSTS Statement of Financial Accounting Standards No. 86 provides for the capitalization of certain software development costs once technological feasibility is established. Capitalized costs are then amortized on a straight-line basis over the estimated product life, or on the ratio of current revenues to total projected product revenues, whichever is greater. Through September 30, 2000, the Company believes its process for developing software was essentially completed concurrent with the establishment of technological feasibility, and accordingly, no software development costs have been capitalized to date.

REVENUE RECOGNITION The Company's revenue is derived primarily from two sources, across many industries: (i) products license revenue, derived primarily from product sales to resellers and end users, including large scale enterprises and royalty revenue, derived primarily from initial license fees and ongoing royalties from product sales by source code OEMs; and (ii) service and support revenue, derived primarily from providing software updates, support and education and consulting services to end users.

The Company adopted the provisions of Statement of Position 97-2, or SOP 97-2, Software Revenue Recognition, as amended by Statement of Position 98-4, Deferral of the Effective Date of Certain Provisions of SOP 97-2, effective October 1, 1998. SOP 97-2 supercedes Statement of Position 91-1, Software Revenue Recognition, and delineates the accounting for software product and maintenance revenue. Under SOP 97-2, the Company recognizes product revenue upon shipment if a signed contract exists, the fee is fixed and determinable, collection of resulting receivables is probable and product returns are reasonably estimable, except for sales to distributors, which are recognized upon sale by the distributor to resellers or end users. In 1998 the Company's revenue recognition policy was the same as set forth above.

The Company currently sells two types of software product - its UNIX based operating system software, which is sold under the Unixware and OpenServer names, and its application broker software sold under the Tarantella name.

The Company has sold Unixware and OpenServer products separately and as a result for contracts involving the sale of Unixware and OpenServer which contain multiple obligations (e.g. deliverable and undeliverable products, maintenance and other services), the Company allocates revenue to each component of the contract based on objective evidence of its fair value, which is specific to the Company. The fair value of each element is based on the price sold separately. The Company recognizes revenue allocated to undelivered products when the criteria for product revenue set forth above are met.

For multiple element contracts involving the sale of its Tarantella product the Company uses the residual value method to allocate revenue to each component. The fair value of services and post contract support is determined based upon separate sales and renewal rates set forth in the contract, respectively.

The Company recognizes revenue from maintenance fees for ongoing customer support and product updates ratably over the period of the maintenance contract. Payments for maintenance fees are generally made in advance and are non-refundable. For revenue allocated to education and consulting services or derived from the separate sale of such services, the Company recognizes revenue as the related services are performed. In 1998 the revenue recognition policy for maintenance, education and consulting services was the same as set forth above.

The Company recognizes product revenue from royalty payments upon receipt of quarterly royalty reports from OEMs (original equipment manufacturer) related to their product sales.

The Company performs ongoing credit evaluations of its customers' financial condition and does not require collateral. The Company maintains allowances for potential credit losses and such losses have been within management's expectations.

COOPERATIVE ADVERTISING The Company expenses advertising costs as incurred. The Company reimburses certain qualified customers for a portion of the advertising costs related to their promotion of the Company's products. The Company's maximum liability for reimbursement is accrued at the time revenue is recognized as a percentage of the qualified customer's net revenue derived from the Company's products. For 2000, 1999 and 1998, cooperative advertising expense totaled approximately $7.8 million, $10.5 million and $9.2 million, respectively.

INCOME TAXES The Company records income taxes using an asset and liability approach that results in the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's consolidated financial statements or tax returns. In estimating future tax consequences, all expected future events other than enactment of changes in tax laws are considered. When necessary, a valuation allowance is recorded to reduce tax assets to an amount whose realization is more likely than not. The provision for income taxes represents taxes payable for the current period, plus the net change in deferred tax amounts.

COMPUTATION OF EARNINGS PER SHARE The Company has adopted the provisions of Statement of Financial Accounting Standards No. 128 (SFAS 128), Earnings Per Share. SFAS 128 requires the presentation of basic and diluted earnings per share. Basic EPS is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS is computed by giving effect to all dilutive potential common shares that were outstanding during the period. For the Company, dilutive potential common shares consist of the incremental common shares issuable upon the exercise of stock options and warrants for all periods. In accordance with SFAS 128, all prior period earnings per share amounts have been restated to reflect this method of calculation. A reconciliation of the numerator and denominator used in the calculation of basic and diluted earnings per share is provided as follows (in thousands, except per share amounts):

(In thousands, except per share data)              Fiscal Year Ended September 30,
                                                -------------------------------------
                                                   2000         1999           1998
                                                ----------    ----------   ----------
Basic:
      Weighted average shares                       35,720        34,232       35,817
                                                ==========    ==========   ==========
      Net income (loss)                         $  (56,953)   $   16,858   $  (14,665)
                                                ==========    ==========   ==========
      Earnings (loss) per share                 $    (1.59)   $     0.49   $    (0.41)
                                                ==========    ==========   ==========

Diluted:
      Weighted average shares                       35,720        34,232       35,817
      Common equivalent shares from
         stock options and warrants                     --         2,170           --
                                                ----------    ----------   ----------
      Shares used in per share calculation          35,720        36,402       35,817
                                                ==========    ==========   ==========
      Net income (loss)                         $  (56,953)   $   16,858   $  (14,665)
                                                ==========    ==========   ==========
      Earnings (loss) per share                 $    (1.59)   $     0.46   $    (0.41)
                                                ==========    ==========   ==========

                                                             September 30,
                                                -------------------------------------
                                                   2000          1999         1998
                                                ----------    ----------   ----------
Options outstanding not included in
      computation of diluted EPS because
      the exercise price was greater than the
      average market price                              --         3,190           --

Options outstanding not included in
      computation of diluted EPS because
      their inclusion would have an
      anti-dilutive effect                          11,866            --       10,349

Warrants outstanding not included in
      computation of diluted EPS because
      their inclusion would have an
      anti-dilutive effect                          12,769            --           --


COMPREHENSIVE INCOME In the first quarter of fiscal 1999, the Company adopted SFAS No. 130, Reporting Comprehensive Income. Under SFAS 130 the Company is required to report comprehensive income, which includes the Company's net income, as well as changes in equity from other sources. The components of other comprehensive income are as follows (in thousands):

                                                                  Fiscal Year Ended September 30,
                                                         ---------------------------------------------------
                                                            2000                1999                 1998
                                                         -----------         -----------         -----------
Net income (loss)                                        $   (56,953)        $    16,858         $   (14,665)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment                         (539)               (884)                653
Unrealized gain on available for sale securities
   net of tax of $2,119                                  $     3,498                  --                  --
Reversal of valuation allowance on deferred
   tax assets                                                  2,119                  --                  --
                                                         -----------         -----------         -----------
Total comprehensive income (loss)                        $   (51,875)        $    15,974         $   (14,012)
                                                         ===========         ===========         ===========

The Company has established a partial valuation allowance against its gross deferred tax assets and has recorded a deferred tax liability to the extent of estimated tax on the unrealized gain on its investments. The valuation allowance has been reduced to the extent of the deferred tax liability with this reduction being recorded in accumulated other comprehensive income.

SEGMENT INFORMATION In 1999, the Company adopted Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information. SFAS 131 supercedes SFAS 14, Financial Reporting for Segments of a Business Enterprise. Under the new standard the Company is required to use the "management" approach to reporting its segments. The management approach designates the internal organization used by management for making operating decisions and assessing performance as the source of the Company's segments. The adoption of SFAS 131 had no impact on the Company's net income, balance sheet or shareholders' equity.

RECENT ACCOUNTING PRONOUNCEMENTS In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. In June 1999, the FASB issued SFAS No. 137, Accounting for Derivative Instruments -- Deferral of the Effective Date of SFAS Statement No. 133 and in June 2000, the FASB issued SFAS No. 138, Accounting for Certain Derivative Instruments -- an amendment of SFAS 133, Accounting for Derivative instruments and Hedging Activities. As a result of SFAS No. 137, SFAS No. 133 and SFAS No. 138 will be effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. The Company does not expect that the adoption of this standard will have a material impact on its financial position and results of operations.

In June 2000, the Financial Accounting Standards Board issued Financial Accounting Standard No. 138 (FAS 138), Accounting for Certain Derivative Instruments -- an amendment of FAS 133, Accounting for Derivative instruments and Hedging Activities. FAS 138 shall be effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. The Company does not expect this to have a material impact on its financial position and results of operations.

In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation - an Interpretation of APB Opinion No. 25. FIN 44 clarifies the application of Opinion 25 for (a) the definition of employee for purposes of applying Opinion 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. The Company adopted FIN 44 effective July 1, 2000. The adoption of the provisions of FIN 44 did not have a material effect on the financial position or results of operations of the Company.

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 (SAB 101), Revenue Recognition in Financial Statements, which provides guidance on the recognition, presentation and disclosure of revenue in financials filed with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. The Company is required to adopt SAB 101 in the fourth quarter of fiscal 2001. We are in the process of evaluating the Securities and Exchange Commission's interpretation of SAB 101 but believe that the implementation of SAB 101 will not have a material effect on the financial position or results of operations of the Company.

STOCK-BASED COMPENSATION The Company accounts for its employee stock-based compensation plans using the intrinsic value method. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price.

FOREIGN CURRENCY TRANSLATION The functional currency of the Company's foreign subsidiaries is the local foreign currency. All assets and liabilities denominated in foreign currencies are translated into U.S. dollars at the exchange rate prevailing on the balance sheet date. Revenues, costs and expenses are translated at average rates of exchange prevailing during the period. Translation adjustments resulting from translation of the subsidiaries' accounts are accumulated in accumulated comprehensive income/(loss). Gains and losses resulting from foreign currency transactions are included in the consolidated statements of operations and have not been significant.

         HEDGING OF FOREIGN CURRENCY TRANSACTIONS The Company utilizes foreign currency forward exchange contracts to hedge foreign currency market exposures of underlying assets, liabilities and other obligations. The Company does not use forward exchange contracts for speculative or trading purposes. The Company's accounting policies for these instruments are based on the Company's designation of such instruments as hedging transactions. The criteria the Company uses for designating an instrument as a hedge include the instrument's effectiveness in risk reduction and one-to-one matching of forward exchange contracts to underlying transactions. Gains and losses on currency forward contracts that are designated and effective as hedges of firm commitments are deferred and recognized in income in the same period that the underlying transactions are settled. Gains and losses on currency forward contracts that are designated and effective as hedges of existing transactions are recognized in income in the same period as losses and gains on the underlying transactions are recognized and generally offset. Gains and losses on any instruments not meeting the above criteria would be recognized in income in the current period. The Company transacts business in various foreign currencies. At September 30, 2000 and 1999, the Company had foreign exchange contracts, all having maturities of 90 days or less, to sell approximately $9.0 million and $6.2 million in U.S. dollars, respectively.

The fair value of these contracts at September 30, 2000 is not significant. The counterparties to these contracts are substantial and credit worthy multinational commercial banks. The risks of counterparty nonperformance associated with these contracts are not considered to be significant. As of September 30, 2000 and 1999 the following contracts were outstanding.

                                Forward Contracts
                               September 30, 2000

                   Premium paid /      Contract       Forward                                  Term of
(In thousands)   (Discount received)    amount      strike rate                                contract
------------------------------------------------------------------------------------------------------
Contract 1               2             $ 1,250        1.50255       (GB Pound/US Dollar)      2   months
Contract 2               3             $ 1,250        1.503025      (GB Pound/US Dollar)      2.5 months
Contract 3               5             $ 1,000        1.4568        (GB Pound/US Dollar)      2   months
Contract 4               5             $ 1,000        1.45705       (GB Pound/US Dollar)      2.5 months
Contract 5               5             $ 1,000        1.4574        (GB Pound/US Dollar)      3   months
Contract 6             (27)            $ 3,500        1.4391        (GB Pound/US Dollar)      2   months
Contract 7             (38)            $(3,500)       1.46598       (US Dollar/GB Pound)      2.5 months
------------------------------------------------------------------------------------------------------

                                Forward Contracts
                               September 30, 1999

                                       Contract       Forward                                  Term of
(In thousands)      Premium paid        amount      strike rate                                contract
--------------------------------------------------------------------------------------------------------
Contract 1              30             $ 2,000        1.6140        (US Dollar/GB Pound)      2   months
Contract 2              31             $ 2,000        1.6150        (US Dollar/GB Pound)      3   months
Contract 3               5             $ 2,206        2,938         (Italian Lira/GB Pound)   3   months

--------------------------------------------------------------------------------------------------------


FAIR VALUE OF FINANCIAL INSTRUMENTS Carrying amounts of certain of the Company's financial instruments, including cash and cash equivalents, receivables, accounts payable, accrued payroll and other accrued liabilities, approximate fair value because of their short maturities. The fair values of investments are determined using quoted market prices for those securities or similar financial instruments. The fair value of other long-term liabilities approximates the carrying value due to the market interest rates that these obligations bear.

NOTE 3 - CASH AND CASH EQUIVALENTS

                                                        September 30,
                                                 -------------------------
(In thousands)                                       2000          1999
                                                 -----------   -----------
Bank demand deposits                             $     1,819   $     6,859
Money market accounts                                 19,060        26,524
Corporate bonds                                         --             300
                                                 -----------   -----------

                                                 $    20,879   $    33,683
                                                 -----------   -----------

NOTE 4 - SHORT-TERM INVESTMENTS

                                                        September 30,
                                                 --------------------------
(In thousands)                                       2000           1999
                                                 -----------    -----------
U.S. Treasury notes                              $      --      $     3,038
Government agency bonds                                  971          2,204
Corporate bonds                                        4,596         23,919
                                                 -----------    -----------

                                                 $     5,567    $    29,161
                                                 -----------    -----------

At September 30, 2000, investments with maturity dates ranging from 91 days to one year totaled $2.5 million, and investments with maturity dates ranging from one year to three years totaled $3.1 million.

NOTE 5 - RECEIVABLES

                                                           September 30,
                                                     --------------------------
(In thousands)                                          2000           1999
                                                     -----------    -----------
Trade accounts receivable                            $    27,461    $    40,531
Less allowance for returns and
    doubtful accounts                                     (3,192)        (8,222)
                                                     -----------    -----------

                                                     $    24,269    $    32,309
                                                     -----------    -----------

The Company generates a significant portion of its revenues through distributors of computer software in North America, Europe, South America and the Pacific Rim. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company maintains reserves for potential credit losses. For fiscal 2000, one customer's balance accounted for 15% of trade receivables. For fiscal 1999 and 1998, no one customer's balance exceeded 10% of trade receivables. For fiscal 2000, 1999 and 1998, no one customer accounted for greater than 10% of the Company's revenues.

NOTE 6 - PROPERTY AND EQUIPMENT

                                                             September 30,
                                                     ---------------------------
(In thousands)                                          2000           1999
                                                     -----------    -----------
Computer and office equipment                        $    20,703    $    41,146
Furniture and fixtures                                     5,883          8,516
Leasehold improvements                                     8,143          8,472
                                                     -----------    -----------
                                                          34,729         58,134
Less accumulated depreciation and
    amortization                                         (25,717)       (45,900)
                                                     -----------    -----------

                                                     $     9,012    $    12,234
                                                     -----------    -----------

Depreciation and amortization expense was $5.6 million, $6.4 million and $6.9 million during fiscal 2000, 1999 and 1998, respectively.

NOTE 7 - PURCHASED SOFTWARE AND TECHNOLOGY LICENSES

                                                           September 30,
                                                     --------------------------
(In thousands)                                          2000           1999
                                                     -----------    -----------
Purchased software and
   technology licenses, at cost                      $    31,588    $    35,429
Less accumulated amortization                            (25,758)       (24,998)
                                                     -----------    -----------

                                                     $     5,830    $    10,431
                                                     -----------    -----------

Amortization expense was $4.3 million, $5.3 million and $6.6 million during fiscal 2000, 1999 and 1998, respectively.

NOTE 8 - LINES OF CREDIT

At September 30, 2000, the Company had available a $0.9 million line of credit internationally with a bank under which the Company had $0.7 million in outstanding borrowings at September 30,

2000. The interest rate on borrowings made against this line of credit during fiscal 2000 was 2.7%. The line of credit is secured by a standby letter of credit issued by the Company's domestic bank.

NOTE 9 - ROYALTIES PAYABLE

Royalties payable represent obligations to pay authors of certain software products under licensing agreements. Two corporate shareholders accounted for $0.4 million of the royalties payable balance at September 30, 1999 and $0.6 million, $1.2 million and $(2.1) million of royalty expense (income) for fiscal 2000, 1999 and 1998, respectively. At September 30, 2000 no royalties were payable to corporate shareholders.

NOTE 10 - ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

                                                             September 30,
                                                       -------------------------
(In thousands)                                            2000          1999
                                                       -----------   -----------
Accrued wages, commissions, bonuses                    $     6,519   $    12,664
Accrued advertising                                          3,147         6,016
Accrued fringe benefits                                      1,374         1,898
Capital lease obligations                                    1,803         2,952
Other accrued expenses                                       7,382         8,784
                                                       -----------   -----------

                                                       $    20,225   $    32,314
                                                       -----------   -----------

NOTE 11 - COMMITMENTS AND CONTINGENCIES

LEASE COMMITMENTS Future minimum lease payments under noncancelable operating leases (with initial or remaining lease terms in excess of one year) and future minimum capital lease payments as of September 30, 2000 were as follows:

                                                             Capital                Operating
(In thousands)                                                Leases                  Leases
------------------------------------------------------------------------------------------------
Year Ending September 30,
             2001                                               $ 1,921                 $ 6,928
             2002                                                   499                   6,133
             2003                                                     2                   5,035
             2004                                                    --                   4,928
             2005                                                    --                   4,231
             Later years, through 2020                               --                   8,808
                                                           ------------            ------------
Total minimum lease payments                                      2,422                 $36,063
                                                                                   ============

Less amount representing interest                                    74
                                                           ------------

Present value of net minimum capital lease payments               2,348

Less current installments of
    obligations under capital leases                              1,803
                                                           ------------

Obligations under capital leases,
    excluding current installments                         $        545
                                                           ============

The cost of assets recorded under capital leases was $8.2 million and $13.0 million at September 30, 2000 and 1999, respectively. Accumulated amortization on those dates was $6.1 million and $7.9 million, respectively.

Rent expense amounted to approximately $7.7 million, $8.0 million and $8.1 million in fiscal 2000, 1999 and 1998, respectively.

Included in the Company's operating lease commitments are facilities leased from Encinal Partners, a partnership which includes the Company President and Chief Executive Officer. The Company's Board of Directors has reviewed and approved the lease agreements and determined that the lease agreements entered into by the Company are equivalent to agreements that would be negotiated with independent third parties on an "arms-length" basis. The remaining lease term of these facilities is between one and six years. Rent expense for these facilities amounted to approximately $1.5 million in fiscal 2000, and $1.4 million in fiscal 1999 and 1998.

CONTINGENCIES In December 1995, the Company acquired from Novell certain assets related to UnixWare. As consideration, the Company may be required to make cash payments periodically to Novell provided certain unit volumes of UNIX distribution are achieved. To date, distribution unit volume of UNIX has not reached levels which would have required the Company to make cash payments to Novell. Such payment obligation will terminate at the end of calendar year 2002.

From time to time, the Company and its subsidiaries may experience claims in the ordinary course of business, including among others employee legal actions and alleged trademark infringements. Due to the nature of these matters, it is not possible to either determine the range of loss that may result from them or their ultimate resolution.

NOTE 12 - SHAREHOLDERS' EQUITY

PREFERRED STOCK The Company is authorized to issue 20,000,000 shares of Preferred Stock. As of September 30, 2000, there were no shares of Preferred Series stock either issued or outstanding.

1993 EMPLOYEE STOCK PURCHASE PLAN The Company has an Employee Stock Purchase Plan ("ESPP") for all eligible employees which is administered by the Board of Directors. Under the ESPP, shares of the Company's ESPP stock may be purchased at six-month intervals at 85% of the fair market value on the first or last day of each six-month period whichever is lower. Employees may purchase shares through payroll deductions of up to 10% of gross compensation during an offering period. During 2000, 1999 and 1998, employees purchased 493,092, 589,968 and 567,647 shares at an average per share price of $4.31, $3.52 and $3.07, respectively. The number of shares reserved for issuance under the ESPP was increased by 750,000 shares in February 2000. As of September 30, 2000, 1,617,057 shares were reserved for future issuance.

1994 INCENTIVE STOCK OPTION PLAN As of September 30, 2000, the Company had authorized 20,013,665 shares of Common Stock for issuance under the 1994 Incentive Stock Option Plan (the "Option Plan"). The Company's Board of Directors administers the Option Plan and determines the terms of the options granted under the Option Plan, including the exercise price, number of shares subject to each option and the exercisability thereof. In addition, the stock option committee of the Company's Board of Directors is authorized to grant up to 20,000 shares to an individual employee or consultant under the terms of the Option Plan.

The exercise price of all incentive options granted under the Option Plan must be at least equal to the fair market value. Options granted under the Option Plan prior to January 31, 1996 generally become exercisable over a five year period. Effective January 31, 1996, the vesting period for subsequent grants was changed to four years. The term of each option is ten years.

1993 DIRECTOR OPTION PLAN The Company's 1993 Director Option Plan (the "Director Plan") provides for the granting of nonstatutory stock options to non-employee directors of the Company and is administered by the Board of Directors. In February 2000, the number of shares available for issuance under the Director Plan was increased by 250,000 shares from 1,150,000 shares to 1,400,000 shares.

A summary of the status of the Company's stock option plans as of September 30, 2000, 1999 and 1998, and changes during the years then ended is presented below:

(In thousands, except                              2000                    1999                     1998
per share data)                           -----------------------  ------------------------  ----------------------
                                                        Weighted-               Weighted-               Weighted-
                                                        Average                  Average                 Average
                                                        Exercise                 Exercise                Exercise
Option and Director Plans                    Shares      Price        Shares      Price        Shares     Price
-------------------------------------------------------------------------------------------------------------------
Outstanding at beginning of year                11,491    $ 5.25        10,349      $ 4.80       8,558      $ 5.25

Granted                                          4,164     10.10         3,009        6.50       3,102        3.87

Exercised                                       (2,081)     4.99        (1,131)       4.44         (91)       2.37

Cancelled                                       (1,708)     7.89          (736)       5.25      (1,220)       5.80
                                          ------------             -----------               ---------

Outstanding at end of year                      11,866      6.60        11,491        5.25      10,349        4.80
                                          ============             ===========               =========

Options exercisable at end of year               4,821    $ 5.24         4,480      $ 5.08       3,484      $ 5.17

Weighted-average fair value of
     options granted during the year                      $ 6.18                    $ 3.61                  $ 2.19
-------------------------------------------------------------------------------------------------------------------

The following table summarizes information about stock options outstanding at September 30, 2000:

(In thousands, except
per share data)
                                       Weighted-Avg
     Range of                           Remaining       Weighted-Avg                     Weighted-Avg
  Exercise Price       Outstanding   Contractual Life  Exercise Price     Exercisable   Exercise Price
--------------------------------------------------------------------------------------------------------

 $  1.50   -    2.00             32        1.1 years           $  1.76              32           $ 1.76
    2.56   -    3.75          1,452        8.4                    3.16             446             3.21
    3.97   -    5.94          6,241        7.3                    4.54           3,146             4.70
    6.00   -    9.00          1,847        7.2                    6.77             936             6.66
    9.06   -   13.19            855        8.7                    9.74             247            10.12
   14.94   -   20.75          1,424        9.2                   16.90              14            17.26
   25.31   -   32.00             15        9.3                   29.80               0               --
                      -------------                                     --------------

$   1.50   -   32.00         11,866        7.7 years           $  6.60           4,821           $ 5.24
                      =============                                     ==============
--------------------------------------------------------------------------------------------------------

PRO FORMA FAIR VALUE ACCOUNTING FOR STOCK-BASED COMPENSATION SFAS No. 123, Accounting for Stock-Based Compensation, requires pro forma information regarding net income and earnings per share as if the Company had accounted for its employee stock options and other stock-based compensation under the fair value method. The fair value of the options granted under the Option Plan and the Director Plan was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2000, 1999 and 1998: risk-free interest rate of 6.31% for 2000, 5.27% for 1999, and 5.45% for 1998; dividend yield of 0%; volatility factor of the expected market price of the Company's common stock of 75% for 2000 and 65% for 1999 and 1998 ; an average turnover rate of 15% and a four year and five year expected life for options granted to employees and executives, respectively.

The fair value for the Employee Stock Purchase Plan rights were also estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions for 2000, 1999 and 1998: risk-free interest rates of 5.07%, 4.91% and 5.31%, respectively; dividend yield of 0%; volatility factor of 75% for 2000 and 65% for 1999 and 1998; and six month expected life. The weighted average fair value of the ESPP rights granted in 2000, 1999 and 1998 was $2.86, $1.31 and $1.27, respectively.

(In thousands, except                                   Fiscal Year Ended per
share price)                                              September 30,
                                            -------------------------------------------
                                                2000          1999          1998
---------------------------------------------------------------------------------------
Pro forma net income (loss)                      $(67,423)    $ 10,464       $
(20,664)

Pro forma earnings (loss) per share
            Basic                                $  (1.89)    $   0.31       $   (0.58)
            Diluted                              $  (1.89)    $   0.29       $   (0.58)

---------------------------------------------------------------------------------------

The pro forma effects of applying SFAS No. 123 for recognizing compensation expense may not be representative of the effects on the reported net income or loss for future years because the options granted by the Company vest over several years and additional awards may be made in the future.

COMMON STOCK REPURCHASES The Company repurchases its common stock on the open market, both systematically and non-systematically. Under the systematic stock repurchase plan, shares of common stock are repurchased to help negate the dilutive effects of the Incentive Stock Option Plan and the Employee Stock Purchase Plan. For the fiscal years ended September 30, 2000, 1999 and 1998, the purchases and retirements of common stock under the systematic plan were 758,578 shares, 1,038,000 shares and 1,115,000 shares, respectively. Under the non-systematic repurchase plan, the Company may repurchase up to 6,000,000 shares of its common stock. During the fiscal years ended September 30, 2000, the company did not repurchase any shares under the non-systematic plan, while in fiscal years ended September 30, 1999 and 1998, 1,386,000 and 945,050 shares, respectively, were repurchased and retired under the non-systematic plan. Both the systematic and non-systematic plans have been approved for continuance into fiscal 2001.

SHAREHOLDER RIGHTS In September 1997, the Company adopted a Shareholder Rights Plan which provides existing shareholders with the right to purchase a partial share of preferred stock for each share of common stock owned by the shareholder in the event of certain changes in the Company's ownership. These rights may serve as a deterrent to certain takeover attempts not approved by the Company's Board of Directors. The rights expire in September 2007.

WARRANTS On September 22, 2000 the Company entered into a private placement agreement where the investors have subscribed for a total of 409,375 units at $32 per unit. Each unit consists of 8 shares of common stock of the Company and a warrant to purchase either 2 additional shares of the Company's common stock at $4 per share or 1 share Caldera common stock at $8 per share. The total fair value of the SCO common stock plus either of the warrants was in excess of the $32.00 received. The warrants for the Caldera shares can be exercised only if the agreement between the Company and Caldera is consummated. In the event that the transaction is not completed, the investors will only be able to exercise the warrant for SCO stock. The warrants have a two-year life. Total proceeds from the private placement, net of issuance costs of $331 were $12,769.

When the transaction with Caldera is consummated, SCO will assess the fair value of the warrant in Caldera stock and will reclassify an amount equal to this fair value from equity to liabilities at that date. In addition, SCO will continue to reassess the fair value of this liability for every reporting period until the warrants are exercised. Any change in the fair value of this liability will be recorded into the statement of operations.

Upon the initial issuance, SCO has determined the fair value of the warrants using the Black-Scholes option pricing model. As of the date of issuance, the warrants can only be exercised for SCO stock and do not meet any of the requirements of EITF's 96-13 or 00-07 "Accounting for Derivative Instruments Indexed to and Potentially Settled in a Company's Own Stock" for classification as a liability and the value of these warrants have been classified within equity. On an ongoing basis, upon completion of the transaction, the fair value of the Caldera warrants will be determined using the Black-Scholes model and the following assumptions: a two-year exercise period, a 100% volatility rate for Caldera which is consistent with the rate disclosed in their financial statements, and a dividend rate of zero. Based on the assumptions above, the fair value of the warrants to purchase 439,375 shares as of September 30, 2000 was approximately $697,000.

NOTE 13 - INCOME TAXES

Income (loss) before income taxes for fiscal 2000, 1999, and 1998 include foreign pretax profits (losses) of approximately $3.2 million, $6.6 million and $(3.0) million, respectively. The components of income taxes are as follows:

                                               Fiscal Year Ended September 30,
                                          ----------------------------------------
(In thousands)                               2000           1999          1998
                                          -----------    -----------   -----------
Current:
   Federal                                $      (147)   $       500   $      --
   State                                           20             20            20
   Foreign                                        521          2,876         3,334
                                          -----------    -----------   -----------

      Total current                               394          3,396         3,354
                                          -----------    -----------   -----------

Deferred:
   Federal                                      6,289           --            --
   State                                          139           --            --
   Foreign                                      1,396           --             205
                                          -----------    -----------   -----------

      Total deferred                            7,824           --             205
                                          -----------    -----------   -----------

                                          $     8,218    $     3,396   $     3,559
                                          -----------    -----------   -----------

Income taxes differ from the amount computed by applying the statutory federal income tax rate to income (loss) before income taxes as follows:

                                               Fiscal Year Ended September 30,
                                          -----------------------------------------
(In thousands)                               2000           1999           1998
                                          -----------    -----------    -----------
Statutory federal income tax
    (benefit) at 34%                      $   (16,570)   $     6,887    $    (3,776)
State income tax (benefit),
    net of federal effect                         159            247           (338)
Foreign taxes less related tax
    benefit, if any                              (229)           669          3,659
Losses and expenses without
    tax benefit                                17,034           --            4,014
Current utilization of losses                    --           (4,407)          --
Net deferred tax asset charge                   7,824           --             --

                                          -----------    -----------    -----------

                                          $     8,218    $     3,396    $     3,559
                                          -----------    -----------    -----------

The tax effect of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:

                                                       September 30,
                                          ------------------------------------------
(In thousands)                               2000           1999           1998
                                          -----------    -----------    -----------
Deferred tax assets:
Accruals and reserve
    accounts                              $     7,005    $     7,613    $     9,732
Property and equipment                            931          1,641          1,477
Net operating loss carryforward                35,580          7,032         18,550
Research credit                                 9,299          7,602          7,105
Other credits                                   2,105         12,346          1,020
                                          -----------    -----------    -----------

Total gross deferred tax assets                54,920         36,234         37,884
Less valuation allowance                      (52,801)       (26,885)       (26,330)
                                          -----------    -----------    -----------

Net deferred  tax assets                        2,119          9,349         11,554
                                          -----------    -----------    -----------

Deferred tax liabilities:
Unrealized investment gain                      2,119           --             --
Amortization                                     --            1,525          3,730
                                          -----------    -----------    -----------

Total deferred tax liabilities                  2,119          1,525          3,730
                                          -----------    -----------    -----------

Net tax assets and liabilities            $      --      $     7,824    $     7,824
                                          -----------    -----------    -----------

The net change in the total valuation allowance for the years ended September 30, 2000, 1999 and 1998, was an increase of approximately $25.9 million, $0.6 million and $8.9 million, respectively. Subsequently recognized tax benefits relating to the valuation allowance for deferred tax assets at September 30, 2000 will be allocated to income tax benefit and additional paid in capital in the amounts of $48.8 million and $6.1 million, respectively.

As of September 30, 1999 the Company established a partial valuation allowance against its gross deferred tax assets to reduce such asset to the amount that was deemed, more likely than not, to be recoverable prior to expiration. The Company considered, amongst other factors, the historical profitability, prior to one off charges, of the Company, projections for future profits and the ability of the Company deferred tax assets against these future profits prior to expiration of these assets, the ability of the Company's foreign subsidiaries to utilize their deferred tax assets, and the tax effects of one time charges.

As at September 30, 2000 the Company reassessed the recoverability of its net deferred tax assets. This analysis was based on revised earnings projections, the substantial net operating losses incurred during fiscal 2000 and the effects of the restructurings undertaken during the year upon the group's tax structure. As a result of this analysis management determined that it was more likely than not that the net deferred tax asset recorded as of September 30, 1999 would not be recoverable against future earnings prior to expiration. Accordingly the Company has established a full valuation allowance against gross deferred tax assets as of September 30, 2000. This resulted in a charge of $7.8 million to the statement of operations during the year ended September 30, 2000.

At September 30, 2000, the Company has net operating loss carryforwards of approximately $101.7 million which expire in fiscal years 2012 through 2020, and foreign tax credit and research credit carryforwards of approximately $1.2 million and $9.3 million, respectively, which expire in fiscal years 2001 through 2013. Additionally, the Company has other tax credits of approximately $0.9 million that have no expiration date.

At September 30, 2000, the cumulative unremitted foreign earnings of the Company were not material. The Company intends to reinvest these earnings indefinitely.

NOTE 14 -PROPOSED TRANSACTIONS WITH CALDERA SYSTEMS

On August 1, 2000, the Company entered into an agreement with Caldera Systems, Inc. in which Caldera Systems, Inc. will acquire the Company's Server Software and Professional Services Divisions. Caldera Systems, Inc. will form a new holding company, Caldera, Inc., to acquire assets from the Company's Server Software Division and the Company's Professional Services Division, including its employees, products and channel resources. Caldera, Inc. will have exclusive distribution rights for the SCO OpenServer product line. SCO will receive a 28.6% ownership interest in Caldera, Inc., which is estimated to be an aggregate of approximately 18.4 million shares of Caldera stock (including approximately
2 million shares reserved for employee options assumed by Caldera, Inc. for options currently held by SCO employees joining Caldera, Inc.), and $7.0 million in cash. In conjunction with the acquisition, The Canopy Group, Inc., a major stockholder of Caldera Systems, Inc., has agreed to loan $18.0 million to the Company. The terms of this loan are still to be negotiated but both parties have agreed the terms will be reasonable and customary.

Further, Caldera Systems, Inc. has agreed to loan $7.0 million to the Company in the form of a short-term note repayable at the consummation of the transaction between SCO and Caldera Systems, Inc. SCO will retain its Tarantella Division and the SCO OpenServer revenue stream and intellectual properties. The boards of directors of both companies have unanimously approved the acquisition which is subject to the approval of Caldera Systems, Inc. and The Santa Cruz Operation, Inc. stockholders, and regulatory agencies, as well as meeting certain other closing conditions. The companies anticipate closing the transaction during the first calendar quarter of 2001.

NOTE 15 - RESTRUCTURING CHARGE

Non-recurring charges of $10.7 million were incurred in fiscal year 2000 that related to worldwide restructurings undertaken in the second and forth quarters of fiscal 2000, representing 7% of total net revenues for the fiscal year. The restructurings included a reduction in personnel of 227 employees, write-off of certain acquired technologies, write-off of certain fixed assets, and elimination of non-essential facilities. Of the $10.7 million, $9.2 million related to cash expenditures and $1.5 million related to non-cash charges. The restructuring charge related to cash expenditures included $7.3 million for severance costs and $1.9 million for facilities costs. The non-cash charges related to disposals of fixed assets and write-offs of technology. The disposal of fixed assets is comprised of computer equipment that will no longer be in use due to the reduction of personnel. The technology write-off relates to technology that will not be used in future product development due to the reduction in development personnel. This technology was associated with development of the Unixware product and had been previously capitalized as it had alternative future use. In conjunction with the restructuring, the personnel associated with the development of this technology were terminated and this technology no longer had an alternative future use. The Company has restructured its business operations into three independent divisions, each with a separate management team and dedicated development, marketing and sales organizations - the Server Division, the Tarantella Division and the Professional Services Division. As a result of the restructuring plans various regional offices in the United States, United Kingdom, Latin America and the Asia Pacific region will be eliminated. The United States regional facilities and the Watford, United Kingdom leases have been or will be vacated and restored, and subsequently sub-let or terminated by the second quarter of 2001. The remaining international offices are expected to be vacated immediately. Of the facilities closed, the majority relates to the Server Division while a minor portion relates to the Corporate Division which is comprised primarily of the finance and general and administrative functions of the Company's United Kingdom subsidiary. The Company anticipates that all of the payments, except the facility lease payment, will be made by the end of fiscal 2001. The majority of the reduction in force was in the Server Software Division. As of September 30, 2000 a total of 140 positions have been eliminated: 114 positions in the Server Software Division, 21 in the Corporate Division, 4 in the Professional Services Division and 1 in the Tarantella Division. The accrued restructuring charge is summarized as follows:

                                      Reduction                             Disposal of
(In thousands)                        in Force    Facilities   Technology   Fixed Assets    Total
---------------------------------------------------------------------------------------------------
Restructuring charge accrued          $   7,318    $   1,856    $     667    $     842    $  10,683
Payments/utilization of
  the accrual                            (3,702)         (94)        (667)        (256)      (4,719)
-----------------------------         ---------    ---------    ---------    ---------    ---------

Accrual at September 30, 2000         $   3,616    $   1,762    $    --      $     586    $   5,964
-----------------------------         ---------    ---------    ---------    ---------    ---------

NOTE 16 - INVESTMENTS

In November 1996, the Company purchased $2.0 million of convertible debentures of a domestic distribution channel partner. In February 1999, the Company elected to convert, in its entirety, the debenture into shares of preferred stock. In the event the partner has not consummated an underwritten public offering or other liquidity event by March 2001 which returns to the Company its entire $2.0 million investment, the Company shall be entitled to redeem the preferred shares for $2.0 million plus 6% per annum per year on such amount commencing March 1999. Redemptions may be paid immediately or may be paid in up to six equal quarterly installments of principal plus interest, at an interest rate equal to the prime rate, adjusted quarterly. The Company's ownership of preferred stock in the distribution partner represents approximately 17% of the distribution company's equity, and the Company has the right to have one Board member who has observation rights only. The Company accounts for the investment using the cost method as it is not deemed to exert significant influence. During fiscal 2000 and fiscal 1999, the Company recorded charges of $0.7 million and $1.0 million, respectively, representing other than temporary declines in the value of its investment in the distribution partner.

At September 30, 2000 and 1999, the Company had accounts receivable outstanding with this domestic distribution channel partner of $1.0 million and $1.1 million, respectively. Sales to this related party was $5.3 million for fiscal 2000, $8.0 million for fiscal 1999 and $4.7 million for fiscal 1998.

Available-for-sale equity securities

In January 1995, the Company purchased 10% of the preferred stock of Rainmaker Systems, Inc. ("Rainmaker"), another of the Company's domestic distribution partners, in exchange for cash, product and equipment valued at $1.0 million. In addition, the Company loaned $1.0 million to Rainmaker in exchange for convertible debentures. In February 1999, the Company exchanged the preferred stock and debentures for shares of Series D Convertible Participating Preferred Stock (the "Series D Preferred"). During fiscal year 1999, the Company sold approximately 1,704,011 shares of Series D for $2.26 per share and received cash proceeds of $3.8 million. The cost basis of the sale was $0.6 million, and resulted in a realized gain of $3.2 million. The Company's interest of ownership of Rainmaker before and after the sale was 15.3% and 10.3% respectively. On November 17, 1999, Rainmaker completed an initial public offering of its common stock. At which time, the shares of Series D Preferred held by the Company automatically converted into shares of Rainmaker's common stock on a one-for-one basis. At September 30, 2000, the Company held 3,705,767 shares of Rainmaker's common stock. The Company accounts for these shares as available for sale securities and records them at fair market value, based on quoted market prices with any unrealized gains or losses included as part of accumulated other comprehensive income. During fiscal 2000, the Company sold 307,692 shares of Rainmaker stock for $6.50 per share, and received cash proceeds of $2.0 million. The cost basis of the sale was $0.1 million, and the Company realized a gain of $1.9 million. As of September 30, 2000, the Company owns 9.5% of Rainmaker's common stock.

At September 30, 2000 and 1999, the Company had accounts receivable outstanding with Rainmaker for $0.4 million and $2.1 million, respectively. Sales to this related party was $12.0 million for fiscal 2000, $16.8 million for fiscal 1999 and $13.9 million for fiscal 1998.

Unrealized gains and losses on available for sale investments as of September 30, 2000 are as follows (in thousands):

                                                                         Gross unrealized
(In thousands)                         Fair market value         Cost      gain (loss)
------------------------------------------------------------------------------------------
Rainmaker                                   $ 6,948            $ 1,251       $ 5,697
Corporate entity investments                    171                251           (80)
                                            -------            -------       -------
                                            $ 7,119            $ 1,502       $ 5,617
                                            -------            -------       -------

Rainmaker's common stock is traded on the Nasdaq National Market under the symbol "RMKR." The Company does not have a position on the Board of Directors.

NOTE 17 - INDUSTRY AND GEOGRAPHIC SEGMENT INFORMATION

The Company has adopted the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 131 (SFAS 131), Disclosures about Segments of an Enterprise and Related Information, effective for fiscal years beginning after December 31, 1997. SFAS 131 supercedes SFAS 14, Financial Reporting for Segments of a Business Enterprise. SFAS 131 changes current practice under SFAS 14 by establishing a new framework on which to base segment reporting and also requires interim reporting of segment information.

Beginning in fiscal 2000, the Company reviewed performance on the basis of its three divisions - the Server Software Division, the Tarantella Division, and the Professional Services Division. Prior to fiscal 2000, the Company reviewed performance on the basis of geographical segments. The Company uses analysis of segment revenues and gross margin in order to make preliminary decisions of resource allocation. No information on total assets by segment is reviewed. The accounting policies used by each segment comply with the policies used in the consolidated financial statements.

Each segment markets the Company's software products to companies in a number of industries including telecommunications, manufacturing and government bodies. These products are either sold directly by each segment's sales force or are sold to end users through distributors or OEMs.

The following table presents information about reportable segments as well as information on long-lived assets by geography. Revenue is allocated to segments based on the location from which the sale is satisfied and long-lived asset information is based on the physical location of the asset.

                                                     Fiscal Year Ended September 30,
                                               -----------------------------------------
(In thousands)                                    2000           1999           1998
                                               -----------    -----------    -----------
Net revenues:
              Server software division         $   135,433    $   210,954    $   157,223
              Tarantella division                   12,834         10,617          9,180
              Professional services division         4,199          3,129          5,497
              Corporate adjustments                 (3,543)        (1,076)          --
                                               -----------    -----------    -----------
              Total net revenues               $   148,923    $   223,624    $   171,900
                                               ===========    ===========    ===========

Gross margin:
              Server software division             100,120        168,091    $   117,615
              Tarantella division                    9,893          8,288          6,565
              Professional services division        (1,899)        (2,533)           624
              Corporate adjustments                   (987)          --             --
                                               -----------    -----------    -----------
              Total gross margin               $   107,127    $   173,846    $   124,804
                                               ===========    ===========    ===========

Operating income (loss):
              Server software division         $   (28,137)   $    26,987    $    (8,512)
              Tarantella division                  (18,834)        (6,889)        (4,577)
              Professional services division        (4,262)        (3,725)          (504)
                                               -----------    -----------    -----------
              Total operating income (loss)    $   (51,233)   $    16,373    $   (13,593)
                                               ===========    ===========    ===========

                                                       Fiscal Year Ended September 30,
                                                   ---------------------------------------
(In thousands)                                        2000          1999          1998
                                                   -----------   -----------   -----------
Net revenues:
                    United States                  $    65,194   $    96,809   $    83,037
                    Canada and Latin America             7,770        12,606         9,801
                    EMEIA (2)                           62,834        95,270        63,379
                    Asia Pacific                         9,697        18,161        14,471
                    Corporate Adjustments                3,428           778         1,212
                                                   -----------   -----------   -----------
                    Total net revenues             $   148,923   $   223,624   $   171,900
                                                   ===========   ===========   ===========

Gross margin: (1)
                   United States                   $    42,737   $    72,401
                   Canada and Latin America              5,805         9,276
                   EMEIA (2)                            50,049        76,943
                   Asia Pacific                          7,295        14,615
                   Corporate Adjustments                 1,241           611
                                                   -----------   -----------
                   Total gross margin              $   107,127   $   173,846
                                                   ===========   ===========

Long-lived assets:
                  United States                    $    16,367   $    31,058   $    34,779
                  Canada and Latin America               3,234           122            15
                  EMEIA (2)                                168         5,234         4,897
                  Asia Pacific                             241           155           200
                  Other international operations          --              50            50
                                                   -----------   -----------   -----------
                  Total long-lived assets          $    20,010   $    36,619   $    39,941
                                                   ===========   ===========   ===========

(1) Gross margin by geography was not tracked by the Company prior to fiscal year 1999.

(2) Europe, Middle East, India and Africa


NOTE 18 - EMPLOYEE BENEFIT PLAN

The Company maintains an employee savings plan, which qualifies under section 401(k) of the Internal Revenue Code. Under the plan, participating U.S. employees may defer up to 20% of their pre-tax salary, up to certain statutory limits. The Company matches 50% of employee contributions up to the lower of 6% of the employee's annual salary or $3,000. For fiscal 2000, 1999 and 1998, the Company's total contributions towards the 401(k) plan amounted to $1.1 million, $1.0 million and $0.9 million, respectively.

NOTE 19 - SUBSEQUENT EVENTS (unaudited)

In December 1999, the Company loaned to LinuxMall.com ("LinuxMall"), a strategic partner, $1.0 million in exchange for convertible debentures and warrants. In March 2000, the Company loaned LinuxMall an additional $1.0 million in exchange for convertible debentures and warrants. In October 2000, LinuxMall consummated a merger with EBIZ Enterprises, Inc. ("EBIZ"), a public company; at which time, some of the convertible debentures held by the Company automatically converted into 1,601,533 shares of EBIZ's common stock with the remaining debentures to convert into 766,466 shares of common stock in January 2001. Further, the Company has warrants to purchase 1,575,757 shares of EBIZ's common stock at $1.10; however, said shares may not be sold by Company until October 2002 unless the price for EBIZ's shares is above $4.00.

                       Report of Independent Accountants


To the Board of Directors and Shareholders of The Santa Cruz Operation, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index(2) present fairly, in all material respects, the financial position of The Santa Cruz Operation, Inc. and its subsidiaries at September 30, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2000 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing on page 76 present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.



/s/ PricewaterhouseCoopers LLP
------------------------------
PricewaterhouseCoopers LLP
San Jose, California
October 23, 2000

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

On December 30, 1997, the Company changed its independent auditors from KPMG LLP to PricewaterhouseCoopers LLP as previously reported on Form 8-K filed with the Securities and Exchange Commission on January 7, 1998 (File No 0-21484). There were no disagreements with any of the Company's independent accountants during the fiscal years ended September 30, 2000, 1999 and 1998.

                                    PART III


ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information with respect to Executive Officers and Officers may be found on pages 17 and 18 hereof, under the caption "Executive Officers and Officers of the Registrant."

Directors and Executive Officers

         The names of the Company's directors and executive officers and certain information about them are set forth below:

                                                                                                DIRECTOR
               NAME                    AGE                      POSITION WITH THE COMPANY        SINCE
               ----                    ---                      -------------------------       --------
Alok Mohan(1)..................        52     Chairman                                           1994
Douglas L. Michels.............        46     President, Chief Executive Officer and Director    1979
Robert M. McClure(2)...........        65     Director                                           1993
Gilbert P. Williamson(1).......        63     Director                                           1993
R. Duff Thompson(2)............        50     Director                                           1995
Ronald Lachman(1)..............        44     Director                                           1996
Ninian Eadie(2)................        63     Director                                           1996

(1)      Member of the Compensation Committee

(2)      Member of the Audit Committee

         Mr. Mohan became Chairman of the Board of Directors in April 1998. Prior to this appointment, he served as President since December 1994 and as Chief Executive Officer since July 1995 until April 1998. In December 1994, he was elected as a director and assumed the position of President and Chief Operating Officer. Prior to this appointment, beginning in May 1994, Mr. Mohan served as Senior Vice President, Operations and Chief Financial Officer. Prior to joining the Company, Mr. Mohan was employed with NCR Corporation, where he served as Vice President and General Manager of the Workstation Products Division, from January 1990 until July 1993 before assuming the position of Vice President of Strategic Planning and Controller, with responsibility for financial planning and analysis as well as worldwide reporting from July 1993 to May 1994. Mr. Mohan serves as a director of Rainmaker Systems, Inc. and eBiz. He also serves on the Board of Directors of the following private companies: Jones Business Systems, Inc., Crystal Graphics, Metering Technology Corporation, Alpine Microsystems, and Clickguide.

         Mr. Michels was named President and Chief Executive Officer in April 1998. Mr. Michels was the principal architect of the Company's technology strategy and served as the head of product development between June 1997 and April 1998 and as Chief Technical Officer between February 1993 and June 1997. Mr. Michels has served as a director of the Company since 1979 and served as the Company's Executive Vice President between 1979, when he co-founded the Company, and April 1998. Mr. Michels is one of the founders of Uniforum, a UNIX(R)system user consortium, and served as its President from 1989 to 1990. Mr. Michels serves on the Board of Directors of FastNet and Arete, Inc.

         Dr. McClure became a director of the Company in May 1993. Since 1978 he has served as President of Unidot, Inc., which he founded to specialize in the design of sophisticated computer software and hardware for equipment manufacturers worldwide. Dr. McClure serves as a director of General Automation, Inc., IPT Corporation and Arete, Inc.

         Mr. Williamson became a director of the Company in May 1993. From September 1991 until May 1993, he served as Chairman of the Board and Chief Executive Officer of NCR Corporation, and also served as a member of the Board of Directors of AT&T. He retired from NCR and the AT&T board of directors in May 1993. From January 1989 until September 1991, he served as President of NCR and as a director, and prior to that time served as Executive Vice President for marketing at NCR for three years. Mr. Williamson is also a director of Fifth Third Bank (formerly Citizens Federal Bank, F.S.B.) headquartered in Dayton, Ohio. He also serves on the Board of Directors of two other private companies:
Dean Investments and French Oil Mill Machinery.

         Mr. Thompson was appointed as a director of the Company in December 1995. Mr. Thompson is Managing General Partner of EsNet, Ltd., an investment group which is active in both technology and real estate ventures. From June 1994 to January 1996, he served as Senior Vice President of the Corporate Development Group of Novell, Inc. Prior to that time, he served as Executive Vice President and General Counsel for WordPerfect Corporation, and before joining WordPerfect Corporation in 1986, he was a partner with the Salt Lake City law firm of Callister, Duncan & Nebeker. Mr. Thompson is a former Chairman of the Board of the Business Software Alliance, the principal software industry association dealing with software industry issues, including copyright protection and public policy. He also serves on the board of Syzygy AG, a Neuer Markt company (Frankfurt, Germany) and serves on the Board of O2 Exchange, Inc., a private company.

         Mr. Lachman became a director of the Company in February 1996. He is a partner of Lachman Goldman Ventures, a venture capital company that helps co-found and invest in internet infrastructure technology ventures including Sandpiper/Digital Island, Connected Corporation, UltraDNS, Concillience, Everfile, Talarian, Nexiv, and a number of other companies. Mr. Lachman has helped co-found or sits on the board of several of these companies. He founded Lachman Associates in January 1975 and served as its President from January 1975 until June 1989. In January of 1993 he founded Lachman Technology, serving as its President from January 1993 until May 1994. Both Lachman companies developed networking software shipped with most UNIX servers. Mr. Lachman served as Executive Vice President of Interactive Systems, a Kodak Company, from June 1989 through the end of 1992.

         Mr. Eadie became a director of the Company in April 1996. He retired from International Computers Limited ("ICL") in April 1997. Mr. Eadie served as ICL's Group Executive Director, Technology, from January 1994 until July 1996, where he was responsible for research, development, manufacturing and third party distribution of all ICL products. Prior to that he served as President of ICL Europe from January 1990 until January 1994 and from May 1988 until January 1990 he served as President, ICL International. Mr. Eadie served on ICL's Board of Directors from 1984 until 1997, and was a member of ICL's Executive Management Committee from 1988 until 1997. He was a member of the SCO (UK) Advisory Board from June 1994 until his appointment to SCO's Board in April 1996.

         There is no family relationship between any director or executive officer of the Company.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934 (the "Exchange Act") requires the Company's executive officers and directors, and persons who own more than ten percent (10%) of a registered class of the Company's equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission ("SEC") and the National Association of Securities Dealers, Inc. Executive officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. Based solely on its review of the copies of such forms received by the Company, or written representations from certain reporting persons, the Company believes that all Section 16 filing requirements applicable to its officer, directors and ten percent (10%) shareholders during the fiscal year ended September 30, 2000 were complied with.

ITEM 11:  EXECUTIVE COMPENSATION AND OTHER MATTERS

EXECUTIVE COMPENSATION

                           SUMMARY COMPENSATION TABLE

         The following table sets forth the compensation paid by the Company during the three fiscal years to (i) the Company's Chief Executive Officer, and
(ii) each of the four other most highly compensated executive officers of the Company, whose salary plus bonus exceeded $100,000 in fiscal year 2000:

                                                   ANNUAL COMPENSATION                 LONG-TERM
                                                                                      COMPENSATION
                                       -----------------------------------------      ------------

   NAME AND PRINCIPAL       YEAR     SALARY($)(1)    BONUS($)(2)       OTHER ANNUAL      AWARDS         ALL OTHER
        POSITION            ----     ------------    -----------     COMPENSATION($)   SECURITIES      COMPENSATION
   ------------------                                                ---------------   UNDERLYING         ($)(3)
                                                                                       OPTIONS(#)         ------
                                                                                       ----------
Douglas L. Michels......    2000       $342,828        $166,599        $6,662(4)         175,000          $3,000
President, Chief            1999        278,343         168,379           560(5)         175,000           3,000
Executive Officer           1998        279,300          68,242         1,901(6)         413,027           4,585

John Moyer..............    2000        200,230          61,774         2,926(7)              --           3,000
Senior Vice President,      1999        214,365          88,900           260(5)          50,000           3,000
Human Resources             1998        199,288          32,384            --             35,000              --

Michael Orr(8)..........    2000        235,395          79,036            --            175,000           4,822
Senior Vice President       1999        102,067         100,000            --            175,000            1178
and President,
Tarantella, Inc.

Steven M Sabbath.........   2000        213,856          72,195            --             50,000           3,000
Senior Vice President,      1999        231,800         113,077         4,153(9)          50,000           3,000
Law and Corporate           1998        203,277          48,064            --             35,000           7,153
Affairs and Secretary


James Wilt..............    2000        224,903          65,011            --                 --              --
Senior Vice President       1999        229,335         102,497            --             75,000              --
and President,              1998        213,311          44,910          288(10)         245,000              --
Professional Services
Division

(1) Includes salary earned in the applicable fiscal year but paid or to be paid in the following fiscal year.

(2) The Company pays bonuses to executive officers as determined by the Board of Directors. The bonuses for each executive officer are based on the officer's base salary, the Company's financial performance, and individual performance during the fiscal year. Includes bonuses earned in the applicable fiscal year but paid or to be paid in the following fiscal year.

(3) The dollar amounts in this column include premium payments made by the Company with respect to insurance policies for the Named Executive Officers for which the Company is not a beneficiary. In addition, the dollar amounts in this column include 401(k) contributions for the following persons in the amount of $3,000 for 2000, 1999, and 1998 paid by the Company on behalf of Mr. Michels, Mr. Moyer, and Mr. Sabbath; and 401(k) contributions in the amount of $4,822 for 2000 on behalf of Mr. Orr.

(4) Includes annual airline club membership fees ($662) and estate planning services ($6,000).

(5)      Represents annual airline club membership fees.

(6) Includes amounts reimbursed for car expenses ($1,676) and airline club membership ($225).

(7)      Represents estate planning services.

(8)      Mr. Orr joined the Company in July 1999.

(9)      Represents amounts reimbursed for tax consulting services.

(10)     Represents amounts reimbursed for an annual Post Office box fee.

                        OPTION GRANTS IN FISCAL YEAR 2000

         The following table sets forth each grant of stock options during the fiscal year ended September 30, 2000 to the Named Executive Officers:

                                                                                                  POTENTIAL REALIZABLE
                                                                                                    VALUE AT ASSUMED
                                                                                                 ANNUAL RATES OF STOCK
                                                                                                 PRICE APPRECIATION FOR
                                                        INDIVIDUAL GRANTS                            OPTION TERM(3)
                                                        -----------------                            --------------

                                                     PERCENT OF
                                                    TOTAL OPTION
                                                       SHARES       EXERCISE
                                     NUMBER OF       GRANTED TO       PRICE
                                   OPTION SHARES    EMPLOYEES IN     ($ PER       EXPIRATION
              NAME                   GRANTED(1)    FISCAL YEAR(2)    SHARE)          DATE         5%($)         10%($)
              ----                 -------------   --------------   --------      ----------     -------       -------
Douglas L. Michels ............       29,090             .71%        $3.4375      07/31/2005     $16,025       $46,409
                                     145,910            3.55           3.125      07/31/2010     286,756       726,697

John Moyer ....................           --              --%             --              --          --            --

Michael Orr ...................       32,000             .78           3.125      07/31/2010      62,889       159,374

Steven M. Sabbath .............       13,626             .33           3.125      07/31/2010      26,779        67,864
                                      36,374             .89           3.125      07/31/2010      71,486       181,159

James Wilt ....................           --              --              --              --          --            --


(1) All options were granted under the Option Plan. The option exercise price of all stock options granted under the Option Plan is generally equal to the fair market value of the shares of Common Stock on the day prior to the date of grant. The options have a term of 10 years (5 years in the case of incentive stock options granted to Mr. Michels) and generally vest at the rate 25% of the shares subject to the option per year in which the optionee remains in continuous status as an employee or consultant. (2) The Company granted options to purchase an aggregate of 4,104,447 shares to employees in fiscal year 2000.
(3) Potential realizable values are based on assumed annual rates of return specified by the Securities and Exchange Commission. The Company's management cautions shareholders and option holders that such increases in values are based on speculative assumptions and should not be the basis for expectations of the future value of their holdings.

                 AGGREGATED OPTION EXERCISES IN FISCAL YEAR 2000
                        AND FISCAL YEAR-END OPTION VALUES

         The following table provides information on option exercises in fiscal year 2000 by the Named Executive Officers and the value of such officer's unexercised options as of September 30, 2000.

                                 SHARES
                                 ACQUIRED                             NUMBER OF                        VALUE OF UNEXERCISED
                                   ON          VALUE         UNEXERCISED OPTION SHARES      IN-THE-MONEY OPTION SHARES ON SEPTEMBER
            NAME                 EXERCISE    REALIZED          ON SEPTEMBER 30, 2000                    30, 2000 ($) (2)
                                                               ---------------------                    ----------------

                                                          EXERCISABLE      UNEXERCISABLE       EXERCISABLE(1)      UN-EXERCISABLE
                                                          -----------      -------------       --------------      --------------
Douglas L. Michels.......            0     $      0         398,525            528,502               $18,750             $18,750
John Moyer...............       69,992      512,362          56,143             98,865                 3,281               6,563
Michael Orr..............            0            0          43,750            306,250                     0                   0
Steven M. Sabbath........       26,624      424,673         118,126            140,750                 6,562               6,563
James Wilt ..............            0            0         236,545            178,555                20,456              13,125


(1) Market value of underlying securities based on the closing price of the Company's Common Stock on the NASDAQ National Market minus the exercise price.

(2) Market value of securities underlying unexercised in-the-money options based on the closing price of the Company's Common Stock on September 29, 2000 (i.e., the last trading day of fiscal year 2000) on the NASDAQ National Market of $2.9375 per share, minus the exercise price.

EMPLOYMENT CONTRACTS AND CHANGE-IN-CONTROL ARRANGEMENTS

         In March 1996, the Board of Directors approved a resolution providing that prior to or after a change in control, as defined in the Option Plan, any outstanding options held by corporate officers that were granted pursuant to the Option Plan that are not at such time exercisable and vested shall become fully exercisable and vested.

         The Company adopted a change in control plan in June 1997 and, accordingly, has entered into change in control agreements with each of the Named Executive Officers. Pursuant to these agreements, each such officer is eligible to receive, in the event that his or her employment is involuntarily terminated within one year following a change in control of the Company, an amount equal to the product of twelve (12) times his or her total monthly compensation including targeted bonuses at 100% attainment, continuation of health benefits, life insurance, long-term disability and other fringe benefit plans available to him or her prior to the involuntary termination of employment for twelve (12) months thereafter and accelerated vesting on all options held. Pursuant to the terms of these agreements, a change in control is as defined in the 1994 Incentive Stock Option Plan described herein.

         Further, in the event the aforesaid transaction with Caldera is consummated, an amendment to these change in control agreements with each of the Named Executive Officers provides that all stock option grants held by such officers prior to August 1, 2000 shall become fully vested and exercisable through January 31, 2002 or the applicable expiration date of each such grant, whichever shall be later. In addition, each such Officer shall be eligible to receive an amount equal to the product of twelve (12) times his or her total monthly compensation including targeted bonuses at 100% attainment provided that such Officer remains in the employ of the Company or of Caldera for a period of one year following the consummation of the transaction, unless released earlier by the Company or Caldera upon completion of transition duties.

         There are no other employment contracts between the Company and any of the executive officers named in the Summary Compensation Table above.

REPORT OF THE COMPENSATION COMMITTEE OF THE BOARD OF DIRECTORS

         The Compensation Committee of the Board of Directors serves as an administrative arm of the Board to make decisions regarding executive compensation and to make recommendations to the Board on compensation matters generally. The following is the report of the Compensation Committee describing compensation policies and rationale applicable to the Company's executive officers with respect to the compensation paid to such executive officers for the fiscal year ended September 30, 2000. The information contained in such report shall not be deemed to be "soliciting material" or to be "filed" with the Securities and Exchange Commission, nor shall such information be incorporated by reference into any future filing under the Securities Act or Exchange Act, except to the extent that the Company specifically incorporates it by reference into such filing.

General

         The Compensation Committee is a standing committee comprised of three nonemployee directors. After evaluating management's performance, the Compensation Committee recommends compensation and pay levels to the full Board for approval. Employee directors do not vote on their own compensation. Stock option grants to executive officers are approved by the Compensation Committee.

Overview and Policies for 2000

         The goals of the Compensation Committee are to attract, motivate, reward, and retain the key executive talent necessary to achieve the Company's business objectives and contribute to the long-term success of the Company. The Compensation Committee currently uses salary, bonus, and stock options to meet these goals.

         In fiscal year 2000, the Compensation Committee reviewed the compensation of the Company's key executive officers by evaluating each executive's scope of responsibility, prior experience, and salary history, and also took into account the salaries for similar positions at comparable high technology companies. In reviewing the compensation, the Compensation Committee focused on each executive's prior performance with the Company and expected contribution to the Company's future success.

         The Company provides long-term incentives to executive officers through the Option Plan. The purposes of the Option Plan are to attract and retain the best employee talent available and to create a direct link between compensation and the long-term performance of the Company. In general, the Option Plan incorporates four-year vesting periods to encourage employees to remain with the Company. The size of each option grant is based on the recipient's position and tenure with the Company, the recipient's past performance, and the size of previous stock option grants, primarily weighted toward the recipient's position. In fiscal year 2000, the Company continued its policy of granting stock options to new employees and granted additional stock options to employees, including executive officers, who had made and were expected to make significant contributions to the Company's development. These stock option grants were based primarily on the scope of the executive officer's responsibilities at the Company and the remuneration to be paid to such officer.

         The compensation for Douglas L. Michels in fiscal year 2000 was approved by the Board of Directors. The Compensation Committee made its recommendation and the Board made its determination of the Chief Executive Officer's compensation after considering the same factors used to determine the compensation of other executive officers.

Summary

         The Compensation Committee believes that the Company's compensation has been successful in attracting and retaining qualified employees and in linking compensation directly to corporate performance relative to the Company's goals. The Company's compensation policies will evolve over time as the Company moves to attain the near-term goals it has set for itself while maintaining its focus on building long-term shareholder value.


                                   MEMBERS OF THE COMPENSATION COMMITTEE:

                                            RONALD LACHMAN
                                            ALOK MOHAN
                                            GILBERT P. WILLIAMSON

PERFORMANCE GRAPH

         Set forth below is a line graph comparing the annual percentage change in the cumulative return to the shareholders of the Company's Common Stock with the cumulative return of the Nasdaq National Market Index and the Nasdaq Computer and Data Processing Stocks Index for the period commencing September 29, 1995 and ending on September 29, 2000. The information contained in the performance graph shall not be deemed to be "soliciting material" or to be "filed" with the Securities and Exchange Commission, nor shall such information be incorporated by reference into any future filing under the Securities Act or Exchange Act, except to the extent that the Company specifically incorporates it by reference into such filing.

         The graph assumes that $100 was invested on September 30, 1995 in the Company's Common Stock and in each index, and that all dividends were reinvested. No dividends have been declared or paid on the Company's Common Stock. Shareholder returns over the indicated period should not be considered indicative of future shareholder returns. The Company operates on a 52-week fiscal year which ended on September 30, 2000.

               Comparison of Five - Year Cumulative Total Returns
                             Performance Graph for
                         The Santa Cruz Operation, Inc.

              Produced on 11/22/2000 including data to 09/29/2000

                              [PERFORMANCE GRAPH]

               The Santa Cruz        Nasdaq Stock Market        Nasdaq Computer and Data Processing
               Operation, Inc.       (US Companies)             Stocks SIC 7370-7379 US & Foreign
09/1995            100.0                  100.0                               100.0
09/1996             79.1                  118.7                               124.0
09/1997             66.4                  162.9                               167.8
09/1998             52.2                  165.5                               217.5
09/1999            142.5                  270.4                               369.3
09/2000             35.1                  358.9                               464.3

Notes:
    A. The lines represent monthly index levels derived from compounded daily returns that include all dividends.
    B. The indexes are reweighted daily, using the market capitalization on the previous trading day.
    C. If the monthly interval, based on the fiscal year-end, is not a trading day, the preceding trading day is used.
    D.  The index level for all series was set to $100.0 on 09/29/1995.


COMPENSATION OF DIRECTORS

         During fiscal year 2000 the Company made payments to the Outside Directors in an aggregate amount of seventy-eight thousand, five hundred dollars ($78,500) for attendance to Board meetings (including committee meetings) during the fiscal year. The following payments were made to each outside director:
Ninian Eadie, eighteen thousand, two hundred and fifty dollars ($18,250); Ronald Lachman, thirteen thousand dollars ($13,000); Robert McClure, nineteen thousand, seven hundred and fifty dollars ($19,750); R. Duff Thompson, sixteen thousand, seven hundred and fifty dollars ($16,750); and, Gilbert Williamson, ten thousand, seven hundred and fifty dollars ($10,750). Pursuant to a consulting agreement with director Williamson, the Company shall pay one thousand dollars ($1,000) a day, plus reasonable expenses, for consulting services rendered to the Board of Directors and two thousand, five hundred dollars ($2,500) a day for consulting services pertaining to the general business of the Company, to be provided on an as-needed basis. During fiscal year 2000, the Company did not retain Mr. Williamson for any consulting services and, therefore, no payments were made in fiscal year 2000. The Company has a consulting agreement with director McClure, pursuant to which the Company shall pay one thousand dollars ($1,000) per day, plus reasonable expenses, for consulting services pertaining to the general business of the Company, to be provided on an as-needed basis. In fiscal year 2000, the Company did not retain Mr. McClure for any consulting services and, therefore, no payments were made in fiscal year 2000. Directors are reimbursed for certain expenses in connection with attendance at board and committee meetings.

         Outside Directors (i.e., nonemployee directors) receive compensation for their service on the Board pursuant to the Director Plan. This compensation is in the form of stock options, or in the case of the Annual Grant, which is automatically granted on the first day of each fiscal year, cash for each meeting attended, in lieu of a stock option. All current outside directors have elected stock options for fiscal year 2000.

         The Company's Director Plan, which provides for the grant in nonstatutory stock options to nonemployee directors of the Company, was adopted by the Board of Directors in March 1993 and approved by the shareholders in May 1993. The Company has reserved a total of 1,400,000 shares of Common Stock for issuance pursuant to the Director Plan. The Director Plan is currently administered by the Board of Directors. Under the Director Plan, each nonemployee director automatically receives a nonstatutory option to purchase 40,000 shares of the Company's Common Stock on the date upon which such person first becomes a director (the "Initial Grant"). In addition, each nonemployee director who remains in continuous status as a nonemployee director is automatically granted a nonstatutory option (the "Annual Grant") to purchase 10,000 shares of Common Stock on the first day of each fiscal year, 6,000 shares of which are pursuant to the Director Option Plan and 4,000 of which are pursuant to the Incentive Stock Option Plan.

         An Outside Director may elect to receive cash compensation in lieu of an Annual Grant. Each Outside Director who makes such an election shall receive cash compensation per each Board meeting payable at a rate determined by the Board. In addition to the annual election of either cash compensation or stock options grants, each Board member also receives the following payments for meeting attendance: one thousand dollars ($1,000) per regularly scheduled Board meeting attended in person, seven hundred fifty dollars ($750) per special meeting, which may be attended telephonically, and seven hundred fifty dollars ($750) per committee meeting, which may be attended telephonically. Also, in the event that the Director who elected to receive options in lieu of cash is unable to attend a regularly scheduled Board meeting, he shall have deducted from his next Annual Grant two thousand shares (2,000) for any such meeting not attended.

         Options granted under the Director Plan have a term of ten (10) years unless terminated sooner upon termination of the optionee's status as a director or otherwise pursuant to the Director Plan. Such options are not transferable by the optionee other than by will or the laws of descent or distribution, and each option is exercisable during the lifetime of the director only by such director. The exercise price of each option granted under the Director Plan is equal to the fair market value of the Common Stock on the date of grant. Initial Grant options granted under the Director Plan vest cumulatively at the rate of one-twentieth (1/20th) of the shares subject to the option for every three months after the date of grant. Annual Grant options vest at a rate of one-fourth (1/4th) of the shares subject to the option for every three months after the date of grant.

         In the event of a merger of the Company with or into another corporation or a consolidation, acquisition of assets of like transaction involving the Company immediately prior to occurrence of a change in control, any outstanding option shall become fully exercisable and vested.

         Unless terminated sooner, the Director Plan will terminate in 2003. The Board has authority to amend or terminate the Director Plan provided no such action may affect options already granted and such options shall remain in full force and effect. As of the fiscal year end, options to purchase 324,000 shares of Common Stock at a weighted average exercise price (per share) of approximately $7.22 per share were outstanding and 894,000 shares remained available for future option grants under the Director Plan.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         The Compensation Committee makes recommendations to the Board of Directors concerning salaries and incentive compensation for directors and officers of the Company. Mr. Michels, who served as President and Chief Executive Officer of the Company during fiscal year 2000, is not a member of the Compensation Committee and cannot vote on matters decided by the Committee. Mr. Michels has also participated in the discussions and decisions regarding salaries and incentive compensation for all employees of and consultants to the Company, except that Mr. Michels has also been excluded from discussions and decisions regarding his own salary and incentive compensation. No executive officer of the Company serves as a member of the board of directors or compensation committee of any entity that has one or more executive officer serving as a member of the Company's Board of Directors or compensation committee ("Interlock"). There are no Interlocks between the Company's Board of Directors or Compensation Committee and boards of directors or compensation committees of other companies.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information regarding the beneficial ownership of Common Stock of the Company as of November 1, 2000 as to
(i) each person who is known by the Company to own beneficially more than five percent (5%) of the outstanding shares of its Common Stock, (ii) each director and each nominee for director of the Company, (iii) each of the executive officers named in the Summary Compensation Table below, and (iv) all directors and executive officers as a group.


                                                                     COMMON STOCK      APPROXIMATE
                     FIVE PERCENT SHAREHOLDERS, DIRECTORS            BENEFICIALLY      PERCENTAGE
                        AND CERTAIN EXECUTIVE OFFICERS                   OWNED          OWNED(1)
                     ------------------------------------            ------------      -----------
Douglas L. Michels(2).............................................      4,439,050         11.13
    c/o The Santa Cruz Operation, Inc.
  425 Encinal Street
    Santa Cruz, California  95061-1900
Ninian Eadie(3)...................................................         97,000           *
Ronald Lachman(4) ................................................        151,000           *
Robert M. McClure(5). ............................................        135,832           *
Alok Mohan(6).....................................................        631,083          1.58
Jack Moyer(7).....................................................         87,469           *
Michael Orr(8)....................................................         65,624           *
Steven M. Sabbath(9) .............................................        155,725           *
R. Duff Thompson(10)..............................................         24,000           *
Gilbert P. Williamson(11).........................................        130,500           *
James Wilt(12)....................................................        471,641          1.19


All directors and executive officers as a group (14 persons)(13)...     6,946,791         16.54%

*     Less than one percent

(1) Applicable percentage of ownership is based on shares of Common Stock outstanding as of November 1, 2000 together with applicable options held by such shareholder. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and includes voting and investment power with respect to shares. Shares of Common Stock subject to options currently exercisable or exercisable within sixty (60) days after November 1, 2000 are deemed outstanding for computing the percentage ownership of the person holding such options, but are not deemed outstanding for computing the percentage of any other person.

(2) Includes 455,650 shares issuable upon exercise of options to purchase shares of Common Stock that are exercisable within sixty (60) days after November 1, 2000. Includes 75,000 shares gifted to the J3D Family Partnership, of which Douglas Michels is the general partner; and 355,000 shares in a trust account established by Mr. Michels' late father, Lawrence Michels, of which Douglas Michels is a general partner.

(3) Represents 97,000 shares issuable upon exercise of options to purchase shares of Common Stock that are exercisable within sixty (60) days after November 1, 2000.

(4) Includes 79,000 shares issuable upon exercise of options to purchase shares of Common Stock that are exercisable within sixty (60) days after November 1, 2000. Also includes 24,000 shares in trust accounts established for the benefit of his minor children of which Mr. Lachman is a trustee. In addition, 5,000 shares are also held by the Ronald and Mary Ann Lachman Foundation of which Mr. Lachman is a director; Mr. Lachman disclaims beneficial ownership of these shares.

(5) Includes 132,500 shares issuable upon exercise of options to purchase shares of Common Stock that are exercisable within sixty (60) days after November 1, 2000.

(6) Includes 571,248 shares issuable upon exercise of options to purchase shares of Common Stock that are exercisable within sixty (60) days after November 1, 2000.

(7) Includes 72,496 shares issuable upon exercise of options to purchase shares of Common Stock that are exercisable within sixty (60) days after November 1, 2000.

(8) Represents 65,624 shares issuable upon exercise of options to purchase shares of Common Stock that are exercisable within sixty (60) days after November 1, 2000.

(9) Includes 135,500 shares issuable upon exercise of options to purchase shares of Common Stock that are exercisable within sixty (60) days after November 1, 2000.

(10) Represents 24,000 shares issuable upon exercise of options to purchase shares of Common Stock that are exercisable within sixty (60) days after November 1, 2000.

(11) Represents 130,500 shares issuable upon exercise of options to purchase shares of Common Stock that are exercisable within sixty (60) days after November 1, 2000.

(12) Includes 259,965 shares issuable upon exercise of options to purchase shares of Common Stock that are exercisable within sixty (60) days after November 1, 2000.

(13) Includes 2,562,105 shares issuable upon exercise of options to purchase shares of Common Stock granted to executive officers and directors of the Company that are exercisable within sixty (60) days after November 1, 2000.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         In April 1999, the Company entered into a consulting agreement with Mr. Mohan, pursuant to which Mr. Mohan became an external consultant to the Company and his status as an employee ceased. The term of the agreement was for one year, commencing April 21, 1999, and was renewable by mutual agreement of both parties with approval by the Compensation Committee. As compensation for Mr. Mohan's consulting services to the Company he received a fee target of one hundred and twenty-six thousand dollars ($126,000) per year, paid as follows: ninety thousand dollars ($90,000) annually as a retainer; and thirty-six thousand dollars ($36,000) annually as a target incentive. Incentive payments were made solely based upon the Company's performance against its Revenue and EPS measures, paid in accordance with the provisions of the Company's Management Incentive Plan. Mr. Mohan received no incentive payments during fiscal year 2000. The consulting agreement expired April 21, 2000, and the Company entered into a new consulting agreement, commencing on April 22, 2000 and continuing through the completion of the Caldera acquisition of the Server and Professional Services business. As compensation for Mr. Mohan's consulting services to the Company he receives five thousand dollars ($5,000) per month, with no incentive bonus. His stock options previously held continue to vest over the term of the agreement and convert to nonstatutory options. He continues to be covered under the Company's medical, dental, and vision plans. In addition, Mr. Mohan will forego any compensation normally accorded to members of the Company's Board of Directors for participation on the Board or for attendance at committee meetings and/or board meetings and will not be entitled to additional stock options granted to board members on an annual basis.

         The Douglas Michels Family Partnership and the Lawrence Michels Family Limited Partnership are partners in Encinal Partnership No. 1 ("EP1"), which leases to the Company certain office premises located in Santa Cruz, California under two leases. The first lease commenced on January 1, 1989 and had a ten-year term, with two options for the Company to renew for five-year periods. The lease has been renewed through June 30, 2005. The lease covers approximately 56,230 square feet of building space at a current cost of approximately $88,010 per month, subject to an annual adjustment upward based on the Consumer Price Index. The second lease commenced on July 1, 1991 and had a seven-year term, with two options to renew for five-year periods. The second lease has been renewed through June 30, 2005. The second lease covers approximately 26,055 square feet of building space at a current cost of approximately $31,268 per month, subject to an annual adjustment based on the Consumer Price Index.

         The third partner in EP1 is Wave Crest Development, Inc. ("Wave Crest"). Wave Crest leases to the Company 61,500 square feet of office space in Santa Cruz, California. From time to time, Douglas Michels engages in real estate transactions with Wave Crest and its president.

         The Company believes that the transactions described above were on terms no less favorable to the Company than could have been obtained from unaffiliated third parties. All future transactions between the Company and any director or executive officer are subject to approval by a majority of the disinterested members of the Board of Directors.

         The Company has entered into indemnification agreements with each of its directors and executive officers. Such agreements require the Company to indemnify such individuals to the fullest extent permitted by California law.

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

         2.       Exhibit Listing

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

                  10.23             Revised 1993 Employee Stock Purchase Plan.
                                    (5) (8)

                  10.24             1993 Director Stock Option Plan. (1) (8)

                  10.34             Shareholders' Rights Agreement. (6)

                  10.35             Change-in-control agreement between the
                                    Company and certain key management. (8)

                  10.36             Employment Agreement with Alok Mohan. (7)

                  Exhibit
                  Number            Description
                  -------           -----------
                  21.1              Subsidiaries of Registrant.

                  23.1              Consent of Independent Accountants.

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

--------------------------------------------------------------------------------

(b)    Reports on Form 8-K.

         On September 22, 2000, the Company filed a Current Report on Form 8-K to report that the Company had entered into an agreement to sell 409,375 units as $32.00. A unit consists of eight shares of common stock of the Company and a warrant to purchase either two additional shares of the Company's common stock at $4.00 per share or one share of the common stock of Caldera held by the Company at $8.00 per share. The warrants for the Caldera shares can be exercised only if the Agreement between the Company and Caldera is consummated.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           THE SANTA CRUZ OPERATION, INC.

By:  /s/  Randall Bresee                By: /s/  Steven M. Sabbath
   ----------------------------------      -------------------------------------
     Randall Bresee                        Steven M. Sabbath
     Senior Vice President,                Senior Vice President,
     Chief Financial Officer               Law and Corporate Affairs & Secretary
     Date: December 15, 2000               Date: December 15, 2000

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


 /s/ Douglas L. Michels
----------------------------------
Douglas L. Michels
President, Chief Executive Officer
and Director
Date: December 15, 2000


 /s/ Alok Mohan                                     /s/  Robert M. McClure
----------------------------------                 ----------------------------
Alok Mohan                                         Robert M. McClure
Chairman of the Board of Directors                 Director
Date: December 15, 2000                            Date: December 15, 2000


 /s/  Gilbert P. Williamson                        /s/  R. Duff Thompson
----------------------------------                 ----------------------------
Gilbert P. Williamson                              R. Duff Thompson
Director                                           Director
Date: December 15, 2000                            Date: December 15, 2000


 /s/  Ronald Lachman                                /s/ Ninian Eadie
----------------------------------                 ----------------------------
Ronald Lachman                                     Ninian Eadie
Director                                           Director
Date: December 15, 2000                            Date: December 15, 2000

                         THE SANTA CRUZ OPERATION, INC.
                              SCHEDULE II/RULE 5-04
                        VALUATION AND QUALIFYING ACCOUNTS

                  YEARS ENDED SEPTEMBER 30, 2000, 1999 AND 1998

                                 (In thousands)


                                         BALANCE AT    CHARGED TO                    BALANCE
                                         BEGINNING    REVENUES OR                   AT END OF
DESCRIPTION                               OF YEAR      EXPENSES      DEDUCTIONS       YEAR
-----------                             -----------   -----------    -----------   -----------
Year Ended September 30, 2000
      Allowance for returns             $     7,108   $      (269)   $     4,509   $     2,330
      Allowance for doubtful accounts         1,114           (19)           233           862
                                        -----------   -----------    -----------   -----------
          Total allowance               $     8,222   $      (288)   $     4,742   $     3,192
                                        ===========   ===========    ===========   ===========

Year Ended September 30, 1999
      Allowance for returns             $    10,637   $     9,505    $    13,034   $     7,108
      Allowance for doubtful accounts         1,545           209            640         1,114
                                        -----------   -----------    -----------   -----------
          Total allowance               $    12,182   $     9,714    $    13,674   $     8,222
                                        ===========   ===========    ===========   ===========

Year Ended September 30, 1998
      Allowance for returns             $     9,136   $    18,200    $    16,699   $    10,637
      Allowance for doubtful accounts         1,743          (132)            66         1,545
                                        -----------   -----------    -----------   -----------
          Total allowance               $    10,879   $    18,068    $    16,765   $    12,182
                                        ===========   ===========    ===========   ===========

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

                  10.23             Revised 1993 Employee Stock Purchase Plan.
                                    (5) (8)

                  10.24             1993 Director Stock Option Plan. (1) (8)

                  10.34             Shareholders' Rights Agreement. (6)

                  10.35             Change-in-control agreement between the
                                    Company and certain key management. (8)

                  10.36             Employment Agreement with Alok Mohan. (7)

                  EXHIBIT
                  NUMBER            DESCRIPTION
                  -------           -----------
                  21.1              Subsidiaries of Registrant.

                  23.1              Consent of Independent Accountants.

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