Form 10-Q
period 2000-12-31
SANTA CRUZ OPERATION INC
filed 2001-02-14
CIK 851560

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


                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2000


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



Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


        The number of shares outstanding of the registrant's common stock as of December 31, 2000 was 39,444,513.

================================================================================

                         THE SANTA CRUZ OPERATION, INC.

                                    FORM 10-Q

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2000

                                TABLE OF CONTENTS


PART I.  FINANCIAL INFORMATION

        ITEM 1. FINANCIAL STATEMENTS                                                 PAGE
                                                                                     ----

                a)  CONSOLIDATED STATEMENTS OF OPERATIONS
                    FOR THE THREE MONTHS ENDED DECEMBER 31, 2000 AND 1999..............1

                b)  CONSOLIDATED BALANCE SHEETS
                    AS OF DECEMBER 31, 2000 AND SEPTEMBER 30, 2000.....................2

                c)  CONSOLIDATED STATEMENTS OF CASH FLOWS
                    FOR THE THREE MONTHS ENDED DECEMBER 31, 2000 AND 1999..............3

                d)  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ........................4

        ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                RESULTS OF OPERATIONS.................................................11

        ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK............16


PART II.  OTHER INFORMATION


        ITEM 6. EXHIBITS..............................................................17


SIGNATURES............................................................................18

                          Part I. Financial Information
                          Item I. Financial Statements


THE SANTA CRUZ OPERATION, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except amounts per share)
- --------------------------------------------------------------------------------


                                                                                  THREE MONTHS ENDED
                                                                                      DECEMBER 31,
                                                                                   2000           1999
                                                                                       (UNAUDITED)
       -------------------------------------------------------------------------------------------------
       NET REVENUES
           License, third parties                                                $ 20,967       $ 45,835
           License, related parties                                                 1,894          3,603
           Services, third parties                                                  3,011          3,177
           Services, related parties                                                  583          1,038
       -------------------------------------------------------------------------------------------------
              Total net revenues                                                   26,455         53,653
       -------------------------------------------------------------------------------------------------
       COST OF REVENUES
           License, third parties                                                   3,191          6,204
           License, related parties                                                   288            488
           Services, third parties                                                  3,018          3,874
           Services, related parties                                                  584          1,266
       -------------------------------------------------------------------------------------------------
              Total cost of revenues                                                7,081         11,832
       -------------------------------------------------------------------------------------------------
              GROSS MARGIN                                                         19,374         41,821
       -------------------------------------------------------------------------------------------------
       OPERATING EXPENSES:
           Research and development                                                 6,432         10,578
           Sales and marketing                                                     16,331         25,299
           General and administrative                                               4,267          3,836
       -------------------------------------------------------------------------------------------------
              Total operating expenses                                             27,030         39,713
       -------------------------------------------------------------------------------------------------
              OPERATING INCOME (LOSS)                                              (7,656)         2,108
       OTHER INCOME:
           Interest income, net                                                       194            600
           Other  income, net                                                         181            837
       -------------------------------------------------------------------------------------------------
              Income (loss) before income taxes                                    (7,281)         3,545
           Income taxes                                                               616            670
       -------------------------------------------------------------------------------------------------
              NET INCOME (LOSS)                                                    (7,897)         2,875
       OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX
           Unrealized gain (loss) on available-for-sale equity securities          (3,158)        55,863
           Foreign currency translation adjustment                                    (53)             1
       -------------------------------------------------------------------------------------------------
              COMPREHENSIVE INCOME (LOSS)                                        $(11,108)      $ 58,739
       -------------------------------------------------------------------------------------------------
              EARNINGS (LOSS) PER SHARE:
                   Basic                                                         $  (0.20)      $   0.08
                   Diluted                                                       $  (0.20)      $   0.07
       -------------------------------------------------------------------------------------------------
              SHARES USED IN EARNINGS (LOSS) PER SHARE CALCULATION:
                   Basic                                                           39,443         34,713
                   Diluted                                                         39,443         41,258
       -------------------------------------------------------------------------------------------------

          See accompanying notes to consolidated financial statements.


THE SANTA CRUZ OPERATION, INC.
                                                                       DECEMBER 31,       SEPTEMBER 30,
CONSOLIDATED BALANCE SHEETS                                                2000                2000
(In thousands)                                                          (UNAUDITED)
- --------------------------------------------------------------------------------------------------------
        ASSETS
        Current assets:
          Cash and cash equivalents                                   $      10,009       $      20,879
          Short-term investments                                              3,100               5,567
          Receivables, third parties, net                                    19,672              22,917
          Receivables, related parties                                        2,483               1,352
          Available-for-sale equity securities                                5,313               7,119
          Other current assets                                                6,001               4,358
        -----------------------------------------------------------------------------------------------
             Total current assets                                            46,578              62,192
        -----------------------------------------------------------------------------------------------
        Property and equipment, net                                           7,906               9,012
        Purchased software and technology licenses, net                       5,030               5,830
        Other assets                                                          3,692               5,168
        -----------------------------------------------------------------------------------------------
                TOTAL ASSETS                                          $      63,206       $      82,202
        -----------------------------------------------------------------------------------------------
        LIABILITIES AND SHAREHOLDERS' EQUITY
        Current liabilities:
          Trade accounts payable                                      $       4,205       $       5,521
          Royalties payable                                                   2,362               4,530
          Income taxes payable                                                2,178               1,964
          Accrued restructuring charges                                       2,903               5,964
          Accrued expenses and other current liabilities                     19,795              20,225
          Deferred revenues                                                   6,174               7,334
        -----------------------------------------------------------------------------------------------
             Total current liabilities                                       37,617              45,538
        -----------------------------------------------------------------------------------------------
        Long-term lease obligations                                             346                 545
        Long-term deferred revenues                                           1,626               1,397
        Other long-term liabilities                                           3,516               3,520
        -----------------------------------------------------------------------------------------------
             Total long-term liabilities                                      5,488               5,462
        -----------------------------------------------------------------------------------------------
        SHAREHOLDERS' EQUITY
          Common stock, no par value, authorized 100,000 shares;
             Issued and outstanding 39,445 and 39,436 shares                118,947             118,940
          Accumulated other comprehensive income                              2,275               5,486
          Accumulated deficit                                              (101,121)            (93,224)
        -----------------------------------------------------------------------------------------------
             Total shareholders' equity                                      20,101              31,202
        -----------------------------------------------------------------------------------------------
                TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY            $      63,206       $      82,202
        -----------------------------------------------------------------------------------------------

          See accompanying notes to consolidated financial statements.


THE SANTA CRUZ OPERATION, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
- ------------------------------------------------------------------------------------------------
                                                                           THREE MONTHS ENDED
                                                                              DECEMBER 31,
                                                                           2000           1999
                                                                               (UNAUDITED)
- ------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                        $ (7,897)      $  2,875
Adjustments to reconcile net income (loss) to net cash
     provided by (used for) operating activities -
     Depreciation and amortization                                          2,432          2,874
     Exchange gain                                                            (41)           (80)
     Changes in operating assets and liabilities-
         Receivables                                                        2,112          6,868
         Other current assets                                              (1,695)         1,002
         Other assets                                                          75            543
         Trade accounts payable                                            (1,317)        (1,618)
         Royalties payable                                                 (2,163)           723
         Income taxes payable                                                 239            785
         Accrued restructuring charges                                     (3,061)            --
         Accrued expenses and other current liabilities                        12         (3,035)
         Deferred revenues                                                   (900)        (2,457)
         Other long-term liabilities                                           (4)          (908)
- ------------------------------------------------------------------------------------------------
         Net cash provided by (used for) operating activities             (12,208)         7,572
- ------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of property and equipment                                     (191)        (1,258)
     Purchases of software and technology licenses                           (198)          (108)
     Sales of short-term investments                                        2,500          6,500
     Purchases of short-term investments                                      (33)        (6,886)
     Increase in other assets                                                (145)        (1,505)
- ------------------------------------------------------------------------------------------------
         Net cash provided by (used for) investing activities               1,933         (3,257)
- ------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Payments on capital leases                                              (585)          (835)
     Net proceeds from sale of common stock                                     7          6,883
     Repurchases of common stock                                               --         (6,278)
- ------------------------------------------------------------------------------------------------
         Net cash used for financing activities                              (578)          (230)
- ------------------------------------------------------------------------------------------------
Effects of exchange rate changes on cash and cash equivalents                 (17)            99
- ------------------------------------------------------------------------------------------------
Change in cash and cash equivalents                                       (10,870)         4,184
Cash and cash equivalents at beginning of period                           20,879         33,683
- ------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                               $ 10,009       $ 37,867
- ------------------------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash paid-
     Income taxes                                                        $    383       $   (121)
     Interest                                                                  55             86
    Non-cash financing and investing activities-
     Unrealized gain (loss) on available-for-sale equity securities      $ (3,158)      $ 76,854
- ------------------------------------------------------------------------------------------------

          See accompanying notes to consolidated financial statements.

THE SANTA CRUZ OPERATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

- --------------------------------------------------------------------------------

1.  BASIS OF PRESENTATION

    In the opinion of management, the accompanying unaudited, consolidated statements of operations, balance sheets and statements of cash flows have been prepared in accordance with generally accepted accounting principles and include all material adjustments (consisting of only normal recurring adjustments) necessary for their fair presentation. The financial statements include the accounts of the Company and its wholly owned subsidiaries after all material intercompany balances and transactions have been eliminated. The Notes to Consolidated Financial Statements contained in the fiscal year 2000 report on Form 10-K should be read in conjunction with these Consolidated Financial Statements. The consolidated interim results presented are not necessarily indicative of results to be expected for a full year. Certain reclassifications have been made for consistent presentation. The September 30, 2000 balance sheet was derived from audited financial statements, and is included for comparative purposes.

2.  ACCRUED RESTRUCTURING CHARGE

    During fiscal 2000, the Company recorded $10.7 million in restructuring charges, including $7.3 million of severance and benefits, $1.9 million of facilities charges, $0.7 million of technology charges and $0.8 million of fixed asset disposals.

SECOND QUARTER RESTRUCTURING PLAN

    During the second quarter of fiscal 2000, the Company announced and completed a restructuring plan, which resulted in a one-time charge of $5.9 million. The Company restructured its business operations into three independent divisions, each with a separate management team and dedicated development, marketing and sales organizations - the Server Software Division, the Tarantella Division and the Professional Services Division. The charge included a reduction in personnel of 70 employees, write-off of certain acquired technologies, write-off of certain fixed assets, and elimination of non-essential facilities. Of the $5.9 million charge, $4.6 million related to cash expenditures and $1.3 million related to non-cash charges. The restructuring charge related to cash expenditures included $3.6 million for severance costs and $1.0 million for facilities costs. Included in the non-cash charges were technology write-offs of $0.7 million relating to technology associated with the Unixware 7 product. This technology had previously been capitalized as it had alternative future use. However, in conjunction with the restructuring, certain personnel associated with product development of Unixware 7 were terminated and future development related to this technology was terminated. As a result, the technology had no other use and was written off. The disposal of fixed assets was comprised of computer equipment that will no longer be used due to the reduction in development personnel. The computer equipment was taken out of service and disposed of during the third and fourth quarters of fiscal 2000 and the first quarter of fiscal 2001. The timing of the fixed asset disposals directly corresponds to the time of the employee terminations. The write-offs of the computer equipment occurred at the time that the equipment was no longer in use and taken out of service. Depreciation, where applicable, continued on these assets until disposal. The computer equipment was scrapped or sold to the terminated employees. Any gain realized on the sale of these assets was applied to the restructuring accrual. All fixed asset disposals were related to the Server Software division. Included in the facilities charge are amounts relating to the abandonment of certain leased space at the Company's Watford, United Kingdom facility. The space is being reconfigured in preparation for subletting. The restructuring provision includes the estimated costs associated with the reconfiguring and the rent associated with the unoccupied space prior to sublet. The facility closure affected the Server Software Division.

   The second quarter restructuring charges affected the Server Software Division and the Professional Services Division. The Professional Services Division had $0.1 million of severance costs accrued for the restructuring. The balance of the second quarter restructuring charge of $5.8 million related to the Server Software Division. The majority of the reduction in force was in product development for the Server Software Division. As of December 31, 2000, a total of 70 positions were eliminated including 66 in the Server Software Division and 4 in the Professional Services Division.

  The Company recorded an adjustment to the fiscal 2000 second quarter restructuring provision of $0.9 million in severance costs in the fourth quarter of fiscal 2000. The severance costs were adjusted to reflect changes to the estimated expenses as actual payments were made.

The fiscal 2000 second quarter restructuring charge is summarized as follows:

                      SECOND QUARTER RESTRUCTURING ACCRUAL


                                         Reduction                                         Disposal of
(In thousands)                           in Force         Facilities       Technology      Fixed Assets         Total
- ------------------------------------------------------------------------------------------------------------------------

Restructuring charge accrued             $    3,574       $    1,052       $      667       $      594       $    5,887
Payments/utilization of the accrual          (2,660)             (94)            (667)            (256)          (3,677)
Provision adjustment                           (914)              --               --               --             (914)
- -----------------------------------------------------------------------------------------------------------------------
Accrual at September 30, 2000                    --              958               --              338            1,296

Payments/utilization of the accrual              --              (75)              --               (4)             (79)
- -----------------------------------------------------------------------------------------------------------------------
Accrual at December 31, 2000             $       --       $      883       $       --       $      334       $    1,217
=======================================================================================================================

FOURTH QUARTER RESTRUCTURING PLAN

    In the fourth quarter of fiscal 2000, in connection with management's plan to reduce operating expenses, the Company announced a further restructuring plan, which resulted in a one-time charge of $5.7 million. The restructuring included the elimination of various regional offices in the United States, United Kingdom, Latin America and Asia Pacific. The charge included a reduction in personnel of 170 employees, write-off of certain fixed assets and the elimination of nonessential facilities. The restructuring charges affect the Server Software Division of the Company as well as corporate general and administrative areas. Of the $5.7 million charge, $5.5 million related to cash expenditures and $0.2 related to non-cash charges. The restructuring charge related to cash expenditures included $4.7 million for severance costs and $0.8 million for facilities costs.

    The severance charges include elimination of 75 positions in the United States, 66 positions in the United Kingdom, 16 positions in Europe, 9 positions in Latin America and 4 position in the Asia Pacific region.

    The United States regional facilities and the Watford, United Kingdom facility have been or will be vacated and restored, and subsequently sub-let or terminated by the second quarter of 2001. The remaining international offices are expected to be vacated immediately. The majority of the facility closures relate to the Server Division. A minor portion of the facility closure relates to the Corporate Division and is comprised primarily of the finance and general and administrative functions of the Company's United Kingdom subsidiary. The Company anticipates that all of the payments, with the exception of the facility lease payment, will be made by the end of fiscal 2001.

    The non-cash charges were made up of fixed asset disposal costs at the Company's U.S and Watford, U.K. locations. The fixed assets being disposed of are made up of computer equipment that will no longer be in use due to the reduction in personnel. The computer equipment will be taken out of service and disposed of at the time of the employee terminations. Depreciation, where applicable, will continue on these assets until disposal. The United States assets will be scrapped or sold to the terminated employees. The United Kingdom assets will be sold at auction during the second fiscal quarter of fiscal 2001, and any unsold assets will be scrapped. Any gain realized on the sale of these assets will be applied to the restructuring accrual. The disposal of fixed assets affects both the Server Software Division and the Corporate Division. As of December 31, 2000 a total of 170 positions have been eliminated: 91 positions in the Server Software Division, 72 in the Corporate Division, and 7 in the Tarantella Division. The Corporate Division is allocated to the three primary Company divisions for segment reporting purposes.


The fiscal 2000 fourth quarter restructuring charge is summarized as follows:

                      FOURTH QUARTER RESTRUCTURING ACCRUAL


                                       Reduction                   Disposal of
(In thousands)                          in Force     Facilities    Fixed Assets    Total
- -------------------------------------------------------------------------------------------
Restructuring charge accrued             $ 4,658       $   804       $   248       $ 5,710
Payments/utilization of the accrual       (1,042)           --            --        (1,042)
- -------------------------------------------------------------------------------------------
Accrual at September 30, 2000              3,616           804           248         4,668

Payments/utilization of the accrual       (2,794)         (167)          (21)       (2,982)
- -------------------------------------------------------------------------------------------
Accrual at December 31, 2000             $   822       $   637       $   227       $ 1,686
==========================================================================================


3.  SEGMENT INFORMATION

    For the quarter ended December 31, 2000, the Company reviewed the performance of its three divisions - the Server Software Division, the Tarantella Division, and the Professional Services Division. Each segment markets the Company's software products and services to companies in a number of industries including telecommunications, manufacturing and government bodies. These products and services are either sold directly by each segment's sales force or are sold to end users through distributors or OEMs.

The following table presents information about reportable segments (in thousands):


                                                       Three Months Ended
                                                         December 31,
                                                    2000             1999
- ----------------------------------------------------------------------------
Net revenues:
       Server software division                  $   23,026       $   49,496
       Tarantella division                            3,178            3,499
       Professional services division                   861            1,284
       Corporate adjustments                           (610)            (626)
                                                 ----------       ----------
             Total net revenues                  $   26,455       $   53,653
                                                 ==========       ==========

Gross margin:
       Server software division                  $   16,951       $   39,501
       Tarantella division                            2,583            2,845
       Professional services division                  (106)            (525)
       Corporate adjustments                            (54)              --
                                                 ----------       ----------
             Total gross margin                  $   19,374       $   41,821
                                                 ==========       ==========

Operating income (loss):
       Server software division                  $     (210)      $    3,615
       Tarantella division                           (6,524)            (732)
       Professional services division                  (930)            (775)
       Corporate adjustments                              8               --
                                                 ----------       ----------
              Total operating income (loss)      $   (7,656)      $    2,108
                                                 ==========       ==========


The following table presents information about geographical segments (in thousands):


                                                    Three Months Ended
                                                        December 31,
                                                    2000           1999
                                                  --------       --------
Net revenues:
       United States                              $ 12,270       $ 19,204
       Canada and Latin America                      2,047          2,753
       Europe, Middle East, India and Africa         9,780         25,762
       Asia Pacific                                  2,091          3,147
       Corporate Adjustments                           267          2,787
                                                  --------       --------
             Total net revenues                   $ 26,455       $ 53,653
                                                  ========       ========

Gross margin:
       United States                              $  9,879       $ 12,977
       Canada and Latin America                      1,707          1,994
       Europe, Middle East, India and Africa         6,599         21,482
       Asia Pacific                                  1,536          2,581
       Corporate Adjustments                          (347)         2,787
                                                  --------       --------
             Total gross margin                   $ 19,374       $ 41,821
                                                  ========       ========

Long-lived assets:
       United States                              $ 13,468       $ 42,689
       Canada and Latin America                      2,799          5,221
       Europe, Middle East, India and Africa           156            148
       Asia Pacific                                    205            236
       Corporate Adjustments                            --             --
                                                  --------       --------
             Total long-lived assets              $ 16,628       $ 48,294
                                                  ========       ========

    Revenue is allocated to geographical segments based on the location from which the sale is satisfied and long-lived asset information is based on the physical location of the asset.


4.  INVESTMENTS

    AVAILABLE FOR SALE EQUITY SECURITIES. In January 1995, the Company purchased 10% of the preferred stock of Rainmaker Systems, Inc. ("Rainmaker"), one of the Company's domestic distribution partners, in exchange for cash, product and equipment valued at $1.0 million. In addition, the Company loaned $1.0 million to Rainmaker in exchange for convertible debentures. In February 1999, the Company exchanged the preferred stock and debentures for shares of Series D Convertible Participating Preferred Stock (the "Series D Preferred"). During fiscal year 1999, the Company sold approximately 1,704,011 shares of Series D with a cost basis of $0.6 million, and received cash proceeds of $3.8 million. The Company's interest of ownership of Rainmaker before and after the sale was 15.2% and 10.3% respectively. On November 17, 1999, Rainmaker completed an initial public offering of its common stock. At which time, the shares of Series D Preferred held by the Company automatically converted into shares of Rainmaker's common stock on a one-for-one basis. At December 31, 2000, the Company held 3,705,767 shares of Rainmaker's common stock. The Company accounts for these shares as available for sale securities and records them at fair market value, based on quoted market prices with any unrealized gains or losses included as part of accumulated other comprehensive income.

Unrealized gains and losses on available for sale investments as of December 31, 2000 are as follows (in thousands):


                                                   Gross unrealized
                    Fair market value     Cost        gain (loss)
- -----------------------------------------------------------------------
Rainmaker              $    4,632      $ 1,251         $    3,381
Other investments             682        1,602               (920)
- -----------------------------------------------------------------------
                       $    5,314      $ 2,853         $    2,461
                       ================================================

    Rainmaker's common stock is traded on the Nasdaq National Market under the symbol "RMKR." The Company no longer has the right to appoint a member to the Board of Directors.

5.  PROPOSED TRANSACTION WITH CALDERA

    On August 1, 2000, the Company entered into an agreement with Caldera Systems, Inc. in which Caldera Systems, Inc. will acquire the Company's Server Software and Professional Services Divisions. Caldera Systems, Inc. will form a new holding company, Caldera, Inc., to acquire assets from the Company's Server Software Division and the Company's Professional Services Division, including its employees, products and channel resources. Caldera, Inc. will have exclusive distribution rights for the SCO OpenServer product line. SCO will receive a 28% ownership interest in Caldera, Inc., which is estimated to be an aggregate of approximately 17.54 million shares of Caldera stock (including approximately 2 million shares reserved for employee options assumed by Caldera, Inc. for options currently held by SCO employees joining Caldera, Inc.), and $7.0 million in cash. In conjunction with the acquisition, The Canopy Group, Inc., a major stockholder of Caldera Systems, Inc., has agreed to loan $18.0 million to the Company. Further, Caldera Systems, Inc. has agreed to loan $7.0 million to the Company in the form of a short-term note repayable at the consummation of the transaction between SCO and Caldera Systems, Inc. SCO will retain its Tarantella Division and the SCO OpenServer revenue stream and intellectual properties. The boards of directors of both companies have unanimously approved the acquisition which is subject to the approval of Caldera Systems, Inc. and The Santa Cruz Operation, Inc. stockholders, and regulatory agencies, as well as meeting certain other closing conditions. The companies anticipate closing the transaction during the second quarter of 2001.

6.  COMPREHENSIVE INCOME

    The following table presents the calculation of comprehensive income as required by SFAS 130. The components of other comprehensive income (loss) for the three months ended December 31, 2000 and 1999 are as follows (in thousands):


                                                       2000           1999
                                                     --------       --------

Net income (loss)                                    $ (7,897)      $  2,875
Other comprehensive income:
   Foreign currency translation adjustment                (53)             1
   Unrealized gain (loss) on available-for-sale
        equity securities                              (3,158)        76,854
   Gross tax on unrealized gain (loss) on
        available-for-sale equity securities               --        (30,611)
   Release of deferred tax valuation allowance             --          9,620
                                                     --------       --------
Total other comprehensive income (loss)              $(11,108)      $ 58,739
                                                     ========       ========

7.  EARNINGS PER SHARE (EPS) DISCLOSURES

    Basic and diluted earnings per share were calculated as follows during the three months ended December 31, 2000 and 1999:


                                                                                        2000           1999
                                                                                    --------       --------
Basic:
         Weighted average shares                                                      39,443         34,713
                                                                                    --------       --------
         Net income (loss)                                                          $ (7,897)      $  2,875
                                                                                    ========       ========
         Earnings (loss) per share                                                  $  (0.20)      $   0.08
                                                                                    ========       ========

Diluted:
         Weighted average shares                                                      39,443         34,713
         Common equivalent shares from stock options
              and warrants                                                                --          6,545
                                                                                    --------       --------
         Shares used in per share calculation                                         39,443         41,258
                                                                                    ========       ========
         Net income (loss)                                                          $ (7,897)      $  2,875
                                                                                    ========       ========
         Net income (loss) per share                                                $  (0.20)      $   0.07
                                                                                    ========       ========

Options and warrants outstanding at 12/31/00 and at 12/31/99 not included in computation of diluted EPS because the exercise price was greater than
     the average market price                                                         11,958              9

Options outstanding at 12/31/00 and at 12/31/99 not included in computation of diluted EPS because their inclusion would have an anti-
     dilutive effect                                                                     797             --

8.  RECENT ACCOUNTING PRONOUNCEMENTS

   In November, 2000, the Emerging Issue Task Force ("EITF") issued EITF Abstract No. 00-19 (EITF 00-19), Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock. EITF 00-19 applies to all freestanding derivative financial instruments that are indexed to, and potentially settled in, a company's own stock and discusses the classification and measurement of these financial instruments. It suggests that an entity recognizes all freestanding derivative financial instruments as equity or as either assets or liabilities, and measure those instruments at fair value. The guidance is effective for all new contracts and contract modifications entered into after September 20, 2000. For contracts that exist on September 20, 2000, EITF 00-19 should be applied on June 30, 2001, based on the contract terms then in place. Management is in the process of evaluating the effect this guidance will have on its financial statements.

    In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101 (SAB 101), Revenue Recognition in Financial Statements, which provides guidance on the recognition, presentation and disclosure of revenue in financials filed with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. The Company has adopted SAB 101 effective with the first quarter of fiscal 2001. Management believes that the implementation of SAB 101 did not have a material effect on the financial position or results of operations of the Company.

    In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 (SFAS 133), Accounting for Derivative Instruments and Hedging Activities, which establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. In June 1999, the FASB issued Statement of Financial Accounting Standards No. 137 (SFAS 137), Accounting for Derivative Instruments - Deferral of the Effective Date of SFAS Statement No. 133. SFAS 137 defers the effective date of SFAS 133 until June 15, 2000. The Company has adopted SFAS 133 as required for its first quarterly filing of fiscal year 2001. SFAS 133 shall be effective for all subsequent quarters and annual filings. The adoption of SFAS 133 did not have a material effect on the financial position or results of operations of the Company.

9.  SUBSEQUENT EVENTS

    In January 2001, EBIZ Enterprises, Inc. ("EBIZ") acquired all the outstanding shares in one of the Company's domestic distribution channel partners. The Company had an investment in the distribution channel partner as discussed in Note 16 of the Company's fiscal year 2000 report on Form 10-K. In exchange for its shares in this distribution channel partner, the Company received a 6.6% direct ownership in EBIZ common stock which, when combined with other shares of EBIZ held by the Company, results in a total direct ownership of

13.7%. Should the proposed transaction with Caldera Systems discussed in Note 5 be completed, the Company will indirectly own an additional 3.5% in EBIZ through its investment in Caldera.

    The Company will account for its direct investment in EBIZ as an available-for-sale-security at its fair market value based on quoted market prices and will include unrealized gains or losses in other comprehensive income.

    In connection with the proposed transaction with Caldera, the Company entered into a Loan Agreement and a Secured Convertible Promissory Note effective January 8, 2001, with The Canopy Group ("Lender") under which the Company can borrow up to $18.0 million. Drawings on this line of credit are repayable on December 31, 2001 and bear interest at a rate per annum of 10%. Any drawings on the line of credit are convertible into common stock, subject to certain limitations, at the option of the Lender at the closing price of SCO common stock on the date of issuance. At the date of issuance, the closing price of SCO common stock was $1.5625. The unconverted principal is repayable in cash. Drawings on the line of credit are collateralized by the Company's tangible and intangible assets.

    In connection with the Loan Agreement, the Company also issued to the Lender warrants to purchase 1,440,000 shares of common stock at an exercise price of $1.5625. In addition, the Company is obligated to issue additional warrants to purchase shares of SCO common stock at an exercise price of $1.5625 to the extent advances on the line of credit exceed $9.0 million. The number of shares that may be purchased under these additional warrants equals the product of the amounts advanced in excess of $9.0 million multiplied by 0.25 and divided by the exercise price. The exercise price is $1.5625 per share; the term of the warrants is 2 years. The Company has not made any drawings on this line of credit.

    In conjunction with the signing of the reorganization agreement, Caldera agreed to advance $7.0 million of the purchase price for the server and professional services division in the form of a promissory note that matures on either the closing of the combination or the date of termination of the reorganization agreement. The loan was made on January 29, 2001. If the combination closes, the loan will be treated by Caldera and the Company as cash consideration to the Company for the server and professional services groups. The loan is secured by a first priority security interest in all of the Company's assets and is convertible at Caldera's option into the Company's common stock at a price per share of $2.75, the closing price of the Company's common stock on January 29, 2001.

    The number of shares that can be converted by The Canopy Group under the Secured Convertible Promissory Note and by Caldera under the promissory note are limited such that the aggregate of shares issued upon conversion, when combined with the number of shares issued under the warrants described above may not exceed 19% of the total outstanding shares of the Company's outstanding common stock as of January 8, 2001.

    In January 2001, the Company sold 3,200,000 shares of its Rainmaker stock for $1.00 per share, and received cash proceeds of $3.2 million. The cost basis of the sale was $1.1 million, and the Company realized a gain of $2.1 million from this sale.

    On February 9, 2001, the Company entered into a Third Amendment to the Agreement and Plan of Reorganization entered into on August 1, 2000 (as subsequently amended on September 13, 2000 and December 12, 2000) (collectively, the "Amended Reorganization Agreement") with Caldera Systems, Inc. and Caldera International, Inc. ("Caldera International"). Under the terms of the Amended Reorganization Agreement, (i) Caldera International will acquire the Company's Server Software and Professional Services divisions and the Company's OpenServer product line, including the intellectual property and revenue derived therefrom,
(ii) the Company will receive cash consideration of $23.0 million at the close of the transaction ($7.0 million of which has been previously advanced to the Company) as well as a note for $8.0 million due in four quarterly installments beginning in the second year following the close of the transaction and 16 million shares of Caldera International common stock, initially representing approximately 25.9% of Caldera International, (iii) Caldera International will also share revenue from the OpenServer products for a period of three years, if sales exceed pre-defined levels during that time and (iv) Caldera International will receive an assignment by the Company of its accounts receivable from certain long-term agreements that become due subsequent to the close of the transaction. These receivables will vary depending on the timing of the transaction and product usage by customers, currently estimated to be $3-4 million.

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

    Net revenues for the three months ended December 31, 2000 decreased 51% to $26.5 million from $53.7 million in the same period in fiscal 2000. The decline in revenue performance was worldwide across all geographies and is attributable to fewer large project deals, as well as other market factors. The Company's revenues were directly impacted by the reduction in information technology ("IT") investments by companies for application server software and service initiatives. Furthermore, the Company is also experiencing the impact of being involved in a protracted transaction involving the sale of a majority of the Company. No one customer accounted for more than 10% of net revenues in the first quarter ended December 31, 2000 or in the same period in the prior year.

    License revenue for the three months ended December 31, 2000 was $22.9 million compared to $49.4 million in the same quarter of fiscal 2000. This decline is attributed to delays in large project deals.

    Service revenues decreased to $3.6 million for the three months ended December 31, 2000, from $4.2 million in the same period in 2000, a decline of 15%. The decline of $0.6 million was primarily due to customer delays in implementing services. Service revenue was 14% of the total revenue of the first quarter, compared to 8% in the prior year. The percentage increase is due to the decline in license revenues.

    International revenues continue to represent a significant portion of total net revenues comprising 54% of the revenues for the first fiscal quarter of 2001 and 59% for the same quarter in fiscal 2000.

COSTS AND EXPENSES

    Cost of license revenues for the three months ended December 31, 2000 decreased by 48% to $3.5 million compared to $6.7 million in the same period of fiscal 2000. The declining cost of revenues is primarily due to lower sales. Additionally, material costs continue to decline as a result of the increasing number of internet orders and certain fixed costs such as technology and overhead also declined.

    Cost of service revenues for the three months ended December 31, 2000 decreased by 30% to $3.6 million compared to $5.1 million in the same period of fiscal 2000. This decline is primarily a result of reduced staffing levels in both the support and professional services organizations due to realignments of these organizations.

        Total cost of revenues as a percentage of net revenues increased to 27% in the first quarter of fiscal 2001 from 22% in the same period of fiscal 2000. The percentage increases are due to the decline in total revenue. A significant portion of cost of goods sold is fixed and the decrease in revenue impacted gross margin. These fixed costs include technology and overhead costs and certain of these fixed costs declined during the first quarter of fiscal 2001.

    Research and development expenses decreased 39% to $6.4 million in the first quarter of fiscal 2001 from $10.6 million in the comparable quarter of fiscal 2000, or 24% and 20% of net revenues, respectively. The decrease in research and development expenses can be attributed to lower labor costs driven by lower headcount as a result of a planned reduction in force and higher than normal attrition.

    Sales and marketing expenses decreased 35% to $16.3 million in the first quarter of fiscal 2001 from $25.3 million for the comparable quarter of the prior year. Sales and marketing expenses represented 62% of net revenues in the first quarter of fiscal 2001 and 47% in 2000. The decrease is due to lower labor costs as a result of a planned reduction in force and attrition, combined with reductions in sales program costs that vary directly with revenue, including cooperative advertising.

    General and administrative expenses increased to $4.3 million for the first quarter of fiscal 2001 compared with $3.8 million in the first quarter of fiscal 2000, representing 16% and 7% of net revenues, respectively. The increase of $0.5 million was due to increases in data processing costs, rent, and a one-time facility repair.

    Other income consists of net interest income, foreign exchange gain and loss, and realized gain and loss on investments, as well as other miscellaneous income and expense items. Net interest income was $0.2 million for the first quarter of fiscal 2001 and $0.6 million for the comparable quarter in the prior year. Other income was $0.2 million in the first quarter of fiscal 2001, compared to $0.8 million for the same period of fiscal 2000. The decrease in interest income is due to the lower cash and short-term investment balances in the first quarter of fiscal 2001. In the first quarter of fiscal 2000, other income included a gain on the sale of an equity security investment. There was no corresponding sale in fiscal 2001.

    The provision for income taxes was $0.6 million for the first quarter of fiscal 2001 compared to $0.7 million for the same period of the prior fiscal year. The tax provisions for the first quarters of the current and prior fiscal years reflect foreign taxes payable.

    Net loss for the first quarter of fiscal 2001 was $7.9 million compared to net income of $2.9 million for 2000.

    Segment Information. The Company began reviewing its performance on the basis of its three divisions during the third quarter of fiscal 2000. Prior year financial information has been revised for divisional comparison purposes and is disclosed in Note 3.

    Server Software Division. Net revenues for the server division for the three months ended December 31, 2000 decreased 54% to $23.0 million from $49.5 million in the same period in fiscal 2000. The decline in revenue performance was worldwide across all geographies and is attributable to fewer large project deals, as well as other market factors.

    Gross margin for the server division declined 57% to $17.0 million for the first quarter of fiscal 2001 compared to $39.5 million for the same period of fiscal 2000. The decline in gross margin is mainly attributable to lower sales.

    The server division's operating loss for the three months ended December 31, 2000 was $0.2 million, a decline of $3.8 million from the operating income of $3.6 million in the same period of fiscal 2000. The decline is due to lower operating expenses which declined year over year due to lower labor costs caused by a planned reduction in force and higher than normal attrition combined with reductions in sales program costs that vary directly with revenue, including cooperative advertising, and was partially offset by lower revenues in fiscal 2001.

    Tarantella Division. Net revenues for the Tarantella division for the three months ended December 31, 2000 decreased 9% to $3.2 million from $3.5 million in the three months ended December 31, 2000. Tarantella division revenues include several products including the Tarantella product, Customer Support and the Vision Family products. The revenue for the Tarantella product line saw growth of 79%, and support revenues increased by 114%. These increases were offset by the decline in the Vision Family product revenue of 54%. Vision Family revenues declined because this is an older product that is near the end of its life. The Company expects to see revenues continue declining for this product line over the next few years.

    Gross margin for the Tarantella division was $2.6 million for the three months ended December 31, 2000 compared with gross margin of $2.8 million for the same period in fiscal 2000, a decrease of 9%. As the Company continues to develop new products in the Tarantella family, there will continue to be some variations in the gross margin percentages.

    The operating loss reported by the Tarantella division for the three months ended December 31, 2000 was $6.5 million, compared to a loss of $0.7 million in fiscal 2000. The Company has developed a dedicated, focused team for the Tarantella division and has increased the resources used by the division.

    Professional Services Division. Net revenues for the professional services division for the three month period ended December 31, 2000 declined to $0.9 million compared to $1.3 million for the same period in fiscal 2000. The revenue decrease can be attributed to customer delays in implementing services.

    Gross loss for the professional services division was $0.1 million for the three months ended December 31, 2000 compared with a loss of $0.5 million for the same period in fiscal 2000, an reduction of 80%. The reduction in gross loss is directly attributable to improved control of operating expenses. Additionally, the fiscal 2001 numbers include the transfer of certain staff to general and administrative functions as a result of the creation of the Company's divisions.

    The operating loss for the professional services division for the three months ended December 31, 2000 was $0.9 million, compared to the operating loss of $0.8 million in fiscal 2000. The relatively stable loss reflects improved spending controls offset by lower revenues during the first quarter of fiscal 2001.

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

    The Company experiences seasonality of revenues for both the European market and the U.S. federal government market. European revenues during the quarter ending June 30 are historically lower or relatively flat compared to the prior quarter. This reflects a reduction in customer purchases in anticipation of reduced selling activity during the summer months. Sales to the U.S. federal government generally increase during the quarter ending September 30. This seasonal increase is primarily attributable to increased purchasing activity by the U.S. federal government prior to the close of its fiscal year. Additionally, net revenues for the first quarter of the fiscal year are typically lower or relatively flat compared to net revenues of the prior quarter.

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

    Substantial portions of the Company's revenues are derived from sales to customers outside the United States. Trade sales to international customers represented 54% and 59% of total revenues for the first quarter of fiscal 2001 and 2000, respectively. A substantial portion of the international revenues of the Company's U.K. subsidiary are denominated in the U.S. dollar, and operating results can vary with changes in the U.S. dollar exchange rate to the U.K. pound sterling. The Company's revenues can also be affected by general economic conditions in the United States, Europe and other international markets. The Company's operating strategy and pricing take into account changes in exchange rates over time. However, the Company's results of operations may be significantly affected in the short term by fluctuations in foreign currency exchange rates.

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

   As the Company determines whether its tax carryforwards will more likely than not be utilized in the future, or as new legislation is enacted, the Company's effective tax rate is subject to change.

    On August 1, 2000, the Company entered into an agreement with Caldera Systems, Inc. ("Caldera") in which Caldera will acquire the Company's Server Software Division and its Professional Services Division. This transaction involves a number of risks, including but not limited to i) the potential disruption of the Company's business that might result from employee or customer uncertainty, and lack of focus following announcement of the transaction in connection with integrating the operations of Caldera and the Company; ii) the risk that the announcement of the transaction could result in decisions by customers to defer purchases of products; iii) the substantial charges to be incurred due to the transaction; iv) the difficulties of managing geographically dispersed operations; and v) the possibility that the transactions contemplated in the agreement with Caldera might not be consummated. The Company has experienced significant delays in closing the transaction with Caldera, during which time the Company has been obligated to maintain the business divisions to be sold to Caldera in their present state, which has caused the Company's cash position to deteriorate. In the event the closing is further delayed, or in the event the transaction ultimately fails to close, the Company may have inadequate cash resources to maintain the business at sufficient operating levels.

    Further, once the aforesaid transaction is consummated, the ongoing operations will be significantly altered. The Company's revenues will be derived from only one product line: Tarantella products, which have only been recently introduced by the Company. While the Company believes that its staffing plan following the consummation of the transaction is reasonable, it is possible that the Company may find itself to be overstaffed or, on the other hand, unable to retain sufficient staff to sustain efficient operations. Following the close of the transaction, the company will hold in its treasury a significant investment in Caldera, the value of which may be subject to significant fluctuations.

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

    The Company is aware of the issues associated with the new European economic and monetary union (the "EMU"). One of the changes resulting from this union required EMU member states to irrevocably fix their respective currencies to a new currency, the Euro, on January 1, 1999. On that day, the Euro became a functional legal currency within these countries. Through December 31, 2001, business in the EMU member states will be conducted in both the 25 existing national currencies, such as the Franc or Deutsche Mark, and the Euro. As a result, companies operating in or conducting business in EMU member states will need to ensure that their financial and other software systems are capable of processing transactions and properly handling these currencies, including the Euro. The Company has done a preliminary assessment of the impact the EMU formation will have on both its internal systems and the products it sells and has commenced appropriate actions. The Company has not yet determined all of the cost related to addressing this issue, and there can be no assurance that this issue and its related costs will not have a materially adverse affect on the Company's business, operating results and financial condition.

LIQUIDITY AND CAPITAL RESOURCES

    Cash, cash equivalents and short-term investments were $13.1 million at December 31, 2000, representing 21% of total assets. The three month decrease in cash and short-term investments of $13.4 million was a result of the decline in revenue and a decrease in sales linearity, resulting in lower cash collections. Additionally, the Company made cash payments for restructuring charges during the quarter. The Company's operating activities used cash of $12.2 million in the first quarter of fiscal 2001, compared with $7.6 million provided by operating activities for the same period of fiscal 2000. The cash used by operating activities has declined due to the restructuring efforts of the Company, but did not reach a level on a par with the first quarter revenues of the Company. Cash provided by investing activities during the quarter ending December 31, 2000 was $1.9 million compared with cash used for investing activities of $3.3 million in the same period of fiscal 2000. In both fiscal 2001 and 2000, cash was used to fund purchases of property and equipment, and short-term investments. The sales of short-term investments contributed to the cash provided by investing activities for fiscal 2001. Cash used for financing activities was $0.6 million for the first quarter of fiscal 2001 compared with $0.2 million for the first quarter of fiscal 2000. In the first quarter of both fiscal 2001 and fiscal 2000, proceeds from the issuance of common stock were more than offset by the Company's stock repurchases and payments on capital lease obligations.

    The Company's first quarter ended December 31, 2000 Days Sales Outstanding
(DSO) was 75.4 days, an increase of 9 days from the fourth quarter of fiscal 2000, and an increase of 32.6 days when compared to the December 1999 DSO. The increase in DSO is due to a decline in sales linearity as well as an increase in longer term product sales.

    As of December 31, 2000, the Company had an equity investment in Rainmaker Systems having a fair market value of $4.6 million and a cost basis of $1.3 million. The fair market value of this investment could fluctuate substantially due to changing stock prices. This investment is available-for-sale, and the Company may choose to sell a portion of this investment position in the future. In January 2001, the Company sold 3,200,000 shares of its Rainmaker stock for $1.00 per share, and received cash proceeds of $3.2 million. The cost basis of the sale was $1.1 million, and the Company realized a gain of $2.1 million from this sale.

     The Company has incurred losses from operations of approximately $7.9 million during the first quarter of fiscal 2001 and $57.0 million during fiscal 2000 and revenues have declined from $49.4 million for the first quarter of fiscal 2000 to $22.9 million for the same quarter of fiscal 2001. Revenues have declined from $223.6 million for the year ended September 30, 1999 to $148.9 million for the year ended September 30, 2000 and the Company has an accumulated deficit as of December 31, 2000. These factors have caused management to evaluate the Company's liquidity and to establish plans to reduce costs, and increase revenues and improve margins. The Company has recently announced cost reduction plans in order to reduce operating expenses to levels consistent with current revenues and is investigating financing alternatives. There can be no assurance that such cost reduction measures will be adequate or such financing will be available, if at all, on terms acceptable to the Company.

     On February 9, 2001, the Company entered into a Third Amendment to the Agreement and Plan of Reorganization entered into on August 1, 2000 (as subsequently amended on September 13, 2000 and December 12, 2000) (collectively, the "Amended Reorganization Agreement") with Caldera Systems, Inc. and Caldera International, Inc. ("Caldera International"). Under the terms of the Amended Reorganization Agreement, (i) Caldera International will acquire the Company's Server Software and Professional Services divisions and the Company's OpenServer product line, including the intellectual property and revenue derived therefrom,
(ii) the Company will receive cash consideration of $23.0 million at the close of the transaction ($7.0 million of which has been previously advanced to the Company) as well as a note for $8.0 million due in four quarterly installments beginning in the second year following the close of the transaction and 16 million shares of Caldera International common stock, initially representing approximately 25.9% of Caldera International, (iii) Caldera International will also share revenue from the OpenServer products for a period of three years, if sales exceed pre-defined levels during that time and (iv) Caldera International will receive an assignment by the Company of its accounts receivable from certain long-term agreements that become due subsequent to the close of the transaction. These receivables will vary depending on the timing of the transaction and product usage by customers, currently estimated to be $3-4 million.

     There can be no assurance that the transaction with Caldera Systems will be completed. If the transaction with Caldera Systems is not completed the Company will need to evaluate ways to further reduce costs in order to generated positive cash flows in the future or obtain additional financing until cash flows generated from the sale of the Company's products are sufficient to meet expenses. These cost reductions could include restructuring the Company to reduce operating expenses to levels that could be financed by revenues generated. Such reductions in expenditures may include actions similar or greater in scope to the cost reduction exercises undertaken in fiscal 2000. There can be no assurance that such cost reduction measures would be successful in completely eliminating the difference between expenditures and revenues or that such actions would not have a harmful effect on the Company's business and results of operations. In addition, there can be no assurance that if the Company were to seek additional financing that it would be available at all or on terms which are acceptable to the Company.

     In connection with the proposed transaction with Caldera, the Company entered into a Loan Agreement and a Secured Convertible Promissory Note effective January 8, 2001, with The Canopy Group for borrowings up to $18.0 million. Drawings on the financing agreement are repayable on December 31, 2001 and bear interest at a rate per annum of 10%. Drawings are collateralized by the Company's tangible and intangible assets and are convertible into common stock at the option of the lender at the closing price of SCO common stock on the date of issuance, subject to certain limitations. The unconverted principal is repayable in cash. The Company has not made any drawings on this line of credit. Further, Caldera Systems, Inc., has agreed to loan $7.0 million to the Company in the form of a short-term note repayable at the consummation of the transaction between the Company and Caldera Systems, Inc.

     At December 31, 2000, the Company had available lines of credit of approximately $0.9 million under which the Company had $0.5 million in outstanding borrowings. The Company believes that, based on its current plans, which include the completion of the transaction with Caldera discussed above, its existing cash and cash equivalents, short-term investments, funds generated from operations and available borrowing capabilities will be sufficient to meet its operating requirements through fiscal 2001, however additional financing may be required thereafter.

RECENT ACCOUNTING PRONOUNCEMENTS

        In November, 2000, the Emerging Issue Task Force ("EITF") issued EITF Abstract No. 00-19 (EITF 00-19), Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock. EITF 00-19 applies to all freestanding derivative financial instruments that are indexed to, and potentially settled in, a company's own stock and discusses the classification and measurement of these financial instruments. It suggests that an entity recognizes all freestanding derivative financial instruments as equity or as either assets or liabilities, and measure those instruments at fair value. The guidance is effective for all new contracts and contract modifications entered into after September 20, 2000. For contracts that exist on September 20, 2000, EITF 00-19 should be applied on June 30, 2001, based on the contract terms then in place. Management is in the process of evaluating the effect this guidance will have on its financial statements.

        In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101 (SAB 101), Revenue Recognition in Financial Statements, which provides guidance on the recognition, presentation and disclosure of revenue in financials filed with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. The Company has adopted SAB 101 effective with the first quarter of fiscal 2001. Management believes that the implementation of SAB 101 did not have a material effect on the financial position or results of operations of the Company.

        In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 (SFAS 133), Accounting for Derivative Instruments and Hedging Activities, which establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. In June 1999, the FASB issued Statement of Financial Accounting Standards No. 137 (SFAS 137), Accounting for Derivative Instruments - Deferral of the Effective Date of SFAS Statement No. 133. SFAS 137 defers the effective date of SFAS 133 until June 15, 2000. The Company has adopted SFAS 133 as required for its first quarterly filing of fiscal year 2001. SFAS 133 shall be effective for all subsequent quarters and annual filings. The adoption of SFAS 133 did not have a material effect on the financial position or results of operations of the Company.


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




                                        The Santa Cruz Operation, Inc.


        Date:  February 13, 2000        By:      /s/ Randall Bresee
                                           -------------------------------------



                                                    Randall Bresee
                                        Senior Vice President, Chief Financial
                                        Officer



                                        By:         /s/ Jenny Twaddle
                                           -------------------------------------


                                                      Jenny Twaddle
                                           Vice President, Corporate Controller

                                 EXHIBIT INDEX

EXHIBIT NO.    DESCRIPTION
- -----------    -----------

    27         Financial Data Schedule.