Form 10-K/A
period 2000-09-30
SANTA CRUZ OPERATION INC
filed 2001-03-23
CIK 851560

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ---------------------

                                  FORM 10-K/A


                               (AMENDMENT NO. 1)


     [X]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2000

     [ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM           TO

                             ---------------------

                         COMMISSION FILE NUMBER 0-21484
                         THE SANTA CRUZ OPERATION, INC.
             (Exact name of registrant as specified in its charter)

                 CALIFORNIA                                     94-2549086
        (State or other jurisdiction                         (I.R.S. Employer
      of incorporation or organization)                     Identification No.)

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

     As of November 1, 2000, registrant had 39,441,763 shares of Common Stock outstanding.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         THE SANTA CRUZ OPERATION, INC.

                                   FORM 10-K
                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2000

                               TABLE OF CONTENTS


                                                                             PAGE
                                                                            NUMBER
                                                                            ------
Part I
  Item 1.    Business....................................................      1
  Item 2.    Properties..................................................     16
  Item 3.    Legal Proceedings...........................................     16
  Item 4.    Submission of Matters to a Vote of Security Holders.........     16
             Executive Officers of the Registrant........................     16
Part II
  Item 5.    Market for Registrant's Common Stock and Related Stockholder
             Matters.....................................................     18
  Item 6.    Selected Financial Data.....................................     19
  Item 7.    Management's Discussion and Analysis of Financial Condition
             and Results of Operations...................................     20
  Item 8.    Financial Statements and Supplementary Data.................     32
  Item 9.    Changes in and Disagreement with Accountants on Accounting
             and Financial Disclosures...................................     58
Part III
  Item 10.   Directors and Executive Officers of the Registrant..........     58
  Item 11.   Executive Compensation......................................     60
  Item 12.   Security Ownership of Certain Beneficial Owners and
             Management..................................................     67
  Item 13.   Certain Relationships and Related Transactions..............     68
Part IV
  Item 14.   Exhibits, Financial Statement Schedule and Reports on Form
             8-K.........................................................     69
             Signatures..................................................     71

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

  Benefits to Customers

     SCO products deliver four key advantages to customers:

     - Server-based Computing -- SCO server software makes it easier to deploy, secure, manage, and grow applications and information systems.

     - Client Independence -- SCO server software supports many kinds of client devices, so that businesses can choose the device that best suits a task.

     - Evolutionary Systems -- SCO server software protects current hardware and software investments while enabling businesses to adopt the latest technological advances.

     - Global Services -- SCO delivers the expert consulting, training, and technical support services that businesses worldwide require.

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

  Brief History of SCO Products

     - 1983 -- SCO(R) XENIX(R) System V, a packaged version of the UNIX(R) operating system.

     - 1985 -- SCO XENIX 286, its first operating system for the 32-bit Intel(R) microprocessor environment.

     - 1987 -- SCO XENIX 386.

     - 1989 -- SCO UNIX System V/386, its first UNIX trademarked commercial product for Intel processor based platforms.

     - 1990 -- SCO Open Desktop(R), a graphical version of SCO UNIX System
       V/386.

     - 1993 -- SCO OpenServer(TM) software family, a complete line of advanced server.

     - 1993 -- SCO Open Desktop family, a complete line of advanced workstation (client) operating systems.

     - 1995 -- SCO OpenServer family, which integrated SCO OpenServer and SCO Open Desktop product lines.

     - 1995 -- SCO Vision family of client-integration products, which integrate Windows(R) PCs with UNIX servers from all major UNIX system vendors.

     - 1995 -- SCO created an Optional Services Products division which provides middleware to enhance the capabilities of SCO OpenServer Systems, as well as UNIX Servers from other vendors.

     - 1995 -- SCO acquired the UnixWare(R) product line and UNIX system technology from Novell, Inc.

     - 1997 -- Tarantella web-enabling software.

     - 1998 -- UnixWare 7 Operating System.

     - 1998 -- SCO joined with IBM to begin developing new high-volume enterprise UNIX System for 64-bit processor servers, called "Project Monterey." This product line is designed to run on Intel IA-32, Intel IA-64 and IBM microprocessor systems that range from entry-level servers to large enterprise environments.

     - 1999 -- UnixWare 7 Release 7.1 Operating System, featuring SCO's new Webtop technology based on Tarantella software.

     - 1999 -- New series of Linux-related Professional Services offerings to assist enterprise customers evaluate and manage the cost, benefits and risk of Open Source technologies.

     - 2000 -- SCO entered into an agreement in which Caldera Systems would acquire assets from the SCO Server Software and Professional Services Divisions, including a highly skilled products and channel resources.

     - 2000 -- SCO announced that the company intends to change its name to Tarantella, Inc.

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

  UNIXWARE 7 EDITIONS

     UnixWare 7 Base Edition -- Base-line services for building dedicated or specialized server environments, such as telecommunications equipment and other embedded systems. It also excels as a powerful graphical workstation.

     UnixWare 7 Business Edition -- For small businesses or workgroups requiring file and print services, reliable access to diverse applications, and the ability to expand system capability as the organization grows.

     UnixWare 7 Departmental Edition -- For departmental servers in medium or large organizations to run applications and reliably share business critical information with any client including PCs, NCs, terminals and any Java-enabled browser client.

     UnixWare 7 Enterprise Edition -- For medium-to-high-end enterprise servers to run large-scale business applications and databases for decision support and on-line transaction processing.

     UnixWare 7 Data Center Edition -- For the highest-end multi-purpose servers demanding 24x7x365 availability, supporting hundreds or thousands of end-users by supplying access to a wide range of applications from a variety of clients.

  UNIXWARE 7 NONSTOP CLUSTERS RELEASE 7.1

     UnixWare 7 NonStop Clusters provide totally dependable access to your business-critical data and applications. UnixWare 7 NonStop Clusters software links individual "nodes" -- whole computers, each running its own copy of the operating system -- such that they act and appear as a single system. If one node goes down, or if an application fails on a particular node, processes are actively migrated and resumed. If a node needs to be taken off-line, for maintenance or upgrading, the rest of the cluster continues to service its users. Other nodes in the cluster take care of new connections or instances of applications. In this way, downtime, planned or unplanned, is eliminated.

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

  Project Monterey -- the High-Volume Enterprise UNIX Platform

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

  SCO OpenServer

     The SCO OpenServer system is today's leading UNIX server operating system for Intel processor-based platforms. Businesses use SCO OpenServer systems to simplify and speed business operations, better understand and respond to their customers' needs, and achieve a competitive advantage. SCO OpenServer systems are exceptional at running multi-user, transaction-based DBMS and business applications, communications gateways, mail and messaging servers in both host and client/server environments. SCO OpenServer Release 5 combines minicomputer-level reliability and availability with the Intel platform's exceptional price/performance, value and flexibility. Unlike other advanced operating systems, SCO OpenServer Systems revolutionize business productivity without obsoleting existing business critical systems, applications or data. Designed expressly for business critical computing, SCO OpenServer systems deliver what today's organizations are seeking -- exceptional value and price/performance, extensive networking with existing LANs and WANs, easy integration with Windows desktops, built-in internet access and services, simplified administration and management, and outstanding scalability for long term growth.

  BASE SCO OPENSERVER OPERATING SYSTEMS

     SCO OpenServer Enterprise System -- In addition to the critical business applications, SCO OpenServer Enterprise System reliably provides a variety of network services including file and print services for both UNIX(R) and Windows systems, E-Mail services, web services, Internet connectivity, and calendar services.

     SCO OpenServer Host System -- The SCO OpenServer Host System is an excellent platform for delivering highly reliable, non-networked multi-user solutions.

     SCO OpenServer Development System -- The SCO OpenServer Development System is comprised of a core set of development tools that can be easily augmented with over 200 third-party products to create the most robust and efficient development environment.

     SCO OpenServer Desktop System -- The Desktop System excels at running client-side, transaction-based applications, accessing databases and networked information, and providing file/resource sharing and communications across a range of peer, server and host environments.

  SCO OPTIONAL SERVICES PRODUCTS

     SCO Optional Services Products provide enhancements to extend the SCO OpenServer or UnixWare 7 product standard configurations with services that support customers' unique environment and needs.

  SCO OPTIONAL SERVICES PRODUCTS FOR UNIXWARE 7

     Netware Services 4.10 -- With NetWare Services a UnixWare application server can easily and transparently be accessed by NetWare clients, enabling seamless integration into existing Novell environments.

     SCO Advanced File and Print Services -- SCO Advanced File and Print Server
4.0 enables enterprise-wide, scalable file and printer sharing with PCs running Microsoft Windows 95, Windows 98, Windows NT, Windows 3.x, OS/2 and MS-DOS.

     SCO Merge -- SCO Merge runs Windows and DOS applications on SCO OpenServer and UnixWare 7 systems. Windows 95, Windows 3.1, and DOS applications run simultaneously with business critical UNIX applications. A common filesystem allows Windows, DOS, and UNIX users to share data. Windows, DOS, and UNIX users simultaneously share printers and other standard PC peripherals.

     SCO VisionFS -- SCO VisionFS for UnixWare 7 and SCO OpenServer provides high-performance robust SMB file and printer sharing from UNIX(R) Systems to PC clients running Windows, and provides basic access to server applications.

     SCO ARCserveIT6.6 from Computer Associates -- A comprehensive, network backup, restore and data management system for enterprise networks. It is an ideal system for managing the backup of large servers and heterogeneous networks.

     UnixWare 7 Online Data Manager -- This is a cost-effective, enterprise-class storage management solution for high availability and online volume management. It provides software RAID Levels 0, 1, 5, 10 (striping, mirroring, striping distributed parity and striped mirroring) as well as disk spanning capabilities.

     UnixWare 7 Disk Mirroring -- UnixWare 7 Disk Mirroring provides increased data availability by providing fault tolerance against failures and faster access via software RAID Level 1 (simple disk mirroring).

  SCO OPTIONAL SERVICES PRODUCTS FOR SCO OPENSERVER 5

     SCO Advanced File and Print Server -- Seamless Integration of UNIX Servers and Windows. The SCO Advanced File and Print Server, when used with SCO OpenServer Release 5, creates a UNIX system based network operating system that allows file and printer access to PCs running Microsoft Windows 95, Windows NT, Windows 3.x, OS/2(R), and MS-DOS.

     SCO ARCserve/Open from Cheyenne -- Multi-platform Network Backup and Restore. -- ARCserve/ Open is an easy-to-use, high-performance, comprehensive data management tool for enterprise networks. ARCserve/Open provides the robust feature set that administrators require and the simplicity necessary for end-users to do their own backups.

     SCO Doctor and SCO Doctor for Networks(TM) -- The SCO Doctor and SCO Doctor for Networks are advanced systems management tools that address the many UNIX system configurations in use today. SCO Doctor incorporates advanced process monitoring, accurate diagnosis and automatic problem correction. Notification of alerts can be communicated to the administrator via pop-ups on the Doctor console, the built-in pager support, or by e-mail notices. Alerts, in turn, invoke intelligent action programs to automatically correct the problem or notify the system administrator that intervention is required.

     SCO Merge -- SCO Merge runs Windows and DOS applications on SCO OpenServer and UnixWare 7 systems. Windows 98, Windows 3.1, and DOS applications run simultaneously with business critical UNIX applications. A common file system allows Windows, DOS, and UNIX users to share data. Windows, DOS, and UNIX users simultaneously share printers and other standard PC peripherals.

     SCO VisionFS -- SCO VisionFS for UnixWare 7 and SCO OpenServer provides high-performance robust SMB file and printer sharing from UNIX(R) Systems to PC clients running Windows, and provides basic access to server applications.

     SCO Virtual Disk Manager -- SCO Virtual Disk Manager is disk management software that improves system performance and reliability.

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

     The Tarantella product line includes Tarantella Enterprise 3(TM) for large companies and organizations, Tarantella Enterprise 3 ASP Edition(TM) for Application Service Providers, and Tarantella Express(TM), for workgroup and departmental environments. (see www.tarantella.com)

     Tarantella Enterprise III -- Designed to meet the demands of the large enterprise, this product offers the sealability, stability and reliability demanded by large organizations. Multiple Tarantella servers can be linked together to form an array which can support thousands of users. Optimal network performance is assured at all times, whatever the connection.

     Tarantella Express -- Specially designed for workgroup and departmental environments, this product provides a rich sub-set of Tarantella Enterprise III features.

     Tarantella Enterprise III, ASP Edition -- Specially designed for workgroup and departmental environments, this special ASP Edition includes all of the features of Tarantella Enterprise III packaged within a flexible purchase or rental plan that includes training, enhanced support and services. Features specifically designed for ASPs allow sophisticated integration with customer account systems.

  SCO Vision2K Suite

     The SCO Vision2K Suite includes powerful and extensible Windows to UNIX Systems integration products, providing a "best of both worlds" solution -- the reliability and scalability of UNIX Systems and the plug-and-play ease of Microsoft Windows. These products are available and optimized for all Windows platforms, including 3.1, NT, Windows 95, and Windows 98. It's also available on many UNIX platforms, including Sun Solaris, HP-UX, IBM AIX, UnixWare and SCO OpenServer.

     SCO Vision2K -- Bringing together Windows, UNIX and the internet -- SCO Vision2K is a new generation of best of breed Windows to UNIX integration products. Going beyond simply accessing UNIX applications, SCO Vision2K adopts the principles of centralized management, server deployment and internet integration and cuts the cost of ownership of your existing PC networks. Individual products offer Windows access to X applications (SCO XVision Eclipse) and character-based applications (SCO TermVision) server-based file and print sharing (SCO VisionFS) and database connectivity (SCO SQL-Retriever). Together they form a tightly integrated suite that meets all your Windows to UNIX connectivity needs.

     SCO SuperVision -- Remote Management of Windows Desktops -- SCO(R) SuperVision(TM) is supplied with SCO Xvision Eclipse, SCO TermVision and SCO SQL-Retriever. It provides centralized management functionality. From a central location, system administrators can make configuration changes or control which applications users have access to and then distribute updates from a UNIX server to a large community of PCs in a single stroke. These changes can be made immediately, on demand or the next time the PC is connected to the network. SCO SuperVision also works over modem links allowing administrators to manage remote users just as easily as those on the LAN.

     SCO VisionFS -- Server-Based File and Print Services -- SCO VisionFS(TM) provides Microsoft file and print services from any UNIX server (HP, Sun, IBM, Digital, SCO, etc.) to Windows PCs. It makes a UNIX server appear like any other Windows machine on the network. No software has to be installed on the PC to allow access to files and printers on the UNIX server. Using the SCO VisionFS smart server approach delivers dramatic cost savings in installation, administration and maintenance of PCs, compared to NFS client solutions.

     SCO TermVision -- The Business Critical Terminal Emulator -- SCO(R) TermVision(TM) is a powerful 32-bit terminal emulation package which presents UNIX character-based applications, files and services in Windows terms for Windows users. SCO TermVision increases efficiencies, flattens the learning curve and reduces administration overhead with a combination of highly configurable emulators, secure and intelligent communications, and facilities for remote administration.

     SCO XVision -- The Transparent PC X Server for Microsoft Windows -- SCO(R) XVision(R) Eclipse is a proven 32-bit PC X server that exploits the strengths of Windows(R) and the UNIX(R) system to give fast, intuitive access to X applications. It is internet ready and delivers X applications across the enterprise via the intranet. SCO(R) XVision(R) Eclipse 3D is used for displaying 3D imaging applications on a Windows PC.

     SCO SQL-Retriever -- ODBC Middleware for Simultaneous Access to Multiple Databases -- SCO(R) SQL-Retriever(TM) is an Open Database Connectivity (ODBC) middleware product designed to provide simultaneous access to a range of UNIX databases. SCO SQL-Retriever also supports the Java Database Base Connectivity
(JDBC) protocol, for full access to databases across internet/intranet networks. With SCO SQL-Retriever users can link Windows spreadsheets, development tools, report writers or Windows databases with all popular UNIX databases. PC users can take advantage of Windows productivity tools to present their text-based databases with all popular UNIX databases. PC users can take advantage of Windows productivity tools to present their text-based database information in a more flexible way. Developers can use SCO SQL-Retriever to create distributed applications working with multiple hosts and databases without needing to buy proprietary database tools for each.

     Premier Motif -- The Business Critical Motif -- Premier Motif, which provides Windows management technology, is a complete service for Motif developers including software and support. SCO ensures that users invest their time in developing applications rather than debugging or developing Motif itself. Premier Motif has developed from over four years' experience as the world's leading third party Motif supplier. Premier Motif focuses on providing the highest quality Motif libraries, refining and enhancing OSF/Motif and ensuring a robust and portable development base. SCO has taken OSF/Motif and added numerous enhancements, many not found in any other vendor's Motif implementation.

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

     Technical Support -- includes a variety of support offerings including online support through the World Wide Web, a dial-up bulletin board and varying levels of telephone support for channel partners and corporate accounts;

     Educational Services -- includes courseware and instruction guides provided to approximately 140 Authorized Education Centers, which in turn provide training and education materials to both end users and resellers in local languages;

     Consulting Services -- consists of direct assistance, including on-site technical personnel for extended assignment, and integration, implementation and deployment of applications on SCO platforms for branch automation and other large business environments;

     Developer Services -- includes technical advisory and support services as well as access to early product releases for application developers; and

     Engineering Services -- consists of engineering personnel who assist OEMs to port and support SCO products on their hardware platforms.

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

     SCO product development is comprised of one integrated organization that implements SCO's two product strategies -- UNIX servers and Client Integration products.

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

     The Company anticipates new releases of products in the fiscal year ending September 30, 2001. There can be no assurance that such new releases will not be affected by technical problems or "bugs," as is common in the software industry. Furthermore, there can be no assurance that these or other future product introductions will not be delayed. Delays in the availability, or a lack of market acceptance, of new or enhanced products could have an adverse effect on the Company's business. There can be no assurance that product introductions in the future will not disrupt product revenues and adversely affect operating results.

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

  Executive Officers of the Registrant

     The executive officers of the Company as of September 30, 2000 were as follows:

NAME                                   AGE              POSITION WITH THE COMPANY
----                                   ---              -------------------------
Douglas L. Michels...................  46    President and Chief Executive Officer
Randall Bresee.......................  52    Senior Vice President and Chief Financial
                                             Officer
David McCrabb........................  52    President Server Division
Jack Moyer...........................  51    Senior Vice President, Human Resources
Mike Orr.............................  49    President, Tarantella Division
Steve Sabbath........................  53    Senior Vice President, Law and Corporate
                                             Affairs, and Secretary
Geoff Seabrook.......................  52    Senior Vice President, Corporate Development
James Wilt...........................  54    President, Professional Services

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

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     The following required information is filed as a part of the report:

     The Company has not paid cash dividends on its common stock. The Company's common stock is traded over-the-counter and is quoted on the Nasdaq National Market under the symbol "SCOC." The following table sets forth the range of high and low closing sale prices for the Common Stock:

                                                           LOW SALE PRICE   HIGH SALE PRICE
                                                           --------------   ---------------
Fiscal 1999:
  First Quarter..........................................       3.25              5.59
  Second Quarter.........................................       4.00              5.88
  Third Quarter..........................................       5.38              7.06
  Fourth Quarter.........................................       6.44             14.13
Fiscal 2000:
  First Quarter..........................................      11.25             34.63
  Second Quarter.........................................       9.38             31.25
  Third Quarter..........................................       4.19              8.94
  Fourth Quarter.........................................       2.78              6.13

     On November 1, 2000, there were approximately 23,000 holders of the Company's Common Stock.

ITEM 6. SELECTED FINANCIAL DATA

                         THE SANTA CRUZ OPERATION, INC.

                    SELECTED FIVE YEAR FINANCIAL INFORMATION

                                                    FISCAL YEAR ENDED SEPTEMBER 30,
                                          ----------------------------------------------------
                                            2000       1999       1998       1997       1996
                                          --------   --------   --------   --------   --------
                                                 (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net revenues............................  $148,923   $223,624   $171,900   $193,660   $207,890
Cost of revenues........................    41,796     49,778     47,096     55,315     54,402
                                          --------   --------   --------   --------   --------
Gross margin............................   107,127    173,846    124,804    138,345    153,488
Operating expenses......................   158,360    157,473    138,397    154,939    177,069
                                          --------   --------   --------   --------   --------
Operating income (loss).................   (51,233)    16,373    (13,593)   (16,594)   (23,581)
Other income (expense):
  Interest income, net..................     1,679      1,942      2,261      2,291      2,302
  Other income (expense), net...........       819      1,939        226       (866)      (394)
                                          --------   --------   --------   --------   --------
          Income (loss) before income
            taxes.......................   (48,735)    20,254    (11,106)   (15,169)   (21,673)
  Income taxes..........................     8,218      3,396      3,559          1        741
                                          --------   --------   --------   --------   --------
          Net income (loss).............   (56,953)    16,858    (14,665)   (15,170)   (22,414)
Other comprehensive income (loss), net
  of tax
  Unrealized gain on available-for-sale
     equity securities..................     5,617         --         --         --         --
  Foreign currency translation
     adjustment.........................      (539)      (884)       653        936       (213)
                                          --------   --------   --------   --------   --------
          Comprehensive income (loss)...  $(51,875)  $ 15,974   $(14,012)  $(14,234)  $(22,627)
                                          --------   --------   --------   --------   --------
  Earnings (loss) per share -- basic....  $  (1.59)  $   0.49   $  (0.41)  $  (0.41)  $  (0.62)
  Earnings (loss) per
     share -- diluted...................  $  (1.59)  $   0.46   $  (0.41)  $  (0.41)  $  (0.62)
                                          --------   --------   --------   --------   --------
  Shares used in per share calculation--
     basic..............................    35,720     34,232     35,817     36,628     36,179
  Shares used in per share
     calculation -- diluted.............    35,720     36,402     35,817     36,628     36,179
                                          --------   --------   --------   --------   --------

                                                            SEPTEMBER 30,
                                       -------------------------------------------------------
                                        2000        1999        1998        1997        1996
                                       -------    --------    --------    --------    --------
                                                           (IN THOUSANDS)
Cash, equivalents and short-term
  investments.......................   $26,446    $ 62,844    $ 51,076    $ 51,711    $ 54,831
Working capital.....................    16,654      44,813      32,221      46,164      61,935
Total assets........................    82,202     139,284     131,189     146,665     166,807
Long-term liabilities...............     5,462      11,094      12,027       9,545       9,332
Shareholders' equity................    31,202      70,338      60,135      81,462     101,581
                                       -------    --------    --------    --------    --------

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



 Second Quarter Restructuring Plan



     During the second quarter of fiscal 2000, the Company announced and completed a restructuring plan, which resulted in a one-time charge of $5.9 million. The Company restructured its business operations into three independent divisions, each with a separate management team and dedicated development, marketing and sales organizations -- the Server Software Division, the Tarantella Division and the Professional Services Division. The Company believes this reorganization, which was effective April 1, 2000, has created independent focused teams that can pursue revenue in their respective markets. The Company believes that as a result of creating these independent, focused organizations the Company will be better able to control and measure the success of these businesses. The charge included a reduction in personnel of 70 employees, write-offs of certain acquired technologies, write-offs of certain fixed assets, and elimination of non-essential facilities. Of the $5.9 million charge, $4.6 million related to cash expenditures and $1.3 million related to non-cash charges. The restructuring charge related to cash expenditures included $3.6 million for severance costs and $1.0 million for facilities costs. Included in the non-cash charges were technology write-offs of $667,000 relating to technology associated with the Unixware 7 product. This technology had previously been capitalized as it had alternative future use. However, in conjunction with the restructuring, certain personnel associated with product development of Unixware 7 were terminated and future development related to this technology was terminated. As a result the technology had no other use and was written off. The disposal of fixed assets was comprised of computer equipment that will no longer be in use due to the reduction in development personnel. The computer equipment was taken out of service and disposed of during the third and fourth quarters of fiscal 2000. The disposals correspond to the time of employee terminations, and the computer equipment was not written off until it was no longer in use. Depreciation, where applicable, continued on these assets until disposal. The computer equipment was scrapped or sold to the terminated employees. Proceeds from the sale of these assets were not significant. Additionally, the disposal of fixed assets includes writeoffs of leasehold improvements relating to the abandonment of certain leased space at the Company's Watford, United Kingdom facility. All fixed asset disposals were related to the Server Software Division. Included in the facilities charge are amounts relating to the abandonment of certain leased space at the Company's Watford, United Kingdom facility. The space is being reconfigured in preparation for subletting. The restructuring provision includes the estimated costs associated with the reconfiguring and the rent associated with the unoccupied space prior to sublet. The facility closure affected the Server Software Division. The Company expects to recognize total annual savings of $9.4 million from this reorganization beginning in the next fiscal year. The Company believes it will be better able to control costs and measure the success of the Company's divisions as a result of this reorganization.

     The second quarter restructuring charges affected the Server Software Division and the Professional Services Division. The Professional Services Division had $0.1 million of severance costs accrued for the restructuring. The balance of the second quarter restructuring charge of $5.8 million related to the Server Software Division. The majority of the reduction in force was in product development for the Server Software Division. As of September 30, 2000, a total of 70 positions were eliminated including 66 in the Server Software Division and 4 in the Professional Services Division.



     The Company recorded an adjustment to the fiscal 2000 second quarter restructuring provision of $0.9 million in severance costs in the fourth quarter of fiscal 2000. The severance costs were adjusted to reflect changes to the estimated expenses as actual payments were made.



 Fourth Quarter Restructuring Plan



     In the fourth quarter of fiscal 2000, in connection with management's plan to reduce operating expenses, the Company announced a further restructuring plan, which resulted in a one-time charge of $5.7 million. The Company believes this plan will bring the Company's operating expenses to a level that is sustainable based on the Company's revenues. The restructuring included the elimination of various regional offices in the United States, United Kingdom, Latin America and Asia Pacific. The charge included a reduction in personnel of 157 employees, write-offs of certain fixed assets and the elimination of nonessential facilities. The restructuring charges affect the Server Software Division of the Company as well as corporate general and administrative areas. Of the $5.7 million charge, $5.5 million related to cash expenditures and $0.2 related to non-cash charges. The restructuring charge related to cash expenditures included $4.7 million for severance costs and $0.8 million for facilities costs.



     The severance charges include elimination of 65 positions in the U.S., 63 positions in the United Kingdom, 16 positions in Europe, 9 positions in Latin America and 4 position in the Asia Pacific region.



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



     The non-cash charges were made up of fixed asset disposal costs at both U.S. and the Company's Watford, U.K. location. The fixed assets being disposed are made up of computer equipment that will no longer be in use due to the reduction in personnel. The computer equipment will be taken out of service and disposed. Depreciation, where applicable, will continue on these assets until disposal. These assets will be scrapped or sold to the terminated employees. Any gain realized on the sale of these assets will be recorded as other income in the statement of operations. The disposal of fixed assets affects both the Server Software Division and the Corporate Division. As of September 30, 2000 a total of 70 positions have been eliminated: 48 positions in the Server Software Division, 21 in the Corporate Division, and 1 in the Tarantella Division. The Corporate Division is allocated to the three primary Company divisions for segment reporting purposes. The Company expects to recognize total annual savings of $14.5 million from this cost saving measure beginning in the next fiscal year. The Company believes this will bring the Company's operating expenses to a level that is sustainable based on the Company's revenues.



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


  Segment Information



     The Company began reviewing its performance on the basis of its three divisions during the third quarter of fiscal 2000. Prior year financial information has been revised for divisional comparison purposes and is disclosed in Note 17.



 Server Software Division



     Net revenues for the server division were $135.4 million in fiscal 2000, a decrease of 36% when compared to the fiscal 1999 revenues of $211.0 million. In fiscal 1999, net revenues increased by 34% from $157.2 million in fiscal 1998. The fiscal 2000 decline in revenue performance can be attributed to delays in large project deals and customer delays due to Year 2000 issues. The slower than expected recovery of the customer channel from the impact of Year 2000 also impacted the fiscal 2000 revenues for the server division. The fiscal 2000 decline was seen across most geographies worldwide. The increase in revenue performance in fiscal 1999 as compared to fiscal 1998 was attributable to Y2K upgrade sales, increased customer contacts as a result of added sales resources and the ease of electronic licensing. The fiscal 1999 increase was in all geographies.



     Gross margin for the server division declined 40% to $100.1 million for fiscal 2000 from $168.1 million in fiscal 1999. The fiscal 1999 gross margin for the server division was an increase of 43% compared to the fiscal 1998 gross margin of $117.6 million. The fiscal 2000 decline in gross margin is largely due to the lower revenues and stable fixed costs including technology and overhead costs. The positive gross margin growth in fiscal 1999 can be attributed to the impact of stable fixed costs over higher unit sales volumes. In both fiscal 2000 and 1999, material costs declined as a result of increasing e-commerce trade.



     The server division's operating loss for fiscal 2000 was $28.2 million, a decline of $55.2 million from the operating income of $27.0 million in fiscal 1999. The server division's operating loss for fiscal 1998 was $8.5 million. The fiscal 2000 loss is a result of reduced revenue levels in fiscal 2000.



 Tarantella Division



     Net revenues for the Tarantella division were $12.8 million in fiscal 2000, an increase of 21% from $10.6 million in fiscal 1999, which was an increase of 16% from $9.2 million in fiscal 1998. The growth in revenues can be attributed to the increasing customer base for Tarantella product, and continued development and releases of new versions of the Tarantella products. Fiscal 2000 also brought an increase in enterprise customers to Tarantella.



     Gross margin for the Tarantella division was $9.9 million for fiscal 2000, an increase of 19% when compared to fiscal 1999 gross margin of $8.3 million. The fiscal 1998 gross margin was $6.6 million. The positive trend in gross margin for the Tarantella division can be attributed to the increased revenue coupled with stable fixed costs.



     The operating losses for the Tarantella division were $18.7 million in fiscal 2000, $6.9 million in fiscal 1999 and $4.6 million in fiscal 1998. The increase in the operating losses is due to growth in Tarantella staffing levels and dedicated Tarantella resources. In fiscal 2000, the Company created a Tarantella management team and separate development, marketing and sales organizations dedicated to Tarantella.



 Professional Services Division



     Net revenues for the professional services division were $4.2 million in fiscal 2000, an increase of 34% compared to net revenues of $3.1 million in fiscal 1999. Fiscal 1998 net revenues were $5.5 million for the professional services division. The growth in professional services revenue can be attributed to the dedicated professional services organization created in fiscal 2000.



     Gross loss for the profession services division was $1.9 million in fiscal 2000 compared with a loss of $2.5 million in fiscal 1999. The gross margin for the professional services division was $0.6 million in fiscal 1998. The reduction in gross loss in fiscal 2000 can be attributed to the relatively constant costs spread over improved revenues. The decline in fiscal 1999 is due to the decreased fiscal 1999 revenues.



     Operating loss for the professional services division was $4.4 million, compared with $3.7 million in fiscal 1999 and $0.5 million in fiscal 1998. The creation of the professional services organization in fiscal 2000 increased the operating expenses of the division. While the revenue also increased, it did not proportionally offset the increased expenses.



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

     Further, once this transaction is consummated, the ongoing operations of the company will be significantly altered. The Company's revenues will be derived from only two product lines -- Tarantella products, which have only been recently introduced by the Company, and OpenServer products, which are mature products to be distributed on the Company's behalf by Caldera. While the Company believes that the current level of staffing together with future recruitment plans will be different for the period following the consummation of the transaction, there can be no assurance that the company will be able to retain current employees or recruit the additional employees necessary to meet the company's ongoing plans. In addition the company may not generate revenues at the levels forecasted and as a result could find itself in a position of being overstaffed. As a result the Company may need significant restructuring costs to reduce staffing levels. Following the close of the transaction, the Company will hold in its treasury a significant investment in Caldera, the value of which may be subject to significant fluctuations.

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


     At September 30, 2000, the Company's principal sources of liquidity included cash and short-term investments and available bank lines of credit of approximately $0.9 million against which the Company had $0.7 million in outstanding borrowings. The Company does not believe it will require borrowing capacity greater than the amount available under these lines of credit through fiscal 2001, however additional financing may be required thereafter. See Notes 1, 2, 3 and 8 of Notes to the Consolidated Financial Statements.



     The Company has incurred losses from operations of approximately $51.2 million in the twelve months ended September 30, 2000, revenues have declined from $223.6 million for fiscal 1999 to $148.9 million for fiscal 2000 and the Company has an accumulated deficit as of September 30, 2000. These factors have caused management to evaluate the Company's liquidity and to establish plans to reduce costs, increase revenues and improve margins. The Company recently implemented cost reduction plans in order to reduce operating expenses to levels consistent with current revenues and is investigating financing alternatives. There can be no assurance that such financing will be available, if at all, on terms acceptable to the Company.



     On August 1, 2000, the Company entered into an agreement with Caldera Systems, Inc. in which Caldera Systems, Inc. will acquire the Company's Server Software and Professional Services Divisions. Caldera Systems, Inc. will form a new holding company, Caldera, Inc., to acquire assets from the Company's Server Software Division and the Company's Professional Services Division, including its employees, products and channel resources. Caldera, Inc. will have exclusive distribution rights for the SCO OpenServer product line. SCO will receive a 28.6% ownership interest in Caldera, Inc., which is estimated to be an aggregate of approximately 18.4 million shares of Caldera stock (including approximately 2 million shares reserved for employee options assumed by Caldera, Inc. for options currently held by SCO employees joining Caldera, Inc.), and $7.0 million in cash. In conjunction with the acquisition, The Canopy Group, Inc., a major stockholder of Caldera Systems, Inc., has agreed to loan $18.0 million to the Company. This loan commitment is not contingent on the closing of Caldera's acquisition of SCO's Server Software and

Professional Services Divisions. Further, Caldera Systems, Inc. has agreed to loan $7.0 million to the Company in the form of a short-term note repayable at the consummation of the transaction between SCO and Caldera Systems, Inc. SCO will retain its Tarantella Division and the SCO OpenServer revenue stream and intellectual properties. The boards of directors of both companies have unanimously approved the acquisition which is subject to the approval of Caldera Systems, Inc. and The Santa Cruz Operation, Inc. stockholders, and regulatory agencies, as well as meeting certain other closing conditions. The companies anticipate closing the transaction during the first calendar quarter of 2001.


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


     Under the financing commitment with The Canopy Group, the Company entered into a Loan Agreement and a Secured Convertible Promissory Note effective January 8, 2001 for borrowings up to $18.0 million. Drawings on this financing agreement are repayable on December 31, 2001 and bear interest at a rate per annum of 10%. Drawings are collateralized by the Company's tangible and intangible assets and are convertible into common stock at the option of the lender at the closing price of SCO common stock on the date of issuance subject to certain limitations. The unconverted principal is repayable in cash. Further, Caldera Systems, Inc., has agreed to loan $7.0 million to the Company in the form of a short-term note repayable at the consummation of the transaction between the Company and Caldera Systems, Inc.



     The Company believes that, based on its current plans, which include the completion of the transaction with Caldera discussed above, its existing cash and cash equivalents, short-term investments, funds generated from operations and available borrowing capabilities will be sufficient to meet its operating requirements through fiscal 2001, however additional financing may be required thereafter. The Company's current financing under the $18.0 million line of credit agreement with The Canopy Group is repayable on December 31, 2001, at which time the Company expects to generate positive cash flows from operations or to obtain alternative sources of financing to meet its working capital needs. There can be no assurance that the Company will generate positive cash flows or arrange alternative financing sufficient to repay amounts borrowed under the credit agreement as they become due.


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

     In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation -- an Interpretation of APB Opinion No. 25. FIN 44 clarifies the application of Opinion 25 for (a) the definition of employee for purposes of applying Opinion 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. The Company adopted FIN 44 effective July 1, 2000. The adoption of the provisions of FIN 44 did not have a material effect on the financial position or results of operations of the Company.

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

                    MATURITY DATE FOR SHORT-TERM INVESTMENTS

                                                                 YEAR ENDED SEPTEMBER 30,
                                                              -------------------------------
                                                               2001     2002    2003   TOTAL
                                                              ------   ------   ----   ------
                                                                      (IN THOUSANDS)
Government agency bonds.....................................     971       --     --      971
Corporate bonds.............................................   1,496    3,100           4,596
                                                              ------   ------   ----   ------
                                                              $2,467   $3,100   $ --   $5,567
Average interest rate.......................................    6.14%    5.15%

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

                               FORWARD CONTRACTS
                               SEPTEMBER 30, 2000


                             PREMIUM PAID/      CONTRACT                                         TERM OF
                          (DISCOUNT RECEIVED)    AMOUNT           FORWARD STRIKE RATE            CONTRACT
                          -------------------   --------   ----------------------------------   ----------
                                                           (IN THOUSANDS)
Contract 1...............           2           $ 1,250     1.50255      (GB Pound/US Dollar)   2 months
Contract 2...............           3           $ 1,250     1.503025     (GB Pound/US Dollar)   2.5 months
Contract 3...............           5           $ 1,000     1.4568       (GB Pound/US Dollar)   2 months
Contract 4...............           5           $ 1,000     1.45705      (GB Pound/US Dollar)   2.5 months
Contract 5...............           5           $ 1,000     1.4574       (GB Pound/US Dollar)   3 months
Contract 6...............         (27)          $ 3,500     1.4391       (GB Pound/US Dollar)   2 months
Contract 7...............         (38)          $(3,500)    1.46598      (US Dollar/GB Pound)   2.5 months


                               FORWARD CONTRACTS
                               SEPTEMBER 30, 1999

                                             CONTRACT                                           TERM OF
                              PREMIUM PAID    AMOUNT             FORWARD STRIKE RATE            CONTRACT
                              ------------   --------   -------------------------------------   --------
                                                            (IN THOUSANDS)
Contract 1..................       30         $2,000      1.6140         (US Dollar/GB Pound)   2 months
Contract 2..................       31         $2,000      1.6150         (US Dollar/GB Pound)   3 months
Contract 3..................        5         $2,206       2,938      (Italian Lira/GB Pound)   3 months

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         THE SANTA CRUZ OPERATION, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                  FISCAL YEAR ENDED SEPTEMBER 30,
                                                              ---------------------------------------
                                                                 2000          1999          1998
                                                              -----------   -----------   -----------
                                                               (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net revenues
  License, third parties....................................    $118,877      $186,838      $140,504
  License, related parties..................................      14,633        21,628        16,203
  Service, third parties....................................      12,680        11,976        12,558
  Service, related parties..................................       2,733         3,182         2,635
                                                                --------      --------      --------
          Total net revenues................................     148,923       223,624       171,900
                                                                --------      --------      --------
Cost of revenues
  License, third parties....................................      19,915        27,291        26,528
  License, related parties..................................       2,451         3,159         3,059
  Service, third parties....................................      15,985        15,271        14,472
  Service, related parties..................................       3,445         4,057         3,037
                                                                --------      --------      --------
          Total cost of revenues............................      41,796        49,778        47,096
                                                                --------      --------      --------
          Gross margin......................................     107,127       173,846       124,804
                                                                --------      --------      --------
Operating expenses:
  Research and development..................................      39,673        42,376        42,957
  Sales and marketing.......................................      89,313        98,525        80,468
  General and administrative................................      18,691        16,572        14,972
  Restructuring charge......................................      10,683            --            --
                                                                --------      --------      --------
          Total operating expenses..........................     158,360       157,473       138,397
                                                                --------      --------      --------
          Operating income (loss)...........................     (51,233)       16,373       (13,593)
Other income (expense):
  Interest income, net......................................       1,679         1,942         2,261
  Other income (expense), net...............................         819         1,939           226
                                                                --------      --------      --------
          Income (loss) before income taxes.................     (48,735)       20,254       (11,106)
  Income taxes..............................................       8,218         3,396         3,559
                                                                --------      --------      --------
          Net income (loss).................................     (56,953)       16,858       (14,665)
Other comprehensive income (loss), net of tax
  Unrealized gain on available-for-sale securities..........       5,617            --            --
  Foreign currency translation adjustment...................        (539)         (884)          653
                                                                --------      --------      --------
          Comprehensive income (loss).......................    $(51,875)     $ 15,974      $(14,012)
                                                                --------      --------      --------
Earnings (loss) per share:
  Basic.....................................................    $  (1.59)     $   0.49      $  (0.41)
  Diluted...................................................    $  (1.59)     $   0.46      $  (0.41)
                                                                --------      --------      --------
Shares used in earnings (loss) per share calculation:
  Basic.....................................................      35,720        34,232        35,817
  Diluted...................................................      35,720        36,402        35,817
                                                                --------      --------      --------


          See accompanying notes to consolidated financial statements.

                         THE SANTA CRUZ OPERATION, INC.

                          CONSOLIDATED BALANCE SHEETS


                                                                 SEPTEMBER 30,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
                                                                (IN THOUSANDS)
                                     ASSETS

Current assets:
  Cash and cash equivalents.................................  $ 20,879   $ 33,683
  Short-term investments....................................     5,567     29,161
  Receivables, third parties, net...........................    22,917     29,112
  Receivables, related parties..............................     1,352      3,197
  Available-for-sale equity securities......................     7,119         --
  Deferred tax assets.......................................        --      1,202
  Other current assets......................................     4,358      6,310
                                                              --------   --------
          Total current assets..............................    62,192    102,665
                                                              --------   --------
Property and equipment, net.................................     9,012     12,234
Purchased software and technology licenses, net.............     5,830     10,431
Long-term deferred tax assets...............................        --      6,622
Other assets................................................     5,168      7,332
                                                              --------   --------
          Total assets......................................  $ 82,202   $139,284
                                                              --------   --------

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Trade accounts payable....................................  $  5,521   $  7,482
  Royalties payable.........................................     4,530      7,217
  Income taxes payable......................................     1,964      1,983
  Accrued restructuring charges.............................     5,964         --
  Accrued expenses and other current liabilities............    20,225     32,314
  Deferred revenues.........................................     7,334      8,856
                                                              --------   --------
          Total current liabilities.........................    45,538     57,852
                                                              --------   --------
Long-term lease obligations.................................       545      2,332
Long-term deferred revenues.................................     1,397      2,571
Other long-term liabilities.................................     3,520      6,191
                                                              --------   --------
          Total long-term liabilities.......................     5,462     11,094
                                                              --------   --------
Commitments and contingencies (Note 11)
Shareholders' equity:
  Common stock, no par value, authorized 100,000 shares;
     Issued and outstanding 39,436 and 34,346 shares in 2000
     and 1999, respectively.................................   118,940    106,201
  Accumulated other comprehensive income....................     5,486        408
  Accumulated deficit.......................................   (93,224)   (36,271)
                                                              --------   --------
          Total shareholders' equity........................    31,202     70,338
                                                              --------   --------
          Total liabilities and shareholders' equity........  $ 82,202   $139,284
                                                              --------   --------


          See accompanying notes to consolidated financial statements.

                         THE SANTA CRUZ OPERATION, INC.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                    ACCUMULATED
                                                                       OTHER
                                  COMMON STOCK          NOTE       COMPREHENSIVE                     TOTAL
                                -----------------    RECEIVABLE       INCOME       ACCUMULATED   SHAREHOLDERS'
                                SHARES    AMOUNT    FROM OFFICER      (LOSS)         DEFICIT        EQUITY
                                ------   --------   ------------   -------------   -----------   -------------
                                                                (IN THOUSANDS)
BALANCES, SEPTEMBER 30,
  1997........................  36,450   $119,375       $(88)         $  639        $(38,464)      $ 81,462
Issuance under stock option
  and purchase plans..........     659      1,960         --              --              --          1,960
Common stock repurchases......  (2,060)    (9,271)        --              --              --         (9,271)
Interest on note..............      --         --         (4)             --              --             (4)
Foreign currency
  translation.................      --         --         --             653              --            653
Net loss......................      --         --         --              --         (14,665)       (14,665)
                                ------   --------       ----          ------        --------       --------
BALANCES, SEPTEMBER 30,
  1998........................  35,049   $112,064       $(92)         $1,292        $(53,129)      $ 60,135
Issuance under stock option
  and purchase plans..........   1,721      7,107         --              --              --          7,107
Common stock repurchases......  (2,424)   (14,034)        --              --              --        (14,034)
Interest on note..............      --         --         (5)             --              --             (5)
Stock option income tax
  benefit.....................      --      1,161         --              --              --          1,161
Foreign currency
  translation.................      --         --         --            (884)             --           (884)
Net income....................      --         --         --              --          16,858         16,858
                                ------   --------       ----          ------        --------       --------
BALANCES, SEPTEMBER 30,
  1999........................  34,346   $106,298       $(97)         $  408        $(36,271)      $ 70,338
Issuance under stock option
  and purchase plans..........   2,574     12,523         --              --              --         12,523
Common stock repurchases......    (759)   (12,786)        --              --              --        (12,786)
Issuance of common stock in
  private placement, net of
  issuance costs..............   3,275     12,769         --              --              --         12,769
Unrealized gain on
  investment..................      --         --         --           5,617              --          5,617
Repayment of note
  receivable..................      --         --         97              --              --             97
Stock compensation expense....      --        136         --              --              --            136
Foreign currency
  translation.................      --         --         --            (539)             --           (539)
Net loss......................      --         --         --              --         (56,953)       (56,953)
                                ------   --------       ----          ------        --------       --------
BALANCES, SEPTEMBER 30,
  2000........................  39,436   $118,940       $ --          $5,486        $(93,224)      $ 31,202
                                ------   --------       ----          ------        --------       --------

          See accompanying notes to consolidated financial statements.

                         THE SANTA CRUZ OPERATION, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                               FISCAL YEAR ENDED SEPTEMBER 30,
                                                              ---------------------------------
                                                                2000        1999        1998
                                                              ---------   ---------   ---------
                                                                       (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)...........................................  $(56,953)   $ 16,858    $(14,665)
Adjustments to reconcile net income (loss) to net cash
  provided by operating activities --
  Depreciation and amortization.............................    11,302      12,140      14,363
  Deferred taxes............................................     7,821          --         205
  Foreign currency exchange (gain) loss.....................      (342)         20        (605)
  Stock option income tax benefit...........................        --       1,161          --
  Changes in operating assets and liabilities --
     Receivables............................................     7,309      (4,971)      8,147
     Other current assets...................................     1,959       2,545      (2,024)
     Other assets...........................................     1,893         502       2,362
     Trade accounts payable.................................    (1,846)        (15)        608
     Royalties payable......................................    (2,695)      2,135      (6,197)
     Income taxes payable...................................       171         176         703
     Accrued restructuring charges..........................     5,964          --          --
     Accrued expenses and other current liabilities.........   (10,679)      4,158      (1,977)
     Deferred revenues......................................    (2,489)     (6,409)      8,555
     Cash flows from other long-term liabilities............    (1,701)        158       3,883
                                                              --------    --------    --------
          Net cash provided by (used for) operating
            activities......................................   (40,286)     28,458      13,358
                                                              --------    --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment.......................    (2,077)     (3,816)     (1,410)
  Purchases of software and technology licenses.............      (999)     (2,633)     (2,995)
  Sales of short-term investments...........................    35,682      26,811      31,514
  Purchases of short-term investments.......................   (12,088)    (28,654)    (30,346)
  Cash flows from other assets..............................    (2,268)      1,058          25
                                                              --------    --------    --------
          Net cash provided by (used for) investing
            activities......................................    18,250      (7,234)     (3,212)
                                                              --------    --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on capital lease obligations.....................    (2,917)     (3,626)     (2,759)
  Net proceeds from issuance of common stock................    25,428       7,107       1,960
  Repurchases of common stock...............................   (12,786)    (14,034)     (9,271)
                                                              --------    --------    --------
          Net cash provided by (used for) financing
            activities......................................     9,725     (10,553)    (10,070)
                                                              --------    --------    --------
Effects of exchange rate changes on cash and cash
  equivalents...............................................      (493)       (746)        457
                                                              --------    --------    --------
Change in cash and cash equivalents.........................   (12,804)      9,925         533
Cash and cash equivalents at beginning of year..............    33,683      23,758      23,225
                                                              --------    --------    --------
Cash and cash equivalents at end of year....................  $ 20,879    $ 33,683    $ 23,758
                                                              --------    --------    --------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid --
     Income taxes...........................................  $    218    $  3,319    $  2,192
     Interest...............................................       344         544         766
  Non-cash financing and investing activities --
     Unrealized gain on available-for-sale equity
       securities...........................................  $  5,617    $     --    $     --
     Assets acquired under capital leases...................        20       1,978       4,701
     Assets written off against restructuring reserve.......       923          --         568
                                                              --------    --------    --------

          See accompanying notes to consolidated financial statements.

                         THE SANTA CRUZ OPERATION, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- THE COMPANY AND BASIS OF PRESENTATION

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


     These consolidated financial statements contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has generated significant losses and negative cash flows from operations in the most recent fiscal year and has an accumulated deficit. These factors have caused management to evaluate the Company's liquidity and to establish plans to reverse the recent trend of losses by increasing revenues and gross margins while controlling costs. In addition, the Company has announced a proposed transaction with Caldera Systems, Inc. ("Caldera") (see Note 14) and has received a commitment for credit financing of up to $18 million from one of the stockholders of Caldera as discussed in the following paragraph. The availability of this financing, combined with existing working capital resources and expected operating results have mitigated management's liquidity concerns for fiscal 2001. If the Company is unable to generate adequate cash flows from operations, the Company may need to seek additional sources of capital or draw upon the line of credit available discussed above. There can be no assurance that the Company will be able to obtain additional funding, if necessary, on acceptable terms or at all.



     As discussed above, effective January 8, 2001, SCO entered into a Loan Agreement and a Secured Convertible Promissory Note with The Canopy Group ("Lender") under which SCO can borrow up to $18 million. Drawings on this line of credit are immediately convertible into common stock at the option of the Lender at the closing price of SCO common stock on the date of issuance. The unconverted principal is repayable in cash. Drawings on the line of credit are collateralized by SCO's tangible and intangible assets. Amounts borrowed under this line of credit are repayable by the Company in December 2001, at which time the Company will be required to generate positive cash flows from operations or will be required to obtain alternative sources of financing to meet its working capital needs. There can be no assurance that the Company will generate positive cash flows or arrange alternative financing sufficient to repay amounts borrowed under this credit agreement as they become due.


NOTE 2 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

                         THE SANTA CRUZ OPERATION, INC.

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


     ACCOUNTING FOR LONG-LIVED ASSETS The Company reviews property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is measured by comparison of its carrying amount to estimated future net cash flows the assets are expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying value of the asset exceeds the projected discounted future operating cash flows.



     At each balance sheet date the Company compares the unamortized balance of purchased software and technology with its net realizable value. Any amount by which the unamortized balance exceeds the net realizable value is written off. The net realizable value is calculated as the estimated future gross revenues from that product reduced by the estimated future costs of completing and disposing of that product, including the costs of performing maintenance and customer support required to satisfy the Company's responsibility set forth at the time of sale.


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

                         THE SANTA CRUZ OPERATION, INC.

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

     The Company currently sells two types of software product -- its UNIX based operating system software, which is sold under the Unixware and OpenServer names, and its application broker software sold under the Tarantella name.

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

                         THE SANTA CRUZ OPERATION, INC.

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

                                                           FISCAL YEAR ENDED SEPTEMBER 30,
                                                        --------------------------------------
                                                           2000          1999         1998
                                                        -----------   ----------   -----------
                                                        (IN THOUSANDS, EXCEPT PER SHARE DATA)
Basic:
  Weighted average shares.............................      35,720       34,232        35,817
                                                          ========      =======      ========
  Net income (loss)...................................    $(56,953)     $16,858      $(14,665)
                                                          ========      =======      ========
  Earnings (loss) per share...........................    $  (1.59)     $  0.49      $  (0.41)
                                                          ========      =======      ========
Diluted:
  Weighted average shares.............................      35,720       34,232        35,817
  Common equivalent shares from stock options and
     warrants.........................................          --        2,170            --
                                                          --------      -------      --------
  Shares used in per share calculation................      35,720       36,402        35,817
                                                          ========      =======      ========
  Net income (loss)...................................    $(56,953)     $16,858      $(14,665)
                                                          ========      =======      ========
  Earnings (loss) per share...........................    $  (1.59)     $  0.46      $  (0.41)
                                                          ========      =======      ========

                                                                   SEPTEMBER 30,
                                                              -----------------------
                                                               2000    1999     1998
                                                              ------   -----   ------
Options outstanding not included in computation of diluted
  EPS because the exercise price was greater than the
  average market price......................................      --   3,190       --
Options outstanding not included in computation of diluted
  EPS because their inclusion would have an anti-dilutive
  effect....................................................  11,866      --   10,349
Warrants outstanding not included in computation of diluted
  EPS because their inclusion would have an anti-dilutive
  effect....................................................  12,769      --       --

     COMPREHENSIVE INCOME In the first quarter of fiscal 1999, the Company adopted SFAS No. 130, Reporting Comprehensive Income. Under SFAS 130 the Company is required to report comprehensive income, which includes the Company's net income, as well as changes in equity from other sources. The components of other comprehensive income are as follows (in thousands):

                                                        FISCAL YEAR ENDED SEPTEMBER 30,
                                                        --------------------------------
                                                          2000        1999       1998
                                                        ---------   --------   ---------
Net income (loss).....................................  $(56,953)   $16,858    $(14,665)
Other comprehensive income (loss), net of tax:
  Foreign currency translation adjustment.............      (539)      (884)        653
  Unrealized gain on available for sale securities net
     of tax of $2,119.................................  $  3,498         --          --
  Reversal of valuation allowance on deferred tax
     assets...........................................     2,119         --          --
                                                        --------    -------    --------
          Total comprehensive income (loss)...........  $(51,875)   $15,974    $(14,012)
                                                        ========    =======    ========

                         THE SANTA CRUZ OPERATION, INC.

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

     In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation -- an Interpretation of APB Opinion No. 25. FIN 44 clarifies the application of Opinion 25 for (a) the definition of employee for purposes of applying Opinion 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. The Company adopted FIN 44 effective July 1, 2000. The adoption of the provisions of FIN 44 did not have a material effect on the financial position or results of operations of the Company.

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

                         THE SANTA CRUZ OPERATION, INC.

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

                               FORWARD CONTRACTS
                               SEPTEMBER 30, 2000

                        PREMIUM PAID/
                          (DISCOUNT     CONTRACT                                            TERM OF
                          RECEIVED)      AMOUNT             FORWARD STRIKE RATE             CONTRACT
                        -------------   --------   -------------------------------------   ----------
                                                       (IN THOUSANDS)
Contract 1............         2        $ 1,250    1.50255       (GB Pound/US Dollar)      2 months
Contract 2............         3        $ 1,250    1.503025      (GB Pound/US Dollar)      2.5 months
Contract 3............         5        $ 1,000    1.4568        (GB Pound/US Dollar)      2 months
Contract 4............         5        $ 1,000    1.45705       (GB Pound/US Dollar)      2.5 months
Contract 5............         5        $ 1,000    1.4574        (GB Pound/US Dollar)      3 months
Contract 6............       (27)       $ 3,500    1.4391        (GB Pound/US Dollar)      2 months
Contract 7............       (38)       $(3,500)   1.46598       (US Dollar/GB Pound)      2.5 months

                               FORWARD CONTRACTS
                               SEPTEMBER 30, 1999

                                          CONTRACT                                           TERM OF
                          PREMIUM PAID    AMOUNT              FORWARD STRIKE RATE            CONTRACT
                          -------------   --------   -------------------------------------   --------
                                                        (IN THOUSANDS)
Contract 1..............        30        $ 2,000    1.6140        (US Dollar/GB Pound)      2 months
Contract 2..............        31        $ 2,000    1.6150        (US Dollar/GB Pound)      3 months
Contract 3..............         5        $ 2,206    2,938         (Italian Lira/GB Pound)   3 months

                         THE SANTA CRUZ OPERATION, INC.

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

NOTE 3 -- CASH AND CASH EQUIVALENTS

                                                                SEPTEMBER 30,
                                                              -----------------
                                                               2000      1999
                                                              -------   -------
                                                               (IN THOUSANDS)
Bank demand deposits........................................  $ 1,819   $ 6,859
Money market accounts.......................................   19,060    26,524
Corporate bonds.............................................       --       300
                                                              -------   -------
                                                              $20,879   $33,683
                                                              -------   -------

NOTE 4 -- SHORT-TERM INVESTMENTS

                                                               SEPTEMBER 30,
                                                              ----------------
                                                               2000     1999
                                                              ------   -------
                                                               (IN THOUSANDS)
U.S. Treasury notes.........................................  $   --   $ 3,038
Government agency bonds.....................................     971     2,204
Corporate bonds.............................................   4,596    23,919
                                                              ------   -------
                                                              $5,567   $29,161
                                                              ------   -------

     At September 30, 2000, investments with maturity dates ranging from 91 days to one year totaled $2.5 million, and investments with maturity dates ranging from one year to three years totaled $3.1 million.

NOTE 5 -- RECEIVABLES

                                                                SEPTEMBER 30,
                                                              -----------------
                                                               2000      1999
                                                              -------   -------
                                                               (IN THOUSANDS)
Trade accounts receivable...................................  $27,461   $40,531
Less allowance for returns and doubtful accounts............   (3,192)   (8,222)
                                                              -------   -------
                                                              $24,269   $32,309
                                                              -------   -------

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

                         THE SANTA CRUZ OPERATION, INC.

NOTE 6 -- PROPERTY AND EQUIPMENT

                                                                 SEPTEMBER 30,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
                                                                (IN THOUSANDS)
Computer and office equipment...............................  $ 20,703   $ 41,146
Furniture and fixtures......................................     5,883      8,516
Leasehold improvements......................................     8,143      8,472
                                                              --------   --------
                                                                34,729     58,134
Less accumulated depreciation and amortization..............   (25,717)   (45,900)
                                                              --------   --------
                                                              $  9,012   $ 12,234
                                                              --------   --------

     Depreciation and amortization expense was $5.6 million, $6.4 million and $6.9 million during fiscal 2000, 1999 and 1998, respectively.

NOTE 7 -- PURCHASED SOFTWARE AND TECHNOLOGY LICENSES

                                                                 SEPTEMBER 30,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
                                                                (IN THOUSANDS)
Purchased software and technology licenses, at cost.........  $ 31,588   $ 35,429
Less accumulated amortization...............................   (25,758)   (24,998)
                                                              --------   --------
                                                              $  5,830   $ 10,431
                                                              --------   --------

     Amortization expense was $4.3 million, $5.3 million and $6.6 million during fiscal 2000, 1999 and 1998, respectively.

NOTE 8 -- LINES OF CREDIT

     At September 30, 2000, the Company had available a $0.9 million line of credit internationally with a bank under which the Company had $0.7 million in outstanding borrowings at September 30, 2000. The interest rate on borrowings made against this line of credit during fiscal 2000 was 2.7%. The line of credit is secured by a standby letter of credit issued by the Company's domestic bank.

NOTE 9 -- ROYALTIES PAYABLE

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

                         THE SANTA CRUZ OPERATION, INC.

NOTE 10 -- ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

                                                                SEPTEMBER 30,
                                                              -----------------
                                                               2000      1999
                                                              -------   -------
                                                               (IN THOUSANDS)
Accrued wages, commissions, bonuses.........................  $ 6,519   $12,664
Accrued advertising.........................................    3,147     6,016
Accrued fringe benefits.....................................    1,374     1,898
Capital lease obligations...................................    1,803     2,952
Other accrued expenses......................................    7,382     8,784
                                                              -------   -------
                                                              $20,225   $32,314
                                                              -------   -------

NOTE 11 -- COMMITMENTS AND CONTINGENCIES

     LEASE COMMITMENTS Future minimum lease payments under noncancelable operating leases (with initial or remaining lease terms in excess of one year) and future minimum capital lease payments as of September 30, 2000 were as follows:

                                                              CAPITAL   OPERATING
                                                              LEASES     LEASES
                                                              -------   ---------
                                                                (IN THOUSANDS)
Year Ending September 30,
  2001......................................................  $1,921     $ 6,928
  2002......................................................     499       6,133
  2003......................................................       2       5,035
  2004......................................................      --       4,928
  2005......................................................      --       4,231
  Later years, through 2020.................................      --       8,808
                                                              ------     -------
          Total minimum lease payments......................   2,422     $36,063
                                                                         =======
Less amount representing interest...........................      74
                                                              ------
Present value of net minimum capital lease payments.........   2,348
Less current installments of obligations under capital
  leases....................................................   1,803
                                                              ------
Obligations under capital leases, excluding current
  installments..............................................  $  545
                                                              ======

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


     STRATEGIC BUSINESS AGREEMENT WITH CALDERA SYSTEMS, INC. On February 1, 2000, the Company and Caldera Systems, Inc. ("Caldera") entered into a strategic business agreement. The agreement provides for

                         THE SANTA CRUZ OPERATION, INC.

certain joint marketing activities between the parties, including, but not limited to, participation in tradeshows, cross recruiting and cross matching of partners, cross-referencing each other's websites and product solutions, and discussing certain channel initiatives. In addition, the Company agreed to provide three copies of its Tarantella Express product to Caldera for its internal use and Caldera agreed to provide ten copies of OpenLinux to the Company for internal use. The Company recorded the fair value of the Tarantella Express products provided to Caldera as a development expense since the products received were used for internal development purposes. The Company will record the costs of any joint initiatives as either marketing or development expenses depending on the nature of the activities conducted.


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

NOTE 12 -- SHAREHOLDERS' EQUITY

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

                         THE SANTA CRUZ OPERATION, INC.

     A summary of the status of the Company's stock option plans as of September 30, 2000, 1999 and 1998, and changes during the years then ended is presented below:

                                              2000                 1999                 1998
                                       ------------------   ------------------   ------------------
                                                WEIGHTED-            WEIGHTED-            WEIGHTED-
                                                 AVERAGE              AVERAGE              AVERAGE
                                                EXERCISE             EXERCISE             EXERCISE
OPTION AND DIRECTOR PLANS              SHARES     PRICE     SHARES     PRICE     SHARES     PRICE
-------------------------              ------   ---------   ------   ---------   ------   ---------
                                                  (IN THOUSANDS, EXCEPT PER SHARE DATA)
Outstanding at beginning of year.....  11,491    $ 5.25     10,349     $4.80      8,558     $5.25
Granted..............................   4,164     10.10      3,009      6.50      3,102      3.87
Exercised............................  (2,081)     4.99     (1,131)     4.44        (91)     2.37
Cancelled............................  (1,708)     7.89       (736)     5.25     (1,220)     5.80
                                       ------               ------               ------
Outstanding at end of year...........  11,866      6.60     11,491      5.25     10,349      4.80
                                       ======               ======               ======
Options exercisable at end of year...   4,821    $ 5.24      4,480     $5.08      3,484     $5.17
Weighted-average fair value of
  options granted during the year....            $ 6.18                $3.61                $2.19

     The following table summarizes information about stock options outstanding at September 30, 2000:

                                                 WEIGHTED-AVG     WEIGHTED-AVG                 WEIGHTED-AVG
RANGE OF                                          REMAINING         EXERCISE                     EXERCISE
EXERCISE PRICE                   OUTSTANDING   CONTRACTUAL LIFE      PRICE       EXERCISABLE      PRICE
--------------                   -----------   ----------------   ------------   -----------   ------------
                                                   (IN THOUSANDS, EXCEPT PER SHARE DATA)
$1.50-2.00.....................        32      1.1 years             $ 1.76            32         $ 1.76
2.56-3.75......................     1,452      8.4                     3.16           446           3.21
3.97-5.94......................     6,241      7.3                     4.54         3,146           4.70
6.00-9.00......................     1,847      7.2                     6.77           936           6.66
9.06-13.19.....................       855      8.7                     9.74           247          10.12
14.94-20.75....................     1,424      9.2                    16.90            14          17.26
25.31-32.00....................        15      9.3                    29.80             0             --
                                   ------                                           -----
$1.50-32.00....................    11,866      7.7 years             $ 6.60         4,821         $ 5.24
                                   ======                                           =====

     PRO FORMA FAIR VALUE ACCOUNTING FOR STOCK-BASED COMPENSATION SFAS No. 123, Accounting for Stock-Based Compensation, requires pro forma information regarding net income and earnings per share as if the Company had accounted for its employee stock options and other stock-based compensation under the fair value method. The fair value of the options granted under the Option Plan and the Director Plan was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2000, 1999 and 1998: risk-free interest rate of 6.31% for 2000, 5.27% for 1999, and 5.45% for 1998; dividend yield of 0%; volatility factor of the expected market price of the Company's common stock of 75% for 2000 and 65% for 1999 and 1998; an average turnover rate of 15% and a four year and five year expected life for options granted to employees and executives, respectively.

                         THE SANTA CRUZ OPERATION, INC.

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

                                                               FISCAL YEAR ENDED PER
                                                                   SEPTEMBER 30,
                                                        -----------------------------------
                                                           2000        1999         1998
                                                        ----------   ---------   ----------
                                                        (IN THOUSANDS, EXCEPT SHARE PRICE)
Pro forma net income (loss)...........................   $(67,423)    $10,464     $(20,664)
Pro forma earnings (loss) per share
  Basic...............................................   $  (1.89)    $  0.31     $  (0.58)
  Diluted.............................................   $  (1.89)    $  0.29     $  (0.58)

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

                         THE SANTA CRUZ OPERATION, INC.

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

NOTE 13 -- INCOME TAXES


     Income (loss) before income taxes for fiscal 2000, 1999, and 1998 include domestic pretax profits (losses) of approximately $(51.9) million, $13.6 million and $(8.1) million, respectively, and foreign pretax profits (losses) of approximately $3.2 million, $6.6 million and $(3.0) million, respectively. The components of income taxes are as follows:


                                                                FISCAL YEAR ENDED
                                                                  SEPTEMBER 30,
                                                             ------------------------
                                                              2000     1999     1998
                                                             ------   ------   ------
                                                                  (IN THOUSANDS)
Current:
  Federal..................................................  $ (147)  $  500   $   --
  State....................................................      20       20       20
  Foreign..................................................     521    2,876    3,334
                                                             ------   ------   ------
          Total current....................................     394    3,396    3,354
                                                             ------   ------   ------
Deferred:
  Federal..................................................   6,289       --       --
  State....................................................     139       --       --
  Foreign..................................................   1,396       --      205
                                                             ------   ------   ------
          Total deferred...................................   7,824       --      205
                                                             ------   ------   ------
                                                             $8,218   $3,396   $3,559
                                                             ------   ------   ------

     Income taxes differ from the amount computed by applying the statutory federal income tax rate to income (loss) before income taxes as follows:

                                                         FISCAL YEAR ENDED SEPTEMBER 30,
                                                         -------------------------------
                                                           2000        1999       1998
                                                         ---------   --------   --------
                                                                 (IN THOUSANDS)
Statutory federal income tax (benefit) at 34%..........  $(16,570)   $ 6,887    $(3,776)
State income tax (benefit), net of federal effect......       159        247       (338)
Foreign taxes less related tax benefit, if any.........      (229)       669      3,659
Losses and expenses without tax benefit................    17,034         --      4,014
Current utilization of losses..........................        --     (4,407)        --
Net deferred tax asset charge..........................     7,824         --         --
                                                         --------    -------    -------
                                                         $  8,218    $ 3,396    $ 3,559
                                                         --------    -------    -------


     The tax effect of losses and expenses without tax benefit mainly relates to current year net operating loss and research and development credit carryforwards for which no tax benefit was recorded as the Company considers it more likely than not that the related deferred tax asset would not be recoverable.

                         THE SANTA CRUZ OPERATION, INC.

     The tax effect of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:

                                                                      SEPTEMBER 30,
                                                              ------------------------------
                                                                2000       1999       1998
                                                              --------   --------   --------
                                                                      (IN THOUSANDS)
Deferred tax assets:
  Accruals and reserve accounts.............................  $  7,005   $  7,613   $  9,732
  Property and equipment....................................       931      1,641      1,477
  Net operating loss carryforward...........................    35,580      7,032     18,550
  Research credit...........................................     9,299      7,602      7,105
  Other credits.............................................     2,105     12,346      1,020
                                                              --------   --------   --------
          Total gross deferred tax assets...................    54,920     36,234     37,884
          Less valuation allowance..........................   (52,801)   (26,885)   (26,330)
                                                              --------   --------   --------
          Net deferred tax assets...........................     2,119      9,349     11,554
                                                              --------   --------   --------
Deferred tax liabilities:
  Unrealized investment gain................................     2,119         --         --
  Amortization..............................................        --      1,525      3,730
                                                              --------   --------   --------
          Total deferred tax liabilities....................     2,119      1,525      3,730
                                                              --------   --------   --------
          Net tax assets and liabilities....................  $     --   $  7,824   $  7,824
                                                              --------   --------   --------

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

                         THE SANTA CRUZ OPERATION, INC.

NOTE 14 -- PROPOSED TRANSACTIONS WITH CALDERA SYSTEMS

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

NOTE 15 -- RESTRUCTURING CHARGE


     During fiscal 2000, the Company recorded $10.7 million in restructuring charges, including $7.3 million of severance and benefits, $1.9 million of facilities charges, $0.7 million of technology charges and $0.8 million of fixed asset disposals.



 Second Quarter Restructuring Plan



     During the second quarter of fiscal 2000, the Company announced and completed a restructuring plan, which resulted in a one-time charge of $5.9 million. The Company restructured its business operations into three independent divisions, each with a separate management team and dedicated development, marketing and sales organizations -- the Server Software Division, the Tarantella Division and the Professional Services Division. The charge included a reduction in personnel of 70 employees, write-offs of certain acquired technologies, write-offs of certain fixed assets, and elimination of non-essential facilities. Of the $5.9 million charge, $4.6 million related to cash expenditures and $1.3 million related to non-cash charges. The restructuring charge related to cash expenditures included $3.6 million for severance costs and $1.0 million for facilities costs. Included in the non-cash charges were technology write-offs of $667,000 relating to technology associated with the Unixware 7 product. This technology had previously been capitalized as it had alternative future use. However, in conjunction with the restructuring, certain personnel associated with product development of Unixware 7 were terminated and future development related to this technology was terminated. As a result the technology had no other use and was written off. The disposal of fixed assets was comprised of computer equipment that will no longer be in use due to the reduction in development personnel. The computer equipment was taken out of service and disposed of during the third and fourth quarters of fiscal 2000. The disposals correspond to the time of employee terminations, and the computer equipment was not written off until it was no longer in use. Depreciation, where applicable, continued on these assets until disposal. The computer equipment was scrapped or sold to the terminated employees. Proceeds from the sale of these assets were not significant. Additionally, the disposal of fixed assets includes writeoffs of leasehold improvements relating to the abandonment of certain leased space at the Company's Watford, United Kingdom facility. All fixed asset disposals were related to the Server Software Division. Included in the

                         THE SANTA CRUZ OPERATION, INC.

facilities charge are amounts relating to the abandonment of certain leased space at the Company's Watford, United Kingdom facility. The space is being reconfigured in preparation for subletting. The restructuring provision includes the estimated costs associated with the reconfiguring and the rent associated with the unoccupied space prior to sublet. The facility closure affected the Server Software Division.



     The second quarter restructuring charges affected the Server Software Division and the Professional Services Division. The Professional Services Division had $0.1 million of severance costs accrued for the restructuring. The balance of the second quarter restructuring charge of $5.8 million related to the Server Software Division. The majority of the reduction in force was in product development for the Server Software Division. As of September 30, 2000, a total of 70 positions were eliminated including 66 in the Server Software Division and 4 in the Professional Services Division.



     The Company recorded an adjustment to the fiscal 2000 second quarter restructuring provision of $0.9 million in severance costs in the fourth quarter of fiscal 2000. The severance costs were adjusted to reflect changes to the estimated expenses as actual payments were made.



     The second quarter restructuring charge is summarized as follows:



                      SECOND QUARTER RESTRUCTURING ACCRUAL



                                            REDUCTION                             DISPOSAL OF
                                            IN FORCE    FACILITIES   TECHNOLOGY   FIXED ASSETS    TOTAL
                                            ---------   ----------   ----------   ------------   -------
                                                                   (IN THOUSANDS)
Restructuring charge accrued..............   $ 3,574      $1,052       $ 667         $ 594       $ 5,887
Payments/utilization of the accrual.......    (2,660)        (94)       (667)         (256)       (3,677)
Provision adjustment......................      (914)         --          --            --          (914)
                                             -------      ------       -----         -----       -------
Accrual at September 30, 2000.............        --         958          --           338         1,296
                                             =======      ======       =====         =====       =======



FOURTH QUARTER RESTRUCTURING PLAN



     In the fourth quarter of fiscal 2000, in connection with management's plan to reduce operating expenses, the Company announced a further restructuring plan, which resulted in a one-time charge of $5.7 million. The restructuring included the elimination of various regional offices in the United States, United Kingdom, Latin America and Asia Pacific. The charge included a reduction in personnel of 157 employees, write-offs of certain fixed assets and the elimination of nonessential facilities. The restructuring charges affect the Server Software Division of the Company as well as corporate general and administrative areas. Of the $5.7 million charge, $5.5 million related to cash expenditures and $0.2 related to non-cash charges. The restructuring charge related to cash expenditures included $4.7 million for severance costs and $0.8 million for facilities costs.



     The severance charges include elimination of 65 positions in the U.S., 63 positions in the United Kingdom, 16 positions in Europe, 9 positions in Latin America and 4 positions in the Asia Pacific region.



     The United States regional facilities and the Watford, United Kingdom leases have been or will be vacated and restored, and subsequently sub-let or terminated by the second quarter of 2001. The remaining international offices are expected to be vacated immediately. The majority of the facility closures relate to the Server Division. A minor portion of the facility closures relate to the Corporate Division and is comprised primarily of the finance and general and administrative functions of the Company's United Kingdom subsidiary. The Company anticipates that all of the payments, with the exception of the facility lease payment, will be made by the end of fiscal 2001.



     The non-cash charges were made up of fixed asset disposal costs at both U.S. and the Company's Watford, U.K. location. The fixed assets being disposed are made up of computer equipment that will no

                         THE SANTA CRUZ OPERATION, INC.

longer be in use due to the reduction in personnel. The computer equipment will be taken out of service and disposed. Depreciation, where applicable, will continue on these assets until disposal. These assets will be scrapped or sold to the terminated employees. Any gain realized on the sale of these assets will be recorded as other income in the statement of operations. The disposal of fixed assets affects both the Server Software and Corporate Divisions. As of September 30, 2000 a total of 70 positions have been eliminated: 48 positions in the Server Software Division, 21 in the Corporate Division, and 1 in the Tarantella Division. The Corporate Division is allocated to the three primary Company divisions for segment reporting purposes.



     The fourth quarter restructuring charge is summarized as follows:



                      FOURTH QUARTER RESTRUCTURING ACCRUAL



                                                      REDUCTION                DISPOSAL OF
                                                      IN FORCE    FACILITIES   FIXED ASSETS    TOTAL
                                                      ---------   ----------   ------------   -------
                                                                      (IN THOUSANDS)
Restructuring charge accrued........................   $ 4,658       $804          $248       $ 5,710
Payments/utilization of the accrual.................    (1,042)        --            --        (1,042)
                                                       -------       ----          ----       -------
Accrual at September 30, 2000.......................     3,616        804           248         4,668
                                                       =======       ====          ====       =======


NOTE 16 -- INVESTMENTS


     In November 1996, the Company purchased $2.0 million of convertible debentures of a domestic distribution channel partner. In February 1999, the Company elected to convert, in its entirety, the debenture into shares of preferred stock. In the event the partner has not consummated an underwritten public offering or other liquidity event by March 2001 which returns to the Company its entire $2.0 million investment, the Company shall be entitled to redeem the preferred shares for $2.0 million plus 6% per annum per year on such amount commencing March 1999. Redemptions may be paid immediately or may be paid in up to six equal quarterly installments of principal plus interest, at an interest rate equal to the prime rate, adjusted quarterly. The Company's ownership of preferred stock in the distribution partner represents approximately 17% of the distribution company's equity, and the Company has the right to have one Board member who has observation rights only. The Company accounts for the investment using the cost method as it is not deemed to exert significant influence. The distribution partner has incurred substantial losses in the past two financial years and as a result, the Company recorded charges of $0.7 million and $1.0 million, respectively, representing other than temporary declines in the value of its investment in the distribution partner. The declines were calculated as the difference between the carrying value of the Company's investment and its share, on an as converted basis, of the distribution partner's equity.


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

                         THE SANTA CRUZ OPERATION, INC.

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

     Unrealized gains and losses on available for sale investments as of September 30, 2000 are as follows (in thousands):

                                                                              GROSS UNREALIZED
                                                 FAIR MARKET VALUE    COST      GAIN (LOSS)
                                                 -----------------   ------   ----------------
                                                                (IN THOUSANDS)
Rainmaker......................................       $6,948         $1,251        $5,697
Corporate entity investments...................          171            251           (80)
                                                      ------         ------        ------
                                                      $7,119         $1,502        $5,617
                                                      ------         ------        ------

     Rainmaker's common stock is traded on the Nasdaq National Market under the symbol "RMKR." The Company does not have a position on the Board of Directors.

NOTE 17 -- INDUSTRY AND GEOGRAPHIC SEGMENT INFORMATION

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

     Beginning in fiscal 2000, the Company reviewed performance on the basis of its three divisions -- the Server Software Division, the Tarantella Division, and the Professional Services Division. Prior to fiscal 2000, the Company reviewed performance on the basis of geographical segments. The Company uses analysis of segment revenues and gross margin in order to make preliminary decisions of resource allocation. No information on total assets by segment is reviewed. The accounting policies used by each segment comply with the policies used in the consolidated financial statements.

     Each segment markets the Company's software products to companies in a number of industries including telecommunications, manufacturing and government bodies. These products are either sold directly by each segment's sales force or are sold to end users through distributors or OEMs.

                         THE SANTA CRUZ OPERATION, INC.

     The following table presents information about reportable segments as well as information on long-lived assets by geography. Revenue is allocated to segments based on the location from which the sale is satisfied and long-lived asset information is based on the physical location of the asset.


                                                               FISCAL YEAR ENDED SEPTEMBER 30,
                                                              ---------------------------------
                                                                2000        1999        1998
                                                              ---------   ---------   ---------
                                                                       (IN THOUSANDS)
Net revenues:
  Server software division..................................  $135,433    $210,954    $157,223
  Tarantella division.......................................    12,834      10,617       9,180
  Professional services division............................     4,199       3,129       5,497
  Corporate adjustments.....................................    (3,543)     (1,076)         --
                                                              --------    --------    --------
          Total net revenues................................  $148,923    $223,624    $171,900
                                                              ========    ========    ========
Gross margin:
  Server software division..................................  $100,120    $168,091    $117,615
  Tarantella division.......................................     9,893       8,288       6,565
  Professional services division............................    (1,899)     (2,533)        624
  Corporate adjustments.....................................      (987)         --          --
                                                              --------    --------    --------
          Total gross margin................................  $107,127    $173,846    $124,804
                                                              ========    ========    ========
Restructuring charge:
  Server software division..................................  $  9,763
  Tarantella division.......................................       801
  Professional services division............................       119
                                                              --------
          Total restructuring charge........................  $ 10,683
                                                              ========
Operating income (loss):
  Server software division..................................  $(28,196)   $ 26,987    $ (8,512)
  Tarantella division.......................................   (18,656)     (6,889)     (4,577)
  Professional services division............................    (4,381)     (3,725)       (504)
                                                              --------    --------    --------
          Total operating income (loss).....................  $(51,233)   $ 16,373    $(13,593)
                                                              ========    ========    ========


                                                               FISCAL YEAR ENDED SEPTEMBER 30,
                                                              ---------------------------------
                                                                2000        1999        1998
                                                              ---------   ---------   ---------
                                                                       (IN THOUSANDS)
Net revenues:
  United States.............................................  $ 65,194    $ 96,809    $ 83,037
  Canada and Latin America..................................     7,770      12,606       9,801
  EMEIA(2)..................................................    62,834      95,270      63,379
  Asia Pacific..............................................     9,697      18,161      14,471
  Corporate Adjustments.....................................     3,428         778       1,212
                                                              --------    --------    --------
          Total net revenues................................  $148,923    $223,624    $171,900
                                                              ========    ========    ========

                         THE SANTA CRUZ OPERATION, INC.

                                                               FISCAL YEAR ENDED SEPTEMBER 30,
                                                              ---------------------------------
                                                                2000        1999        1998
                                                              ---------   ---------   ---------
                                                                       (IN THOUSANDS)
Gross margin:(1)
  United States.............................................  $ 42,737    $ 72,401
  Canada and Latin America..................................     5,805       9,276
  EMEIA(2)..................................................    50,049      76,943
  Asia Pacific..............................................     7,295      14,615
  Corporate Adjustments.....................................     1,241         611
                                                              --------    --------
          Total gross margin................................  $107,127    $173,846
                                                              ========    ========
Restructuring charge:
  United States.............................................  $  3,908
  Canada and Latin America..................................       211
  EMEIA(2)..................................................     6,417
  Asia Pacific..............................................       147
                                                              --------
          Total restructuring charge........................  $ 10,683
                                                              ========
Long-lived assets:
  United States.............................................  $ 16,367    $ 31,058    $ 34,779
  Canada and Latin America..................................     3,234         122          15
  EMEIA(2)..................................................       168       5,234       4,897
  Asia Pacific..............................................       241         155         200
  Other international operations............................        --          50          50
                                                              --------    --------    --------
          Total long-lived assets...........................  $ 20,010    $ 36,619    $ 39,941
                                                              ========    ========    ========


---------------

(1) Gross margin by geography was not tracked by the Company prior to fiscal year 1999.

(2) Europe, Middle East, India and Africa

NOTE 18 -- EMPLOYEE BENEFIT PLAN

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

NOTE 19 -- SUBSEQUENT EVENTS (UNAUDITED)

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


     In January 2001, EBIZ acquired all the outstanding shares in one of the Company's domestic distribution channel partners referred to in Note 16. In exchange for its shares in the distribution partner, the Company

                         THE SANTA CRUZ OPERATION, INC.

received a 6.6% direct ownership in EBIZ, resulting in a total direct ownership of 13.7%. Should the proposed transaction with Caldera Systems discussed in Note 14 be completed, the Company will indirectly own an additional 3.5% in EBIZ through its investment in Caldera.



     The Company will account for its direct investment in EBIZ as an available-for-sale-security at its' fair value based on quoted market prices, with unrealized gains or losses included in other comprehensive income.



     In connection with the Reorganization discussed in Note 14, SCO entered into a Loan Agreement and a Secured Convertible Promissory Note effective January 8, 2001, with The Canopy Group ("Lender") under which SCO can borrow up to $18.0 million. Drawings on this line of credit are repayable on December 31, 2001 and bear interest at a rate per annum of 10%. Drawings on the line of credit are immediately convertible into common stock at the option of the lender at the closing price of SCO common stock on the date of issuance. The unconverted principal is repayable in cash. Drawings on the line of credit are collateralized by SCO's tangible and intangible assets.



     The number of shares that can be converted under the Secured Convertible Promissory Note is limited so that the aggregate of shares converted under the Promissory Note and under the warrants described below must not exceed 14% of the total outstanding shares of SCO's outstanding common stock as of January 8, 2001.



     In connection with the loan agreement, SCO issued warrants to purchase 1,440,000 shares of common stock at an exercise price of $1.5625, which equals the closing price on the date of issuance on January 8, 2001.



     SCO is obligated to issue additional warrants to purchase shares in SCO common stock at an exercise price of $1.5625 to the extent advances on the line of credit exceed $9.0 million. The number of shares that may be purchased under these additional warrants equals the product of the amounts advanced in excess of $9.0 million multiplied by 0.25 and divided by the exercise price. The exercise price amounts to $1.5625; the term of the warrants is 2 years. SCO has not made any drawings on this line of credit.

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


     As discussed in Note 1, the Company has an accumulated deficit through September 30, 2000 and has incurred operating losses and generated negative cash flow from operations during the year then ended. The Company's current financing under an $18 million line of credit agreement is repayable in December 2001, at which time the Company expects to generate positive cash flows from operations or to obtain alternative sources of financing to meet its working capital needs. There can be no assurance that the Company will generate positive cash flows or arrange alternative financing sufficient to repay amounts borrowed under the credit agreement as they become due.


                                            /s/ PRICEWATERHOUSECOOPERS LLP
                                          --------------------------------------
                                                PricewaterhouseCoopers LLP

San Jose, California

October 23, 2000, except for the last


  paragraph of Note 1, which is as of January 8, 2001

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

  Directors and Executive Officers

     The names of the Company's directors and executive officers and certain information about them are set forth below:

                                                                                       DIRECTOR
NAME                                    AGE         POSITION WITH THE COMPANY           SINCE
----                                    ---         -------------------------          --------
Alok Mohan(1).........................  52    Chairman                                   1994
Douglas L. Michels....................  46    President, Chief Executive Officer and     1979
                                                Director
Robert M. McClure(2)..................  65    Director                                   1993
Gilbert P. Williamson(1)..............  63    Director                                   1993
R. Duff Thompson(2)...................  50    Director                                   1995
Ronald Lachman(1).....................  44    Director                                   1996
Ninian Eadie(2).......................  63    Director                                   1996

---------------

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

     Mr. Michels was named President and Chief Executive Officer in April 1998. Mr. Michels was the principal architect of the Company's technology strategy and served as the head of product development between June 1997 and April 1998 and as Chief Technical Officer between February 1993 and June 1997. Mr. Michels has served as a director of the Company since 1979 and served as the Company's Executive Vice President between 1979, when he co-founded the Company, and April 1998. Mr. Michels is one of the founders of Uniforum, a UNIX(R) system user consortium, and served as its President from 1989 to 1990. Mr. Michels serves on the Board of Directors of FastNet and Arete, Inc.

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

ITEM 11: EXECUTIVE COMPENSATION AND OTHER MATTERS

  Executive Compensation

                           SUMMARY COMPENSATION TABLE

     The following table sets forth the compensation paid by the Company during the three fiscal years to (i) the Company's Chief Executive Officer, and (ii) each of the four other most highly compensated executive officers of the Company, whose salary plus bonus exceeded $100,000 in fiscal year 2000:

                                                                                        LONG-TERM
                                                                                       COMPENSATION
                                                                                       ------------
                                                    ANNUAL COMPENSATION                   AWARDS
                                        --------------------------------------------    SECURITIES     ALL OTHER
NAME AND                                                              OTHER ANNUAL      UNDERLYING    COMPENSATION
PRINCIPAL POSITION               YEAR   SALARY($)(1)   BONUS($)(2)   COMPENSATION($)    OPTIONS(#)       ($)(3)
------------------               ----   ------------   -----------   ---------------   ------------   ------------
Douglas L. Michels.............  2000     $342,828      $166,599         $6,662(4)       175,000         $3,000
  President, Chief               1999      278,343       168,379            560(5)       175,000          3,000
  Executive Officer              1998      279,300        68,242          1,901(6)       413,027          4,585
John Moyer.....................  2000      200,230        61,774          2,926(7)            --          3,000
  Senior Vice President,         1999      214,365        88,900            260(5)        50,000          3,000
  Human Resources                1998      199,288        32,384             --           35,000             --
Michael Orr(8).................  2000      235,395        79,036             --          175,000          4,822
  Senior Vice President and      1999      102,067       100,000             --          175,000           1178
  President, Tarantella, Inc.
Steven M Sabbath...............  2000      213,856        72,195             --           50,000          3,000
  Senior Vice President,         1999      231,800       113,077          4,153(9)        50,000          3,000
  Law and Corporate              1998      203,277        48,064             --           35,000          7,153
  Affairs and Secretary
James Wilt.....................  2000      224,903        65,011             --               --             --
  Senior Vice President          1999      229,335       102,497             --           75,000             --
  and President,                 1998      213,311        44,910            288(10)      245,000             --
  Professional Services
    Division

---------------

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

                       OPTION GRANTS IN FISCAL YEAR 2000

     The following table sets forth each grant of stock options during the fiscal year ended September 30, 2000 to the Named Executive Officers:

                                              INDIVIDUAL GRANTS
                             ----------------------------------------------------
                                              PERCENT OF                             POTENTIAL REALIZABLE
                                             TOTAL OPTION                           VALUE AT ASSUMED ANNUAL
                                                SHARES                               RATES OF STOCK PRICE
                                              GRANTED TO    EXERCISE                APPRECIATION FOR OPTION
                               NUMBER OF      EMPLOYEES     PRICE ($                        TERM(3)
                             OPTION SHARES    IN FISCAL       PER      EXPIRATION   -----------------------
NAME                          GRANTED(1)       YEAR(2)       SHARE)       DATE        5%($)        10%($)
----                         -------------   ------------   --------   ----------   ----------   ----------
Douglas L. Michels..........     29,090           .71%      $3.4375    07/31/2005    $ 16,025     $ 46,409
                                145,910          3.55         3.125    07/31/2010     286,756      726,697
John Moyer..................         --            --%           --            --          --           --
Michael Orr.................     32,000           .78         3.125    07/31/2010      62,889      159,374
Steven M. Sabbath...........     13,626           .33         3.125    07/31/2010      26,779       67,864
                                 36,374           .89         3.125    07/31/2010      71,486      181,159
James Wilt..................         --            --            --            --          --           --

---------------

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

                                                   NUMBER OF UNEXERCISED       VALUE OF UNEXERCISED IN-THE-
                           SHARES                    OPTION SHARES ON             MONEY OPTION SHARES ON
                          ACQUIRED                  SEPTEMBER 30, 2000           SEPTEMBER 30, 2000($)(2)
                             ON       VALUE     ---------------------------   ------------------------------
NAME                      EXERCISE   REALIZED   EXERCISABLE   UNEXERCISABLE    EXERCISABLE     UNEXERCISABLE
----                      --------   --------   -----------   -------------   --------------   -------------
Douglas L. Michels......        0    $      0     398,525        528,502         $18,750          $18,750
John Moyer..............   69,992     512,362      56,143         98,865           3,281            6,563
Michael Orr.............        0           0      43,750        306,250               0                0
Steven M. Sabbath.......   26,624     424,673     118,126        140,750           6,562            6,563
James Wilt..............        0           0     236,545        178,555          20,456           13,125

---------------

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

                COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURNS
                             PERFORMANCE GRAPH FOR
                         THE SANTA CRUZ OPERATION, INC.
              PRODUCED ON 11/22/2000 INCLUDING DATA TO 09/29/2000

                              [PERFORMANCE GRAPH]

---------------------------------------------------------------------------------------------------------------------
                                                                                             Nasdaq Computer and Data
                                                   The Santa Cruz     Nasdaq Stock Market     Processing Stocks SIC
                                                   Operation, Inc.      (US Companies)        7370-7379 US & Foreign
---------------------------------------------------------------------------------------------------------------------
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

                                                              COMMON STOCK   APPROXIMATE
FIVE PERCENT SHAREHOLDERS, DIRECTORS                          BENEFICIALLY   PERCENTAGE
AND CERTAIN EXECUTIVE OFFICERS                                   OWNED        OWNED(1)
------------------------------------                          ------------   -----------
Douglas L. Michels(2).......................................   4,439,050        11.13
  c/o The Santa Cruz Operation, Inc.
  425 Encinal Street
  Santa Cruz, California 95061-1900
Ninian Eadie(3).............................................      97,000            *
Ronald Lachman(4)...........................................     151,000            *
Robert M. McClure(5)........................................     135,832            *
Alok Mohan(6)...............................................     631,083         1.58
Jack Moyer(7)...............................................      87,469            *
Michael Orr(8)..............................................      65,624            *
Steven M. Sabbath(9)........................................     155,725            *
R. Duff Thompson(10)........................................      24,000            *
Gilbert P. Williamson(11)...................................     130,500            *
James Wilt(12)..............................................     471,641         1.19
All directors and executive officers as a group (14
  persons)(13)..............................................   6,946,791        16.54%

---------------

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

  2. Exhibit Listing

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
          2.0            -- Asset Purchase Agreement By and Between The Santa Cruz
                            Operation, Inc. and Novell, Inc.(4)
          3.1            -- Restated Articles of Incorporation of Registrant.(2)
          3.2            -- Bylaws of Registrant, as amended.(5)
          4.1            -- Specimen Common Stock Certificate of Registrant.(1)
         10.11           -- Software License Agreement with Locus Computing
                            Corporation effective January 11, 1989.(1)
         10.12           -- Lease with Encinal Partnership No. 1 commencing May 1,
                            1991 (100 Pioneer Street).(1)
         10.13           -- Lease with Encinal Partnership No. 1 commencing January
                            1, 1989 (425 Encinal Street).(1)
         10.14           -- Lease with Wave Crest Development, Inc. commencing August
                            1, 1987 (440 Encinal Street).(1)
         10.15           -- Lease with Wave Crest Development, Inc. commencing June
                            1, 1988 (400 Encinal Street).(1)
         10.16           -- Lease with Wave Crest Development, Inc. commencing July
                            1, 1988 (399 Encinal Street).(1)
         10.17           -- Form of Indemnification Agreement.(1)
         10.18           -- Master Registration Rights Agreement as amended.(1)
         10.19           -- 1993 Stock Purchase Plan and form of Stock Purchase
                            Agreement.(3)(8)

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
         10.20           -- 1994 Incentive Stock Option Plan and form of Incentive
                            Stock Option Agreement.(3)(8)
         10.21           -- 401(k) Plan, as amended.(1)(8)
         10.23           -- Revised 1993 Employee Stock Purchase Plan.(5)(8)
         10.24           -- 1993 Director Stock Option Plan.(1)(8)
         10.34           -- Shareholders' Rights Agreement.(6)
         10.35           -- Change-in-control agreement between the Company and
                            certain key management.(8)
         10.36           -- Employment Agreement with Alok Mohan.(7)
         21.1            -- Subsidiaries of Registrant.
         23.1            -- Consent of Independent Accountants.
         27.1            -- Financial Data Schedule.

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

                                               THE SANTA CRUZ OPERATION, INC.


           By: /s/ RANDALL BRESEE                        By: /s/ STEVEN M. SABBATH
---------------------------------------------  ---------------------------------------------
               Randall Bresee                                Steven M. Sabbath
           Senior Vice President,                         Senior Vice President,
           Chief Financial Officer                 Law and Corporate Affairs & Secretary

            Date: March 23, 2001                           Date: March 23, 2001


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

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


NAME                                                                TITLE                    DATE
----                                                                -----                    ----

               /s/ DOUGLAS L. MICHELS                    President, Chief Executive     March 23, 2001
-----------------------------------------------------      Officer and Director
                 Douglas L. Michels

                   /s/ ALOK MOHAN                        Chairman of the Board of       March 23, 2001
-----------------------------------------------------      Directors
                     Alok Mohan

              /s/ GILBERT P. WILLIAMSON                  Director                       March 23, 2001
-----------------------------------------------------
                Gilbert P. Williamson

                 /s/ RONALD LACHMAN                      Director                       March 23, 2001
-----------------------------------------------------
                   Ronald Lachman

                /s/ ROBERT M. MCCLURE                    Director                       March 23, 2001
-----------------------------------------------------
                  Robert M. McClure

                /s/ R. DUFF THOMPSON                     Director                       March 23, 2001
-----------------------------------------------------
                  R. Duff Thompson

                  /s/ NINIAN EADIE                       Director                       March 23, 2001
-----------------------------------------------------
                    Ninian Eadie

                         THE SANTA CRUZ OPERATION, INC.

                             SCHEDULE II/RULE 5-04
                       VALUATION AND QUALIFYING ACCOUNTS
                 YEARS ENDED SEPTEMBER 30, 2000, 1999 AND 1998
                                 (IN THOUSANDS)

                                                    BALANCE AT   CHARGED TO                  BALANCE
                                                    BEGINNING    REVENUES OR                AT END OF
DESCRIPTION                                          OF YEAR      EXPENSES     DEDUCTIONS     YEAR
-----------                                         ----------   -----------   ----------   ---------
Year Ended September 30, 2000
  Allowance for returns...........................   $ 7,108       $  (269)     $ 4,509      $ 2,330
  Allowance for doubtful accounts.................     1,114           (19)         233          862
                                                     -------       -------      -------      -------
          Total allowance.........................   $ 8,222       $  (288)     $ 4,742      $ 3,192
                                                     =======       =======      =======      =======
Year Ended September 30, 1999
  Allowance for returns...........................   $10,637       $ 9,505      $13,034      $ 7,108
  Allowance for doubtful accounts.................     1,545           209          640        1,114
                                                     -------       -------      -------      -------
          Total allowance.........................   $12,182       $ 9,714      $13,674      $ 8,222
                                                     =======       =======      =======      =======
Year Ended September 30, 1998
  Allowance for returns...........................   $ 9,136       $18,200      $16,699      $10,637
  Allowance for doubtful accounts.................     1,743          (132)          66        1,545
                                                     -------       -------      -------      -------
          Total allowance.........................   $10,879       $18,068      $16,765      $12,182
                                                     =======       =======      =======      =======

                               INDEX TO EXHIBITS

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
          2.0            -- Asset Purchase Agreement By and Between The Santa Cruz
                            Operation, Inc. and Novell, Inc.(4)
          3.1            -- Restated Articles of Incorporation of Registrant.(2)
          3.2            -- Bylaws of Registrant, as amended.(5)
          4.1            -- Specimen Common Stock Certificate of Registrant.(1)
         10.11           -- Software License Agreement with Locus Computing
                            Corporation effective January 11, 1989.(1)
         10.12           -- Lease with Encinal Partnership No. 1 commencing May 1,
                            1991 (100 Pioneer Street).(1)
         10.13           -- Lease with Encinal Partnership No. 1 commencing January
                            1, 1989 (425 Encinal Street).(1)
         10.14           -- Lease with Wave Crest Development, Inc. commencing August
                            1, 1987 (440 Encinal Street).(1)
         10.15           -- Lease with Wave Crest Development, Inc. commencing June
                            1, 1988 (400 Encinal Street).(1)
         10.16           -- Lease with Wave Crest Development, Inc. commencing July
                            1, 1988 (399 Encinal Street).(1)
         10.17           -- Form of Indemnification Agreement.(1)
         10.18           -- Master Registration Rights Agreement as amended.(1)
         10.19           -- 1993 Stock Purchase Plan and form of Stock Purchase
                            Agreement.(3)(8)
         10.20           -- 1994 Incentive Stock Option Plan and form of Incentive
                            Stock Option Agreement.(3)(8)
         10.21           -- 401(k) Plan, as amended.(1)(8)
         10.23           -- Revised 1993 Employee Stock Purchase Plan.(5)(8)
         10.24           -- 1993 Director Stock Option Plan.(1)(8)
         10.34           -- Shareholders' Rights Agreement.(6)
         10.35           -- Change-in-control agreement between the Company and
                            certain key management.(8)
         10.36           -- Employment Agreement with Alok Mohan.(7)
         21.1            -- Subsidiaries of Registrant.
         23.1            -- Consent of Independent Accountants.
         27.1            -- Financial Data Schedule.

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