Form 10-Q/A
period 2000-12-31
SANTA CRUZ OPERATION INC
filed 2001-03-23
CIK 851560

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ---------------------

                                  FORM 10-Q/A
                               (AMENDMENT NO. 1)

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

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         THE SANTA CRUZ OPERATION, INC.

                                   FORM 10-Q
                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2000

                               TABLE OF CONTENTS

                                                                            PAGE
                                                                           NUMBER
                                                                           ------
Part I. Financial Information
  Item 1.   Financial Statements
            (a) Consolidated Statements of Operations for the Three
            Months Ended December 31, 2000 and 1999.....................      1
            (b) Consolidated Balance Sheets as of December 31, 2000 and
            September 30, 2000..........................................      2
            (c) Consolidated Statements of Cash Flows for the Three
            Months Ended December 31, 2000 and 1999.....................      3
            (d) Notes to Consolidated Financial Statements..............      4

  Item 2.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations...................................     12

  Item 3.   Quantitative and Qualitative Disclosures About Market
            Risk........................................................     19

Part II. Other Information
  Item 6.   Exhibits....................................................     20
            Signatures..................................................     21

                                    PART I.

                             FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

                         THE SANTA CRUZ OPERATION, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT AMOUNTS PER SHARE)

                                                              THREE MONTHS ENDED
                                                                 DECEMBER 31,
                                                              ------------------
                                                                2000      1999
                                                              --------   -------
                                                                 (UNAUDITED)
NET REVENUES
  License, third parties....................................  $ 20,967   $45,835
  License, related parties..................................     1,894     3,603
  Services, third parties...................................     3,011     3,177
  Services, related parties.................................       583     1,038
                                                              --------   -------
          Total net revenues................................    26,455    53,653
                                                              --------   -------
COST OF REVENUES
  License, third parties....................................     3,191     6,204
  License, related parties..................................       288       488
  Services, third parties...................................     3,018     3,874
  Services, related parties.................................       584     1,266
                                                              --------   -------
          Total cost of revenues............................     7,081    11,832
                                                              --------   -------
          GROSS MARGIN......................................    19,374    41,821
                                                              --------   -------
OPERATING EXPENSES:
  Research and development..................................     6,432    10,578
  Sales and marketing.......................................    16,331    25,299
  General and administrative................................     4,267     3,836
                                                              --------   -------
          Total operating expenses..........................    27,030    39,713
                                                              --------   -------
          OPERATING INCOME (LOSS)...........................    (7,656)    2,108
OTHER INCOME:
  Interest income, net......................................       194       600
  Other income, net.........................................       181       837
                                                              --------   -------
     Income (loss) before income taxes......................    (7,281)    3,545
  Income taxes..............................................       616       670
                                                              --------   -------
          NET INCOME (LOSS).................................    (7,897)    2,875
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX
  Unrealized gain (loss) on available-for-sale equity
     securities.............................................    (3,158)   55,863
  Foreign currency translation adjustment...................       (53)        1
                                                              --------   -------
          COMPREHENSIVE INCOME (LOSS).......................  $(11,108)  $58,739
                                                              --------   -------
EARNINGS (LOSS) PER SHARE:
  Basic.....................................................  $  (0.20)  $  0.08
  Diluted...................................................  $  (0.20)  $  0.07
                                                              --------   -------
SHARES USED IN EARNINGS (LOSS) PER SHARE CALCULATION:
  Basic.....................................................    39,443    34,713
  Diluted...................................................    39,443    41,258
                                                              --------   -------

          See accompanying notes to consolidated financial statements.

                         THE SANTA CRUZ OPERATION, INC.

                          CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                              DECEMBER 31,   SEPTEMBER 30,
                                                                  2000           2000
                                                              ------------   -------------
                                                              (UNAUDITED)
                                          ASSETS

Current assets:
  Cash and cash equivalents.................................   $  10,009       $ 20,879
  Short-term investments....................................       3,100          5,567
  Receivables, third parties, net...........................      19,672         22,917
  Receivables, related parties..............................       2,483          1,352
  Available-for-sale equity securities......................       5,313          7,119
  Other current assets......................................       6,001          4,358
                                                               ---------       --------
          Total current assets..............................      46,578         62,192
                                                               ---------       --------
  Property and equipment, net...............................       7,906          9,012
  Purchased software and technology licenses, net...........       5,030          5,830
  Other assets..............................................       3,692          5,168
                                                               ---------       --------
          TOTAL ASSETS......................................   $  63,206       $ 82,202
                                                               ---------       --------

                           LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Trade accounts payable....................................   $   4,205       $  5,521
  Royalties payable.........................................       2,362          4,530
  Income taxes payable......................................       2,178          1,964
  Accrued restructuring charges.............................       2,903          5,964
  Accrued expenses and other current liabilities............      19,795         20,225
  Deferred revenues.........................................       6,174          7,334
                                                               ---------       --------
          Total current liabilities.........................      37,617         45,538
                                                               ---------       --------
  Long-term lease obligations...............................         346            545
  Long-term deferred revenues...............................       1,626          1,397
  Other long-term liabilities...............................       3,516          3,520
                                                               ---------       --------
          Total long-term liabilities.......................       5,488          5,462
                                                               ---------       --------
SHAREHOLDERS' EQUITY
  Common stock, no par value, authorized 100,000 shares;
     Issued and outstanding 39,445 and 39,436 shares........     118,947        118,940
  Accumulated other comprehensive income....................       2,275          5,486
  Accumulated deficit.......................................    (101,121)       (93,224)
                                                               ---------       --------
          Total shareholders' equity........................      20,101         31,202
                                                               ---------       --------
          TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY........   $  63,206       $ 82,202
                                                               ---------       --------

          See accompanying notes to consolidated financial statements.

                         THE SANTA CRUZ OPERATION, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                              THREE MONTHS ENDED
                                                                 DECEMBER 31,
                                                              ------------------
                                                                2000      1999
                                                              --------   -------
                                                                 (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)...........................................  $ (7,897)  $ 2,875
Adjustments to reconcile net income (loss) to net cash
  provided by (used for) operating activities --
  Depreciation and amortization.............................     2,432     2,874
  Exchange gain.............................................       (41)      (80)
  Changes in operating assets and liabilities --
     Receivables............................................     2,112     6,868
     Other current assets...................................    (1,695)    1,002
     Other assets...........................................        75       543
     Trade accounts payable.................................    (1,317)   (1,618)
     Royalties payable......................................    (2,163)      723
     Income taxes payable...................................       239       785
     Accrued restructuring charges..........................    (3,061)       --
     Accrued expenses and other current liabilities.........        12    (3,035)
     Deferred revenues......................................      (900)   (2,457)
     Other long-term liabilities............................        (4)     (908)
                                                              --------   -------
          Net cash provided by (used for) operating
           activities.......................................   (12,208)    7,572
                                                              --------   -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment.......................      (191)   (1,258)
  Purchases of software and technology licenses.............      (198)     (108)
  Sales of short-term investments...........................     2,500     6,500
  Purchases of short-term investments.......................       (33)   (6,886)
  Increase in other assets..................................      (145)   (1,505)
                                                              --------   -------
          Net cash provided by (used for) investing
           activities.......................................     1,933    (3,257)
                                                              --------   -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on capital leases................................      (585)     (835)
  Net proceeds from sale of common stock....................         7     6,883
  Repurchases of common stock...............................        --    (6,278)
                                                              --------   -------
          Net cash used for financing activities............      (578)     (230)
                                                              --------   -------
Effects of exchange rate changes on cash and cash
  equivalents...............................................       (17)       99
                                                              --------   -------
Change in cash and cash equivalents.........................   (10,870)    4,184
Cash and cash equivalents at beginning of period............    20,879    33,683
                                                              --------   -------
Cash and cash equivalents at end of period..................  $ 10,009   $37,867
                                                              --------   -------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid --
     Income taxes...........................................  $    383   $  (121)
     Interest...............................................        55        86
  Non-cash financing and investing activities --
     Unrealized gain (loss) on available-for-sale equity
      securities............................................  $ (3,158)  $76,854
                                                              --------   -------

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

  Second Quarter Restructuring Plan

     During the second quarter of fiscal 2000, the Company announced and completed a restructuring plan, which resulted in a one-time charge of $5.9 million. The Company restructured its business operations into three independent divisions, each with a separate management team and dedicated development, marketing and sales organizations -- the Server Software Division, the Tarantella Division and the Professional Services Division. The charge included a reduction in personnel of 70 employees, write-off of certain acquired technologies, write-off of certain fixed assets, and elimination of non-essential facilities. Of the $5.9 million charge, $4.6 million related to cash expenditures and $1.3 million related to non-cash charges. The restructuring charge related to cash expenditures included $3.6 million for severance costs and $1.0 million for facilities costs. Included in the non-cash charges were technology write-offs of $0.7 million relating to technology associated with the Unixware 7 product. This technology had previously been capitalized as it had alternative future use. However, in conjunction with the restructuring, certain personnel associated with product development of Unixware 7 were terminated and future development related to this technology was terminated. As a result, the technology had no other use and was written off. The disposal of fixed assets was comprised of computer equipment that will no longer be used due to the reduction in development personnel. The computer equipment was taken out of service and disposed of during the third and fourth quarters of fiscal 2000 and the first quarter of fiscal 2001. The timing of the fixed asset disposals directly corresponds to the time of the employee terminations. The write-offs of the computer equipment occurred at the time that the equipment was no longer in use and taken out of service. Depreciation, where applicable, continued on these assets until disposal. The computer equipment was scrapped or sold to the terminated employees. The proceeds from the sale of these assets were not significant. Additionally, the disposal of fixed assets includes writeoffs of leasehold improvements relating to the abandonment of certain leased space at the Company's Watford United Kingdom facility. All fixed asset disposals were related to the Server Software division. Included in the facilities charge are amounts relating to the abandonment of certain leased space at the Company's Watford, United Kingdom facility. The space is being reconfigured in preparation for subletting. The restructuring provision includes the estimated costs associated with the reconfiguring and the rent associated with the unoccupied space prior to sublet. The facility closure affected the Server Software Division.

     The second quarter restructuring charges affected the Server Software Division and the Professional Services Division. The Professional Services Division had $0.1 million of severance costs accrued for the

                         THE SANTA CRUZ OPERATION, INC.

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

     The fiscal 2000 second quarter restructuring charge is summarized as follows:

                      SECOND QUARTER RESTRUCTURING ACCRUAL

                                    REDUCTION                             DISPOSAL OF
                                    IN FORCE    FACILITIES   TECHNOLOGY   FIXED ASSETS    TOTAL
                                    ---------   ----------   ----------   ------------   -------
                                                           (IN THOUSANDS)
Restructuring charge accrued......   $ 3,574      $1,052       $ 667          $594       $ 5,887
Payments/utilization of the
  accrual.........................    (2,660)        (94)       (667)         (256)       (3,677)
Provision adjustment..............      (914)         --          --            --          (914)
                                     -------      ------       -----          ----       -------
Accrual at September 30, 2000.....        --         958          --           338         1,296
Payments/utilization of the
  accrual.........................        --         (75)         --            (4)          (79)
                                     -------      ------       -----          ----       -------
Accrual at December 31, 2000......   $    --      $  883       $  --          $334       $ 1,217
                                     =======      ======       =====          ====       =======

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

     The non-cash charges were made up of fixed asset disposal costs at the Company's U.S. and Watford, U.K. locations. The fixed assets being disposed of are made up of computer equipment that will no longer be in use due to the reduction in personnel. The computer equipment will be taken out of service and disposed. Depreciation, where applicable, will continue on these assets until disposal. These assets will be scrapped or sold to the terminated employees. Any gain realized on the sale of these assets will be recorded as other income in the statement of operations. The disposal of fixed assets affects both the Server Software Division and the Corporate Division. As of December 31, 2000 a total of 170 positions have been eliminated: 91 positions in the Server Software Division, 72 in the Corporate Division, and 7 in the Tarantella Division. The Corporate Division is allocated to the three primary Company divisions for segment reporting purposes.

                         THE SANTA CRUZ OPERATION, INC.

     The fiscal 2000 fourth quarter restructuring charge is summarized as follows:

                      FOURTH QUARTER RESTRUCTURING ACCRUAL

                                              REDUCTION                DISPOSAL OF
                                              IN FORCE    FACILITIES   FIXED ASSETS    TOTAL
                                              ---------   ----------   ------------   -------
                                                              (IN THOUSANDS)
Restructuring charge accrued................   $ 4,658      $ 804          $248       $ 5,710
Payments/utilization of the accrual.........    (1,042)        --            --        (1,042)
                                               -------      -----          ----       -------
Accrual at September 30, 2000...............     3,616        804           248         4,668
Payments/utilization of the accrual.........    (2,794)      (167)          (21)       (2,982)
                                               -------      -----          ----       -------
Accrual at December 31, 2000................   $   822      $ 637          $227       $ 1,686
                                               =======      =====          ====       =======

     As of December 31, 2000 all terminations had been made but payments to the terminated employees had not been made. These payments will be made during the second quarter of fiscal 2001.

3. SEGMENT INFORMATION

     For the quarter ended December 31, 2000, the Company reviewed the performance of its three divisions -- the Server Software Division, the Tarantella Division, and the Professional Services Division. Each segment markets the Company's software products and services to companies in a number of industries including telecommunications, manufacturing and government bodies. These products and services are either sold directly by each segment's sales force or are sold to end users through distributors or OEMs.

     The following table presents information about reportable segments (in thousands):

                                                              THREE MONTHS ENDED
                                                                 DECEMBER 31,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
Net revenues:
  Server software division..................................  $23,026    $49,496
  Tarantella division.......................................    3,178      3,499
  Professional services division............................      861      1,284
  Corporate adjustments.....................................     (610)      (626)
                                                              -------    -------
          Total net revenues................................  $26,455    $53,653
                                                              =======    =======
Gross margin:
  Server software division..................................  $16,951    $39,501
  Tarantella division.......................................    2,583      2,845
  Professional services division............................     (106)      (525)
  Corporate adjustments.....................................      (54)        --
                                                              -------    -------
          Total gross margin................................  $19,374    $41,821
                                                              =======    =======
Operating income (loss):
  Server software division..................................  $  (210)   $ 3,615
  Tarantella division.......................................   (6,524)      (732)
  Professional services division............................     (930)      (775)
  Corporate adjustments.....................................        8         --
                                                              -------    -------
          Total operating income (loss).....................  $(7,656)   $ 2,108
                                                              =======    =======

                         THE SANTA CRUZ OPERATION, INC.

     The following table presents information about geographical segments (in thousands):

                                                              THREE MONTHS ENDED
                                                                 DECEMBER 31,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
Net revenues:
  United States.............................................  $12,270    $19,204
  Canada and Latin America..................................    2,047      2,753
  Europe, Middle East, India and Africa.....................    9,780     25,762
  Asia Pacific..............................................    2,091      3,147
  Corporate Adjustments.....................................      267      2,787
                                                              -------    -------
          Total net revenues................................  $26,455    $53,653
                                                              =======    =======
Gross margin:
  United States.............................................  $ 9,879    $12,977
  Canada and Latin America..................................    1,707      1,994
  Europe, Middle East, India and Africa.....................    6,599     21,482
  Asia Pacific..............................................    1,536      2,581
  Corporate Adjustments.....................................     (347)     2,787
                                                              -------    -------
          Total gross margin................................  $19,374    $41,821
                                                              =======    =======
Long-lived assets:
  United States.............................................  $13,468    $42,689
  Canada and Latin America..................................    2,799      5,221
  Europe, Middle East, India and Africa.....................      156        148
  Asia Pacific..............................................      205        236
  Corporate Adjustments.....................................       --         --
                                                              -------    -------
          Total long-lived assets...........................  $16,628    $48,294
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

                         THE SANTA CRUZ OPERATION, INC.

     Unrealized gains and losses on available for sale investments as of December 31, 2000 are as follows (in thousands):

                                                      FAIR MARKET            GROSS UNREALIZED
                                                         VALUE       COST      GAIN (LOSS)
                                                      -----------   ------   ----------------
Rainmaker...........................................    $4,632      $1,251        $3,381
Other investments...................................       682       1,602          (920)
                                                        ------      ------        ------
                                                        $5,314      $2,853        $2,461
                                                        ======      ======        ======

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

6. COMPREHENSIVE INCOME

     The following table presents the calculation of comprehensive income as required by SFAS 130. The components of other comprehensive income (loss) for the three months ended December 31, 2000 and 1999 are as follows (in thousands):

                                                                2000       1999
                                                              --------   --------
Net income (loss)...........................................  $ (7,897)  $  2,875
Other comprehensive income:
  Foreign currency translation adjustment...................       (53)         1
  Unrealized gain (loss) on available-for-sale equity
     securities.............................................    (3,158)    76,854
  Gross tax on unrealized gain (loss) on available-for-sale
     equity securities......................................        --    (30,611)
  Release of deferred tax valuation allowance...............        --      9,620
                                                              --------   --------
          Total other comprehensive income (loss)...........  $(11,108)  $ 58,739
                                                              ========   ========

                         THE SANTA CRUZ OPERATION, INC.

7. EARNINGS PER SHARE (EPS) DISCLOSURES

     Basic and diluted earnings per share were calculated as follows during the three months ended December 31, 2000 and 1999:

                                                               2000      1999
                                                              -------   -------
Basic:
  Weighted average shares...................................   39,443    34,713
                                                              -------   -------
  Net income (loss).........................................  $(7,897)  $ 2,875
                                                              =======   =======
  Earnings (loss) per share.................................  $ (0.20)  $  0.08
                                                              =======   =======
Diluted:
  Weighted average shares...................................   39,443    34,713
  Common equivalent shares from stock options and
     warrants...............................................       --     6,545
                                                              -------   -------
  Shares used in per share calculation......................   39,443    41,258
                                                              =======   =======
  Net income (loss).........................................  $(7,897)  $ 2,875
                                                              =======   =======
  Net income (loss) per share...............................  $ (0.20)  $  0.07
                                                              =======   =======
Options and warrants outstanding at 12/31/00 and at 12/31/99 not included in computation of diluted EPS because the
  exercise price was greater than the average market
  price.....................................................   11,958         9
Options outstanding at 12/31/00 and at 12/31/99 not included in computation of diluted EPS because their inclusion
  would have an anti-dilutive effect........................      797        --

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

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 (SFAS 133), Accounting for Derivative Instruments and Hedging Activities, which establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. In June 1999, the FASB issued Statement of Financial Accounting

                         THE SANTA CRUZ OPERATION, INC.

Standards No. 137 (SFAS 137), Accounting for Derivative Instruments -- Deferral of the Effective Date of SFAS Statement No. 133. SFAS 137 defers the effective date of SFAS 133 until June 15, 2000. The Company has adopted SFAS 133 as required for its first quarterly filing of fiscal year 2001. SFAS 133 shall be effective for all subsequent quarters and annual filings. The adoption of SFAS 133 did not have a material effect on the financial position or results of operations of the Company.

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

                         THE SANTA CRUZ OPERATION, INC.

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

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

     On August 1, 2000, the Company entered into an agreement with Caldera Systems, Inc. ("Caldera") in which Caldera will acquire the Company's Server Software Division and its Professional Services Division. This transaction involves a number of risks, including but not limited to (i) the potential disruption of the Company's business that might result from employee or customer uncertainty, and lack of focus following announcement of the transaction in connection with integrating the operations of Caldera and the Company; (ii) the risk that the announcement of the transaction could result in decisions by customers to defer purchases of products; (iii) the substantial charges to be incurred due to the transaction; (iv) the difficulties of managing geographically dispersed operations; and (v) the possibility that the transactions contemplated in the agreement with Caldera might not be consummated. The Company has experienced significant delays in closing the transaction with Caldera, during which time the Company has been obligated to maintain the business divisions to be sold to Caldera in their present state, which has caused the Company's cash position to deteriorate. In the event the closing is further delayed, or in the event the transaction ultimately fails to close, the Company may have inadequate cash resources to maintain the business at sufficient operating levels.

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

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 (SFAS 133), Accounting for Derivative Instruments and Hedging Activities, which establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. In June 1999, the FASB issued Statement of Financial Accounting Standards No. 137 (SFAS 137), Accounting for Derivative Instruments -- Deferral of the Effective Date of SFAS Statement No. 133. SFAS 137 defers the effective date of SFAS 133 until June 15, 2000. The Company has adopted SFAS 133 as required for its first quarterly filing of fiscal year 2001. SFAS 133 shall be effective for all subsequent quarters and annual filings. The adoption of SFAS 133 did not have a material effect on the financial position or results of operations of the Company.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The information called for by this item is provided under the paragraph beginning with the sentence "The Company is exposed to equity price risk regarding the marketable portion of equity securities in its portfolio of investments entered into for the promotion of business and strategic objectives," under the caption "Factors That May Affect Future Results" under
Item 2 -- Management's Discussion and Analysis of Financial Condition and Results of Operations.

                                    PART II.

                               OTHER INFORMATION

ITEM 6. EXHIBITS

     (a) Exhibits

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
           27            -- Financial Data Schedule.

ITEMS 1, 2, 3, 4 AND 5 ARE NOT APPLICABLE AND HAVE BEEN OMITTED.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               THE SANTA CRUZ OPERATION, INC.

                                            By:     /s/ RANDALL BRESEE
                                              ----------------------------------
                                                       Randall Bresee
                                                   Senior Vice President,
                                                  Chief Financial Officer

                                            By:      /s/ JENNY TWADDLE
                                              ----------------------------------
                                                        Jenny Twaddle
                                                       Vice President,
                                                     Corporate Controller

Date: March 23, 2001

                                 EXHIBIT INDEX

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
           27            -- Financial Data Schedule.