Form 10-K/A
period 2000-09-30
SANTA CRUZ OPERATION INC
filed 2001-03-26
CIK 851560

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ---------------------

                                  FORM 10-K/A


                               (AMENDMENT NO. 2)


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
         10.20           -- 1994 Incentive Stock Option Plan and form of Incentive
                            Stock Option Agreement.(3)(8)
         10.21           -- 401(k) Plan, as amended.(1)(8)
         10.23           -- Revised 1993 Employee Stock Purchase Plan.(5)(8)
         10.24           -- 1993 Director Stock Option Plan.(1)(8)
         10.34           -- Shareholders' Rights Agreement.(6)
         10.35           -- Change-in-control agreement between the Company and
                            certain key management.(8)
         10.36           -- Employment Agreement with Alok Mohan.(7)
         21.1            -- Subsidiaries of Registrant.(9)
         23.1            -- Consent of Independent Accountants.
         27.1            -- Financial Data Schedule.(9)


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


(9) Incorporated by reference to the Amendment No. 1 to Form 10-K filed on March 23, 2002.


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

            Date: March 26, 2001                           Date: March 26, 2001





     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


NAME                                                                TITLE                    DATE
----                                                                -----                    ----

                         *                               President, Chief Executive     March 26, 2001
-----------------------------------------------------      Officer and Director
                 Douglas L. Michels

                         *                               Chairman of the Board of       March 26, 2001
-----------------------------------------------------      Directors
                     Alok Mohan

                         *                               Director                       March 26, 2001
-----------------------------------------------------
                Gilbert P. Williamson

                         *                               Director                       March 26, 2001
-----------------------------------------------------
                   Ronald Lachman

                         *                               Director                       March 26, 2001
-----------------------------------------------------
                  Robert M. McClure

                         *                               Director                       March 26, 2001
-----------------------------------------------------
                  R. Duff Thompson

                         *                               Director                       March 26, 2001
-----------------------------------------------------
                    Ninian Eadie



* By:          /s/ STEVEN M. SABBATH
     -------------------------------------------------
                   Steven M. Sabbath
                   Attorney-in-fact

                               INDEX TO EXHIBITS

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
          2.0            -- Asset Purchase Agreement By and Between The Santa Cruz
                            Operation, Inc. and Novell, Inc.(4)
          3.1            -- Restated Articles of Incorporation of Registrant.(2)
          3.2            -- Bylaws of Registrant, as amended.(5)
          4.1            -- Specimen Common Stock Certificate of Registrant.(1)
         10.11           -- Software License Agreement with Locus Computing
                            Corporation effective January 11, 1989.(1)
         10.12           -- Lease with Encinal Partnership No. 1 commencing May 1,
                            1991 (100 Pioneer Street).(1)
         10.13           -- Lease with Encinal Partnership No. 1 commencing January
                            1, 1989 (425 Encinal Street).(1)
         10.14           -- Lease with Wave Crest Development, Inc. commencing August
                            1, 1987 (440 Encinal Street).(1)
         10.15           -- Lease with Wave Crest Development, Inc. commencing June
                            1, 1988 (400 Encinal Street).(1)
         10.16           -- Lease with Wave Crest Development, Inc. commencing July
                            1, 1988 (399 Encinal Street).(1)
         10.17           -- Form of Indemnification Agreement.(1)
         10.18           -- Master Registration Rights Agreement as amended.(1)
         10.19           -- 1993 Stock Purchase Plan and form of Stock Purchase
                            Agreement.(3)(8)
         10.20           -- 1994 Incentive Stock Option Plan and form of Incentive
                            Stock Option Agreement.(3)(8)
         10.21           -- 401(k) Plan, as amended.(1)(8)
         10.23           -- Revised 1993 Employee Stock Purchase Plan.(5)(8)
         10.24           -- 1993 Director Stock Option Plan.(1)(8)
         10.34           -- Shareholders' Rights Agreement.(6)
         10.35           -- Change-in-control agreement between the Company and
                            certain key management.(8)
         10.36           -- Employment Agreement with Alok Mohan.(7)
         21.1            -- Subsidiaries of Registrant.(9)
         23.1            -- Consent of Independent Accountants.
         27.1            -- Financial Data Schedule.(9)

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


(9) Incorporated by reference to the Amendment No. 1 to Form 10-K filed on March 23, 2001.