Form 10-Q
period 2001-03-31
TARANTELLA INC
filed 2001-05-15
CIK 851560

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


                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001


                [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM _____________ TO _______________

                      ------------------------------------

                         COMMISSION FILE NUMBER 0-21484

                                TARANTELLA, INC.

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

Yes   [X]    No   [ ]


 The number of shares outstanding of the registrant's common stock as of March 31, 2001 was 39,877,212.

================================================================================

                                TARANTELLA, INC.

                                    FORM 10-Q

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

                                TABLE OF CONTENTS

                                                                                     PAGE
                                                                                     ----
PART I.  FINANCIAL INFORMATION

        ITEM 1.FINANCIAL STATEMENTS

               A)  CONSOLIDATED STATEMENTS OF OPERATIONS
                     FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2001 AND 2000........1

               B)  CONSOLIDATED BALANCE SHEETS
                     AS OF MARCH 31, 2001 AND SEPTEMBER 30, 2000.......................2

               C)  CONSOLIDATED STATEMENTS OF CASH FLOWS
                     FOR THE SIX MONTHS ENDED MARCH 31, 2001 AND 2000..................3

               D)  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS .........................4

        ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                RESULTS OF OPERATIONS.................................................11

        ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK..........17


PART II.  OTHER INFORMATION


        ITEM 6.    EXHIBITS...........................................................18


SIGNATURES............................................................................19

Part I. Financial Information
Item I. Financial Statements


TARANTELLA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except earnings per share)

                                                                 THREE MONTHS ENDED                     SIX MONTHS ENDED
                                                                      MARCH 31,                             MARCH 31,
                                                             ---------------------------           ---------------------------
                                                               2001               2000               2001               2000
                                                             --------           --------           --------           --------
                                                                     (UNAUDITED)                           (UNAUDITED)
    NET REVENUES
      License, third parties                                 $ 22,040           $ 29,934           $ 43,007           $ 75,769
      License, related parties                                  2,125              1,878              4,019              5,481
      Service, third parties                                    2,638              2,965              5,649              6,142
      Service, related parties                                    548                765              1,131              1,803
                                                             --------           --------           --------           --------
         Total net revenues                                    27,351             35,542             53,806             89,195
                                                             --------           --------           --------           --------
    COST OF REVENUES
      License, third parties                                    5,746              8,718              8,937             18,776
      License, related parties                                    553                513                841              1,325
      Service, third parties                                      689                821              3,707              1,546
      Service, related parties                                    143                205                727                442
                                                             --------           --------           --------           --------
         Total cost of revenues                                 7,131             10,257             14,212             22,089
                                                             --------           --------           --------           --------
         GROSS MARGIN                                          20,220             25,285             39,594             67,106
                                                             --------           --------           --------           --------
    OPERATING EXPENSES:
      Research and development                                  6,518             11,632             12,950             22,210
      Sales and marketing                                      16,675             23,723             33,006             49,022
      General and administrative                                4,505              4,672              8,772              8,508
      Restructuring charges                                     1,133              5,887              1,133              5,887
                                                             --------           --------           --------           --------
         Total operating expenses                              28,831             45,914             55,861             85,627
                                                             --------           --------           --------           --------
         OPERATING LOSS                                        (8,611)           (20,629)           (16,267)           (18,521)
    OTHER INCOME (EXPENSE):
      Interest income, net                                        284                592                478              1,192
      Other income, net                                         1,677                908              1,858              1,745
                                                             --------           --------           --------           --------
         Loss before income taxes                              (6,650)           (19,129)           (13,931)           (15,584)
      Income taxes                                               (817)               680               (201)             1,350
                                                             --------           --------           --------           --------
         NET LOSS                                              (5,833)           (19,809)           (13,730)           (16,934)
    OTHER COMPREHENSIVE LOSS, NET OF TAX
      Unrealized gain (loss) on available-for-sale
         equity securities                                     (1,976)           (34,198)            (5,134)            21,665
      Foreign currency translation adjustment                     282                (79)               229                (78)
                                                             --------           --------           --------           --------
         COMPREHENSIVE LOSS                                  $ (7,527)          $(54,086)          $(18,635)          $  4,653
                                                             --------           --------           --------           --------
         LOSS PER SHARE:
              Basic                                          $  (0.15)          $  (0.56)          $  (0.35)          $  (0.48)
              Diluted                                        $  (0.15)          $  (0.56)          $  (0.35)          $  (0.48)
                                                             --------           --------           --------           --------
         SHARES USED IN LOSS PER SHARE CALCULATION:
              Basic                                            39,733             35,596             39,586             35,154
              Diluted                                          39,733             35,596             39,586             35,154
                                                             --------           --------           --------           --------

          See accompanying notes to consolidated financial statements.

TARANTELLA, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands)

                                                                                    MARCH 31,           SEPTEMBER 30,
                                                                                      2001                  2000
                                                                                    ---------           -------------
                                                                                   (UNAUDITED)
         ASSETS
         Current assets:
              Cash and cash equivalents                                             $  15,014             $  20,879
              Short-term investments                                                    3,100                 5,567
              Receivables, third parties, net                                          18,253                22,917
              Receivables, related parties                                              4,770                 1,352
              Available-for-sale equity securities                                      2,905                 7,119
              Other current assets                                                      7,769                 9,858
                                                                                    ---------             ---------
                  Total current assets                                                 51,811                67,692
                                                                                    ---------             ---------
         Property and equipment, net                                                    7,251                 9,012
         Purchased software and technology licenses, net                                4,593                 5,830
         Other assets                                                                   4,755                 6,348
                                                                                    ---------             ---------
                       TOTAL ASSETS                                                 $  68,410             $  88,882
                                                                                    ---------             ---------
         LIABILITIES AND SHAREHOLDERS' EQUITY
         Current liabilities:
              Trade accounts payable                                                $   2,667             $   5,521
              Royalties payable                                                         3,771                 4,530
              Note payable                                                              7,000                    --
              Income taxes payable                                                      1,397                 1,964
              Accrued restructuring charges                                             2,058                 5,964
              Accrued expenses and other current liabilities                           22,835                26,905
              Deferred revenues                                                        10,968                 7,334
                                                                                    ---------             ---------
                  Total current liabilities                                            50,696                52,218
                                                                                    ---------             ---------
         Long-term lease obligations                                                        6                   545
         Long-term deferred revenues                                                    1,371                 1,397
         Other long-term liabilities                                                    2,982                 3,520
                                                                                    ---------             ---------
                  Total long-term liabilities                                           4,359                 5,462
                                                                                    ---------             ---------
         SHAREHOLDERS' EQUITY
              Common stock, no par value, net, authorized 100,000 shares
                  Issued and outstanding 39,877 and 39,436 shares                     119,728               118,940
              Accumulated other comprehensive income                                      581                 5,486
              Accumulated deficit                                                    (106,954)              (93,224)
                                                                                    ---------             ---------
                  Total shareholders' equity                                           13,355                31,202
                                                                                    ---------             ---------
                       TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                   $  68,410             $  88,882
                                                                                    ---------             ---------

          See accompanying notes to consolidated financial statements.

TARANTELLA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

                                                                                            SIX MONTHS ENDED
                                                                                                MARCH 31,
                                                                                       -----------------------------
                                                                                         2001                 2000
                                                                                       --------             --------
                                                                                      (UNAUDITED)          (UNAUDITED)
      CASH FLOWS FROM OPERATING ACTIVITIES:
      Net loss                                                                         $(13,730)            $(16,934)
      Adjustments to reconcile net loss to net cash
           used for operating activities -
             Depreciation and amortization                                                4,520                6,124
             Exchange (gain) loss                                                           336                 (190)
             Gain on sale of marketable securities                                       (2,120)                  --
             Non-cash restructuring charge                                                   --                5,887
      Changes in operating assets and liabilities -
             Receivables                                                                  1,327                6,628
             Other current assets                                                        (3,443)                 351
             Other assets                                                                   136                1,328
             Royalties payable                                                             (748)              (2,787)
             Trade accounts payable                                                      (2,844)                (152)
             Income taxes payable                                                        (1,145)               1,295
             Accrued expenses and other current liabilities                               5,048               (6,743)
             Deferred revenues                                                            3,540                    9
             Other long-term liabilities                                                     (3)                (493)
                                                                                       --------             --------
                 Net cash used for operating activities                                  (9,126)              (5,677)
                                                                                       --------             --------
      CASH FLOWS FROM INVESTING ACTIVITIES:
             Purchases of property and equipment                                           (989)              (2,526)
             Purchases of software and technology licenses                                 (341)                (433)
             Sales of short-term investments                                              2,500               11,725
             Purchases of short-term investments                                            (33)             (10,606)
             Proceeds from sale of marketable securities                                  3,200                   --
             Changes in other assets                                                       (736)              (2,869)
                                                                                       --------             --------
                 Net cash provided by (used for) investing activities                     3,601               (4,709)
                                                                                       --------             --------
      CASH FLOWS FROM FINANCING ACTIVITIES:
             Payments on capital leases                                                  (1,121)              (1,580)
             Net proceeds from sale of common stock                                         788               11,331
             Repurchases of common stock                                                     --              (12,786)
                                                                                       --------             --------
                 Net cash provided by (used for) financing activities                      (333)              (3,035)
                                                                                       --------             --------
      Effects of exchange rate changes on cash and cash equivalents                          (7)                  33
                                                                                       --------             --------
      Change in cash and cash equivalents                                                (5,865)             (13,388)
                                                                                       --------             --------
      Cash and cash equivalents at beginning of period                                   20,879               33,683
                                                                                       --------             --------
      Cash and cash equivalents at end of period                                       $ 15,014             $ 20,295
                                                                                       --------             --------
      SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
          Cash paid-
             Income taxes                                                              $    641             $      5
             Interest                                                                        90                  135
          Non-cash financing and investing activities-
             Unrealized gain (loss) on available-for-sale equity securities            $ (1,976)            $ 29,124
             Assets acquired under capital leases                                            --                   20
                                                                                       --------             --------

          See accompanying notes to consolidated financial statements.

TARANTELLA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

1.      BASIS OF PRESENTATION

        In the opinion of management, the accompanying unaudited, consolidated statements of operations, balance sheets and statements of cash flows have been prepared in accordance with generally accepted accounting principles and include all material adjustments (consisting of only normal recurring adjustments) necessary for their fair presentation. The financial statements include the accounts of the Company and its wholly owned subsidiaries after all material intercompany balances and transactions have been eliminated. The Notes to Consolidated Financial Statements contained in the fiscal year 2000 report on Form 10-K should be read in conjunction with these Consolidated Financial Statements. The consolidated interim results presented are not necessarily indicative of results to be expected for a full year. Certain reclassifications have been made for consistent presentation. The September 30, 2000 balance sheet was derived from audited financial statements, and is included for comparative purposes. The Company's original incorporated name was The Santa Cruz Operation, Inc. As of May 7, 2001 the name has been changed to Tarantella, Inc.

2.      TRANSACTION WITH CALDERA

        On May 7, 2001, the Company consummated the sale of its Server Software and Professional Services Divisions to Caldera Systems, Inc. Under the terms of the transaction, SCO received cash consideration of $23.0 million, of which $7.0 million has already been received, as well as a note from Caldera Systems, Inc. for $8.0 million due in four quarterly installments in the second year after the close of the transaction. Additionally, SCO received 16 million shares of Caldera International, Inc., the resulting newly created company that combines the assets of Caldera Systems, Inc. and the newly acquired Server Software and Professional Services Divisions. In connection with the sale, the Company will also be entitled to receive earn-out payments from Caldera International Inc. determined as 45% of the amount by which OpenServer revenues exceed certain specified threshold amounts during the three year period following the closing.

        The Company has changed its corporate name to Tarantella, Inc. The company has also changed its NASDAQ trading symbol to TTLA to reflect the new corporate name.

        The following table presents the effects of the transaction on revenues and net income; had the transaction been consummated at the beginning of the quarter. The following amounts do not include any gains or losses from the transaction with Caldera. The Company, Tarantella Inc., anticipates no changes to the accounting methods that have been historically used.

                                                        Three Months Ended
                                                             March 31,
                                                               2001
                                                           (Unaudited)
--------------------------------------------------------------------------
Total (pro forma) net revenues                                4,028
--------------------------------------------------------------------------
(Pro forma) net loss                                         (4,193)
(Pro forma) loss per share:
  Basic                                                      $(0.11)
  Diluted                                                    $(0.11)
--------------------------------------------------------------------------
Shares used in (pro forma) loss per share calculation:
  Basic                                                       39,733
  Diluted                                                     39,733
--------------------------------------------------------------------------

3.      ACCRUED RESTRUCTURING CHARGE

FISCAL 2001

        During the second quarter of fiscal 2001, the Company announced and completed a restructuring plan, which resulted in a one-time charge of $1.6 million, which when taken with an adjustment to a previously established restructuring reserve, resulted in the net charge of $1.1 million. The Company has reduced its spending levels to align its operating expenses with the Company's revenues. The restructuring charge is related to the Tarantella division and includes a reduction in personnel of 28 employees and a planned elimination and sublet of unused facilities. The entire $1.6 million relates to cash expenditures.

        The severance charges of $1.5 million include the elimination of 16 positions in the United States, 4 positions in the United Kingdom, and 8 positions in various other geographies. The reductions in force affect the sales, marketing and general and administrative functions of the Company. As of March 31, 2001 a total of 23 positions have been eliminated.

        The Company intends to partially sublet space in the Santa Cruz, California office. This space will be vacated and restored and subsequently sublet. The Company anticipates this will be complete within six months.

        The fiscal 2001 second quarter restructuring charge is summarized as follows:

                FISCAL 2001 SECOND QUARTER RESTRUCTURING ACCRUAL

                                             Reduction
(In thousands)                                in Force          Facilities         Total
                                             ---------          ----------        -------
Restructuring charge accrued                   $ 1,499             $64            $ 1,563
Payments/utilization of the accrual               (885)             --               (885)
                                               -------             ---            -------
Accrual at March 31, 2001                          614              64                678
                                               -------             ---            -------


FISCAL 2000

        During fiscal 2000, the Company recorded $10.7 million in restructuring charges, including $7.3 million of severance and benefits, $1.9 million of facilities charges, $0.7 million of technology charges and $0.8 million of fixed asset disposals.

FISCAL 2000 SECOND QUARTER RESTRUCTURING PLAN

        During the second quarter of fiscal 2000, the Company announced and completed a restructuring plan, which resulted in a one-time charge of $5.9 million. During the second quarter of fiscal 2001, the Company disposed of fixed assets related to this restructuring accrual. Additionally, the Company made payments on facilities costs related to this restructuring during the second quarter of fiscal 2001.

        The fiscal 2000 second quarter restructuring charge is summarized as follows:

                FISCAL 2000 SECOND QUARTER RESTRUCTURING ACCRUAL

                                             Reduction                                               Disposal of
(In thousands)                                in Force           Facilities         Technology       Fixed Assets           Total
                                             ---------           ----------         ----------       ------------          -------
Restructuring charge accrued                   $ 3,574             $ 1,052             $ 667             $ 594             $ 5,887
Payments/utilization of the accrual             (2,660)                (94)             (667)             (256)             (3,677)
Provision adjustment                              (914)                 --                --                --                (914)
                                               -------             -------             -----             -----             -------
Accrual at September 30, 2000                       --                 958                --               338               1,296
Payments/utilization of the accrual                 --                 (75)               --                (4)                (79)
                                               -------             -------             -----             -----             -------
Accrual at December 31, 2000                        --                 883                --               334               1,217
Payments/utilization of the accrual                 --                (169)               --              (334)               (503)
                                               -------             -------             -----             -----             -------
Accrual at March 31, 2001                           --                 714                --                --                 714
                                               -------             -------             -----             -----             -------


FISCAL 2000 FOURTH QUARTER RESTRUCTURING PLAN

        In the fourth quarter of fiscal 2000, in connection with management's plan to reduce operating expenses, the Company announced a further restructuring plan, which resulted in a one-time charge of $5.7 million. During the second quarter of fiscal 2001 the Company made payments related to facilities costs and severance costs associated with this restructuring. Also during the second quarter of fiscal 2001, the Company disposed of certain fixed assets related to this restructuring. The Company recorded an adjustment to the fiscal 2000 fourth quarter restructuring provision of $0.4 million in severance costs in the second quarter of fiscal 2001. The severance costs were adjusted to reflect changes to the estimated expenses as actual payments were made.

        The fiscal 2000 fourth quarter restructuring charge is summarized as follows:

                FISCAL 2000 FOURTH QUARTER RESTRUCTURING ACCRUAL

                                             Reduction                           Disposal of
(In thousands)                                in Force          Facilities       Fixed Assets           Total
                                             ---------          ----------       ------------          -------
Restructuring charge accrued                   $ 4,658             $ 804             $ 248             $ 5,710
Payments/utilization of the accrual             (1,042)               --                --              (1,042)
                                               -------             -----             -----             -------
Accrual at September 30, 2000                    3,616               804               248               4,668
Payments/utilization of the accrual             (2,794)             (167)              (21)             (2,982)
                                               -------             -----             -----             -------
Accrual at December 31, 2000                       822               637               227               1,686
Payments/utilization of the accrual               (392)             (157)              (41)               (590)
Provision adjustment                              (430)               --                --                (430)
                                               -------             -----             -----             -------
Accrual at March 31, 2001                           --               480               186                 666
                                               -------             -----             -----             -------

4.      SEGMENT INFORMATION

        For the quarter ended March 31, 2001, the Company reviewed the performance of its three divisions the Server Software Division, the Tarantella Division, and the Professional Services Division. Each segment markets the Company's software products and services to companies in a number of industries including telecommunications, manufacturing and government bodies. These products and services are either sold directly by each segment's sales force or are sold to end users through distributors or OEMs.

The following table presents information about reportable segments (in thousands):

                                                     Three Months Ended                         Six Months Ended
                                                          March 31,                                 March 31,
                                                -----------------------------             -----------------------------
                                                  2001                 2000                 2001                 2000
                                                --------             --------             --------             --------
                                                                              (Unaudited)
Net revenues:
    Server software division                    $ 23,523             $ 32,876             $ 46,549             $ 82,372
    Tarantella division                            4,028                2,492                7,206                5,991
    Professional services division                   474                  892                1,335                2,176
    Corporate adjustments                           (674)                (718)              (1,284)              (1,344)
                                                --------             --------             --------             --------
          Total net revenues                    $ 27,351             $ 35,542             $ 53,806             $ 89,195
                                                ========             ========             ========             ========

Gross margin:
    Server software division                    $ 17,530             $ 24,382             $ 34,481             $ 63,883
    Tarantella division                            3,371                1,713                5,954                4,558
    Professional services division                  (410)                (810)                (516)              (1,335)
    Corporate adjustments                           (271)                  --                 (325)                  --
                                                --------             --------             --------             --------
          Total gross margin                    $ 20,220             $ 25,285             $ 39,594             $ 67,106
                                                ========             ========             ========             ========

Restructuring charge:
    Server software division                    $    430             $ (5,768)            $    430             $ (5,768)
    Tarantella division                           (1,563)                  --               (1,563)                  --
    Professional services division                    --                 (119)                  --                 (119)
                                                --------             --------             --------             --------
          Total restructuring charge            $ (1,133)            $ (5,887)            $ (1,133)            $ (5,887)
                                                ========             ========             ========             ========

Operating loss:
    Server software division                    $   (400)            $(16,781)            $   (610)            $(13,166)
    Tarantella division                           (6,971)              (2,626)             (13,495)              (3,358)
    Professional services division                (1,269)              (1,222)              (2,199)              (1,997)
    Corporate adjustments                             29                   --                   37                   --
                                                --------             --------             --------             --------
           Total operating loss                 $ (8,611)            $(20,629)            $(16,267)            $(18,521)
                                                ========             ========             ========             ========


      The following table presents information about geographical segments
                                (in thousands):

                                                          Three Months Ended                      Six Months Ended
                                                               March 31,                              March 31,
                                                     ----------------------------            ----------------------------
(In thousands)                                         2001                2000                2001                2000
                                                     --------             -------            --------             -------
                                                                                  (Unaudited)
Net revenues:
    United States                                    $ 13,363             $17,386            $ 25,637             $36,590
    Canada and Latin America                            1,093               1,373               3,140               4,126
    Europe, Middle East, India and Africa              10,174              14,339              19,954              40,101
    Asia Pacific                                        2,553               2,272               4,644               5,419
    Corporate Adjustments                                 168                 172                 431               2,959
                                                     --------             -------            --------             -------
          Total net revenues                         $ 27,351             $35,542            $ 53,806             $89,195
                                                     ========             =======            ========             =======

Gross margin:
    United States                                    $  9,911             $11,332            $ 19,790             $24,309
    Canada and Latin America                              856               1,008               2,563               3,002
    Europe, Middle East, India and Africa               7,923              10,889              14,522              32,371
    Asia Pacific                                        2,038               1,885               3,574               4,466
    Corporate Adjustments                                (508)                171                (855)              2,958
                                                     --------             -------            --------             -------
          Total gross margin                         $ 20,220             $25,285            $ 39,594             $67,106
                                                     ========             =======            ========             =======


 Revenue is allocated to geographical segments based on the location from which the sale is satisfied.

5.      INVESTMENTS

        AVAILABLE FOR SALE EQUITY SECURITIES. During the second quarter of fiscal 2001, the Company sold 3.2 million shares of Series D of the preferred stock of Rainmaker Systems, Inc. ("Rainmaker") with a cost basis of $1.1 million, and received cash proceeds of $3.2 million. At March 31, 2001, the Company held 505,767 shares of Rainmaker's stock. The Company accounts for these shares as available for sale securities and records them at fair market value, based on quoted market prices with any unrealized gains or losses included as part of accumulated other comprehensive income.

Unrealized gains and losses on available for sale investments as of March 31, 2001 are as follows (in thousands):

                                                                   Gross unrealized
                               Fair market value        Cost          gain (loss)
                               -----------------       ------      ----------------
Rainmaker                            $  380            $  171            $209
Other investments                     2,525             2,250             275
                                     ------            ------            ----
                                     $2,904            $2,421            $484
                                     ======            ======            ====

        Rainmaker's common stock is traded on the Nasdaq National Market under the symbol "RMKR." The Company no longer has the right to appoint a member to the Board of Directors.

6.      COMPREHENSIVE INCOME

        The following table presents the calculation of comprehensive income as required by SFAS 130. The components of other comprehensive income (loss) for the three and six months ended March 31, 2001 and 2000 are as follows (in thousands):

                                                                 Three Months Ended                        Six Months Ended
                                                                      March 31,                                March 31,
                                                             ----------------------------             -----------------------------
                                                              2001                 2000                 2001                 2000
                                                             -------             --------             --------             --------
Net loss                                                     $(5,833)            $(19,809)            $(13,730)            $(16,934)
Other comprehensive income (loss):
     Foreign currency translation adjustment                     282                  (79)                 229                  (78)
     Unrealized gain (loss) on available-for-sale             (1,976)             (47,730)              (5,134)              29,124
          equity securities
     Gross tax on unrealized gain (loss) on                       --               19,011                   --              (11,600)
          available-for-sale equity securities
     Release of deferred tax valuation allowance                  --               (5,479)                  --                4,141
                                                             -------             --------             --------             --------
Total other comprehensive income (loss)                      $(7,527)            $(54,086)            $(18,635)            $  4,653
                                                             =======             ========             ========             ========

7.      EARNINGS PER SHARE (EPS) DISCLOSURES

        Basic and diluted earnings per share were calculated as follows during the three and six months ended March 31, 2001 and 2000 (in thousands):

                                                                 Three Months Ended                         Six Months Ended
                                                                      March 31,                                 March 31,
                                                            -----------------------------             -----------------------------
                                                              2001                 2000                 2001                 2000
                                                            --------             --------             --------             --------
Basic:
     Weighted average shares                                  39,733               35,596               39,586               35,154
                                                            --------             --------             --------             --------
     Net loss                                               $ (5,833)            $(19,809)            $(13,730)            $(16,934)
                                                            ========             ========             ========             ========
     Net loss per share                                     $  (0.15)            $  (0.56)            $  (0.35)            $  (0.48)
                                                            ========             ========             ========             ========

Diluted:
     Weighted average shares                                  39,733               35,596               39,586               35,154
     Shares used in per share calculation                     39,733               35,596               39,586               35,154
                                                            ========             ========             ========             ========
     Net loss                                               ($ 5,833)            $(19,809)            $(13,730)            $(16,934)
                                                            ========             ========             ========             ========
     Net loss per share                                     $  (0.15)            $  (0.56)            $  (0.35)            $  (0.48)
                                                            ========             ========             ========             ========

Options and warrants outstanding at 3/31/01
      and at 3/31/00 not included in computation
      of diluted EPS because the exercise price
      was greater than the average market price               10,668                  495               10,653                  519

Options outstanding at 3/31/01 and at 3/31/00
     not included in computation of diluted EPS
     because their inclusion would have an anti-
     dilutive effect                                              61               10,462                   75               10,438


8.      RECENT ACCOUNTING PRONOUNCEMENTS

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

9.      SUBSEQUENT EVENTS

        On May 7, 2001, the Company consummated the sale of its Server Software and Professional Services Divisions to Caldera Systems, Inc. Under the terms of the transaction, SCO received cash consideration of $23.0 million, of which $7.0 million had already been received, as well as a note from Caldera Systems, Inc. for $8.0 million due in four quarterly installments in the second year after the close of the transaction. Additionally, SCO received 16 million shares of Caldera International, Inc., the resulting newly created company that combines the assets of Caldera Systems, Inc. and the newly acquired Server Software and Professional Services Divisions. In connection with the sale, the Company will also be entitled to receive earn-out payments from Caldera International Inc. determined as 45% of the amount by which OpenServer revenues exceed certain specified threshold amounts during the three year period following the closing.

        The Company has changed its corporate name to Tarantella, Inc. The company has also changed its NASDAQ trading symbol to TTLA to reflect the new corporate name.

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

        Net revenues for the three months ended March 31, 2001 decreased 23% to $27.3 million from $35.5 million in the same period in fiscal 2000. For the six months ended March 31, 2001, net revenues decreased 40% to $53.8 million from $89.2 million for the six months ended March 31, 2000. The decline in revenue performance was worldwide across all geographies and is attributable to fewer large project deals, as well as other market factors. The Company's revenues were directly impacted by the reduction in information technology ("IT") investments by companies for application server software and service initiatives. Furthermore, the Company experienced the impact of being involved in a protracted transaction involving the sale of a majority of the Company. For the three month period ended March 31, 2001, one customer accounted for 13.8% of the Company's net revenues. No one customer accounted for more than 10% of the Company's net revenues for same period in the prior year.

        License revenue for the three months ended March 31, 2001 was $24.2 million compared to $31.8 million in the same quarter of fiscal 2000. For the six months ended March 31, 2001, license revenues decreased 42% to $47.0 million from $81.3 million for the six months ended March 31, 2000. This decline is attributed to fewer large project deals and other market factors.

        Service revenues decreased to $3.2 million for the three months ended March 31, 2001, from $3.7 million in the same period in 2000, a decline of 15%. Service revenue was 12% of the total revenue of the second quarter, compared to 10% in the prior year. The decline in service revenues was primarily in professional services area and is the result of re-focusing of the professional services division on the implementation of new strategies.

        International revenues continue to represent a significant portion of total net revenues comprising 50% of the revenues for the second fiscal quarter of 2001 and 51% for the same quarter in fiscal 2000.

COSTS AND EXPENSES

        Cost of license revenues for the three months ended March 31, 2001 decreased by 32% to $6.3 million compared to $9.2 million in the same period of fiscal 2000. For the six months ended March 31, 2001, cost of license revenues decreased 51% to $9.8 million from $20.1 million for the six months ended March 31, 2000. The declining cost of revenues is primarily due to expirations of several technology obligations. Additionally, material costs continue to decline as a result of the increasing number of internet orders. Also certain fixed costs such as technology and overhead declined.

        Cost of service revenues for the three months ended March 31, 2001 decreased by 20% to $0.8 million compared to $1.0 million in the same period of fiscal 2000. For the six months ended March 31, 2001, cost of service revenues was $4.4 million as compared to $2.0 million for the same period in 2000. This decline is primarily a result of reduced staffing levels in both the support and professional services organizations due to realignments of these organizations.

        Total cost of revenues as a percentage of net revenues decreased to 26% in the second quarter of fiscal 2001 from 29% in the same period of fiscal 2000. For the six month periods ended March 31, 2001 and 2000, cost of revenues represented 26% and 25% of net revenues, respectively. A significant portion of cost of goods sold is fixed and the decrease in revenue impacted gross margin. These fixed costs include technology and overhead costs and certain of these fixed costs declined during both the second quarter of fiscal 2001 and the six month period ended March 31, 2001.

        Research and development expenses decreased 44% to $6.5 million in the second quarter of fiscal 2001 from $11.6 million in the comparable quarter of fiscal 2000, or 24% and 33% of net revenues, respectively. For the six months ended March 31, 2001, research and development expenses decreased 42% to $ 13.0 million compared to $22.2 million for the same period in 2000. The decrease in research and development expenses can be attributed to lower labor costs driven by lower headcount as a result of a planned reduction in force and higher than normal attrition , as well as, a significant decrease in allocating the corporate overhead costs to research and development.

        Sales and marketing expenses decreased 30% to $16.7 million in the second quarter of fiscal 2001 from $23.7 million for the comparable quarter of the prior year. Sales and marketing expenses represented 61% of net revenues in the second quarter of fiscal 2001 and 67% in 2000. For the six months ended March 31, 2001, sales and marketing expenses decreased to $33.0 million (61% of net revenues) from $49.0 million (55% of net revenues) for the same period of the prior fiscal year. The decrease is due to lower labor costs as a result of a reduction in force and attrition, combined with reductions in sales program costs that vary directly with revenue, including cooperative advertising.

        General and administrative expenses decreased to $4.5 million for the second quarter of fiscal 2001 compared with $4.7 million in the second quarter of fiscal 2000, representing 16% and 13% of net revenues, respectively. For the six months ended March 31, 2001, general and administrative expenses increased $8.8 million, or 16% of net revenues, compared to $8.5 million, or 10% of net revenues, for the same period in 2000. The decline in general and administrative expense for the three months ended March 31, 2001 can be attributed to reduced spending for travel, and legal expenses and lower depreciation costs. The six month increase in general and administrative expenses of $0.3 million is due to a one-time facility repair and higher data processing costs in the first fiscal quarter.

        Restructuring charges decreased to $1.1 million in the second quarter of fiscal 2001 from $5.9 million for the comparable quarter of the prior year. During the second quarter of fiscal 2001, the Company announced and completed a restructuring plan, which resulted in a one-time charge of $1.6 million. The Company has reduced its spending levels to align its operating expenses with the Company's revenues. The restructuring charge is related to the Tarantella division and includes a reduction in personnel of 28 employees and an elimination and sublet of unused facilities. The entire $1.6 million relates to cash expenditures. The severance charges of $1.5 million include the elimination of 16 positions in the United States, 4 positions in the United Kingdom, and 8 positions in various other geographies. The reductions in force affect the sales, marketing and general and administrative functions of the Company. As of March 31, 2001 a total of 23 positions have been eliminated. The Company intends to partially sublet space in the Santa Cruz, California office. This space will be vacated and restored and subsequently sublet. The Company anticipates this will be complete within six months. Additionally, the Company recorded an adjustment to the fiscal 2000 fourth quarter restructuring provision of $0.4 million in severance costs in the second quarter of fiscal 2001. The severance costs were adjusted to reflect changes to the estimated expenses as actual payments were made.

        Other income consists of net interest income, foreign exchange gain and loss, and realized gain and loss on investments, as well as other miscellaneous income and expense items. Net interest income was $0.3 million for the second quarter of fiscal 2001 and $0.6 million for the comparable quarter in the prior year. For the six months ended March 31, 2001, net interest income was $0.5 million as compared to $1.2 million for the same period in 2000. Other income was $1.7 million in the second quarter of fiscal 2001, compared to $0.9 million for the same period of fiscal 2000. For the six months ended March 31, 2001, other income was $1.9 million as compared to $1.7 million for the same period in 2000. The decrease in interest income is due to lower cash balances compared to last year and a higher exchange rate variance in the second quarter of fiscal 2001. The increase of other income in the second quarter of fiscal 2001 included a gain of $2.1 million realized on the liquidation of certain available-for-sale securities.

        The benefit from income taxes was $0.8 million for the second quarter of fiscal 2001 compared to a provision of $0.7 million for the same period of the prior fiscal year, and a benefit of $0.2 million for the six months ended March 31, 2001, compared to a provision of $1.4 million for the corresponding fiscal 2000 period. The income tax benefits are the result of foreign losses and the resolution of foreign audit issues.

        Net loss for the second quarter of fiscal 2001 was $5.8 million compared to net loss of $19.8 million for 2000. For the six months ended March 31, 2001, net loss was $13.7 million compared to net loss of $16.9 million in the same period in 2000.

        Segment Information. The Company began reviewing its performance on the basis of its three divisions during the third quarter of fiscal 2000. Further information is disclosed in Note 4.

        Server Software Division. Net revenues for the server division for the three months ended March 31, 2001 decreased 28% to $23.5 million from $32.9 million in the same period in fiscal 2000. For the six months ended March 31, 2001, net revenues for the server division was $46.5 million as compared to $82.3 million for the same period in 2000. The decline in revenue performance is attributable to fewer large project deals, as well as other market factors.

        Gross margin for the server division declined 28% to $17.5 million for the second quarter of fiscal 2001 compared to $24.4 million for the same period of fiscal 2000. For the six months ended March 31, 2001, gross margin for the server division was $34.5 million as compared to $63.9 million for the same period in 2000. The decline in gross margin is mainly attributable to lower sales. Gross margin as a percentage of revenues was 74.5% for the second quarter of fiscal 2001 compared to 74.2% for the same period of fiscal 2000 for the server division.

        The server division's operating loss for the three months ended March 31, 2001 was $0.4 million, compared to an operating loss of $16.8 million in the same period of fiscal 2000. For the six months ended March 31, 2001, operating loss for the server division was $0.6 million as compared to $13.2 million for the same period in 2000. The decline is due to lower operating expenses attributable to lower labor costs caused by a reduction in force and higher than normal attrition combined with reductions in sales program costs that vary directly with revenue, including cooperative advertising, and was partially offset by lower revenues in fiscal 2001.

        Tarantella Division. Net revenues for the Tarantella division for the three months ended March 31, 2001 increased 62% to $4.0 million from $2.5 million in the three months ended March 31, 2000. For the six months ended March 31, 2001, net revenues for the Tarantella division was $7.2 million as compared to $6.0 million for the same period in 2000. The increase in net revenues is due to an overall increase in the repeat business of current customers as well as an increase in the number of new customers. Additionally, there is an increase in the average deal size that is a result of a recent re-alignment of sales structure. Tarantella revenues increased 27% in the second quarter of fiscal 2001 when compared to the first quarter of this fiscal year.

        Gross margin for the Tarantella division was $3.3 million for the three months ended March 31, 2001 compared with gross margin of $1.7 million for the same period in fiscal 2000, an increase of 97%. Gross margin as a percentage of net revenues improved to 83.7% in the second quarter of fiscal 2001 compared to 68.7% for the comparable period of the prior year. For the six months ended March 31, 2001, gross margin for the Tarantella division was $6.0 million as compared to $4.6 million for the same period in 2000. The increase is attributed to improvement due to technology and overhead savings.

        The operating loss reported by the Tarantella division for the three months ended March 31, 2001 was $7.0 million, compared to a loss of $2.6 million in fiscal 2000. For the six months ended March 31, 2001, the operating loss for the Tarantella division was $13.5 million as compared to $3.4 million for the same period in 2000. The decrease is a result of the impact of being involved in a protracted transaction which more recently involves the re-alignment of the Tarantella sales structure. The Company has developed a dedicated, focused team for the Tarantella division and has increased the resources used by the division.

        Professional Services Division. Net revenues for the professional services division for the three month period ended March 31, 2001 declined to $0.5 million compared to $0.9 million for the same period in fiscal 2000. For the six months ended March 31, 2001, the net revenues for the professional services division was $1.3 million as compared to $2.2 million for the same period in 2000. The revenue decrease can be attributed to a shift in strategies undertaken to accommodate the transaction with Caldera.

        Gross loss for the professional services division was $0.4 million for the three months ended March 31, 2001 compared with a loss of $0.8 million for the same period in fiscal 2000, a reduction of 49%. For the six months ended March 31, 2001, the gross loss for the professional services division was $0.5 million as compared to $1.3 million for the same period in 2000. The reduction in gross loss is directly attributable to improved control of operating expenses.

        The operating loss for the professional services division remained relatively stable. For the three months ended March 31, 2001 was $1.3 million, compared to the operating loss of $1.2 million in fiscal 2000. For the six months ended March 31, 2001, the operating loss for the professional services division was $2.2 million as compared to $2.0 million for the same period in 2000.

FACTORS THAT MAY AFFECT FUTURE RESULTS

        On May 7, 2001, the Company consummated the sale of its Server Software and Professional Services Divisions to Caldera Systems, Inc. Caldera may experience difficulty in integrating the assets and the employees acquired from the Company. There can be no assurance that the combination will create positive results for Caldera in which the Company will be a major shareholder. The successful combination will require substantial effort from each company.

        The Company's Tarantella products are still in the early stages of the product life-cycle. Furthermore, the market in which the products are sold is a new market. Therefore, it is difficult to assess the market potential and the ability of the products to meet the requirements of the market. As a small company, the Company may not have credibility with enterprise customers, which is critical to its success.

        Historically, revenues generated by the Server Software business and Professional Services have been a significant portion of the Company's total revenues. The Company's revenues derived from the distribution of Tarantella products will be but a fraction of historical revenues, and the Company's success will be dependent upon relatively significant revenue growth.

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

        Substantial portions of the Company's revenues are derived from sales to customers outside the United States. Trade sales to international customers represented 50% and 51% of total revenues for the second quarter of fiscal 2001 and 2000, respectively. A substantial portion of the international revenues of the Company's U.K. subsidiary are denominated in the U.S. dollar, and operating results can vary with changes in the U.S. dollar exchange rate to the U.K. pound sterling. The Company's revenues can also be affected by general economic conditions in the United States, Europe and other international markets. The Company's operating strategy and pricing take into account changes in exchange rates over time. However, the Company's results of operations may be significantly affected in the short term by fluctuations in foreign currency exchange rates.

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

LIQUIDITY AND CAPITAL RESOURCES

        Cash, cash equivalents and short-term investments were $18.1 million at March 31, 2001, representing 26% of total assets. The six month decrease in cash and short-term investments of $8.3 million was primarily attributable to the decrease in revenue and a decrease in sales linearity, resulting in lower cash collections. The Company's operating activities used cash of $9.1 million for the first six months of fiscal 2001, compared to $5.7 million used for operating activities for fiscal 2000. Cash provided by investing activities during the six month period was $3.6 million in fiscal 2001 compared to cash used for investing of $4.7 million in fiscal 2000. In both fiscal 2001 and 2000 cash was used to fund purchases of property and equipment and short-term investments. In fiscal 2000 cash was used for common stock repurchases. Cash used for financing activities was $0.3 million for the first six months of fiscal 2001 compared with $3.0 million for the same period in fiscal 2000.

        The Company's second quarter ended March 31, 2001 Days Sales Outstanding
(DSO) remained relatively flat from 75.8 days, an increase of 0.4 days from the first quarter of fiscal 2001.

        As of March 31, 2001, the Company had an equity investment in Rainmaker Systems having a fair market value of $0.4 million and a cost basis of $0.2 million. The fair market value of this investment could fluctuate substantially due to changing stock prices. This investment is available-for-sale, and the Company may choose to sell a portion of this investment position in the future. In January 2001, the Company sold 3,200,000 shares of its Rainmaker stock for $1.00 per share, and received cash proceeds of $3.2 million. The cost basis of the sale was $1.1 million, and the Company realized a gain of $2.1 million from this sale.

        The Company has incurred losses from operations of approximately $8.6 million during the second quarter of fiscal 2001 and $20.6 million during fiscal 2000 and revenues have declined from $35.5 million for the second quarter of fiscal 2000 to $27.4 million for the same quarter of fiscal 2001. For the six month period ended fiscal 2001 losses from operations were $16.3 million and $18.5 million during the comparable quarters in fiscal 2000. Revenues declined from $89.1 million for the six months ended fiscal 2000 to $53.8 million for the same period of fiscal 2001. Revenues have declined $223.6 million for the year ended September 30, 1999 to $148.9 million for the year ended September 30, 2000 and the Company has an accumulated deficit as of March 31, 2001. These factors have caused management to evaluate the Company's liquidity and to establish plans to reduce costs, and increase revenues and improve margins. The Company has recently announced cost reduction plans in order to reduce operating expenses to levels consistent with current revenues and is investigating financing alternatives. There can be no assurance that such cost reduction measures will be adequate or such financing will be available, if at all, on terms acceptable to the Company.

        In connection with the transaction with Caldera, the Company entered into a Loan Agreement and a Secured Convertible Promissory Note effective January 8, 2001, with The Canopy Group for borrowings up to $18.0 million. Drawings on the financing agreement are repayable on December 31, 2001 and bear interest at a rate per annum of 10%. Drawings are collateralized by the Company's tangible and intangible assets and are convertible into common stock at the option of the lender at the closing price of SCO common stock on the date of issuance, subject to certain limitations. The unconverted principal is repayable in cash. The Company has not made any drawings on this line of credit.

        At March 31, 2001, the Company had available lines of credit of approximately $0.9 million under which the Company had $0.3 million in outstanding borrowings. The Company believes that, based on its current plans, which include the completion of the transaction with Caldera discussed above, its existing cash and cash equivalents, short-term investments, funds generated from operations and available borrowing capabilities will be sufficient to meet its operating requirements through fiscal 2001, however additional financing may be required thereafter.


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

                           PART II. OTHER INFORMATION


ITEMS 1, 2, 3, 4, 5  AND 6 ARE NOT APPLICABLE AND HAVE BEEN OMITTED.

                                   Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                  Tarantella, Inc.


Date:  May 15, 2001                         By:     /s/ Randall Bresee
                                  ----------------------------------------------
                                                  Randall Bresee
                                  Senior Vice President, Chief Financial Officer


                                            By:     /s/ Jenny Twaddle
                                  ----------------------------------------------
                                                   Jenny Twaddle
                                       Vice President, Corporate Controller