Form 10-Q
period 2001-06-30
TARANTELLA INC
filed 2001-08-21
CIK 851560

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ----------------

                                    FORM 10-Q


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001


             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM _____________ TO _______________

                        ---------------------------------

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


        Registrant's telephone number, including area code (831) 427-7222


Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]   No [ ]

   The number of shares outstanding of the registrant's common stock as of June 30, 2001 was 40,117,488.

================================================================================

                                TARANTELLA, INC.

                                    FORM 10-Q

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

                                TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

                                                                                     PAGE
        ITEM 1.FINANCIAL STATEMENTS

               a)  CONSOLIDATED STATEMENTS OF OPERATIONS
                     FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2001 AND 2000........3

               b)  CONSOLIDATED BALANCE SHEETS
                     AS OF JUNE 30, 2001 AND SEPTEMBER 30, 2000........................4

               c)  CONSOLIDATED STATEMENTS OF CASH FLOWS
                     FOR THE NINE MONTHS ENDED JUNE 30, 2001 AND 2000..................5

               d)  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS .........................6

        ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
               RESULTS OF OPERATIONS..................................................14

        ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK..........20

PART II.  OTHER INFORMATION

        ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...................21

        ITEM 6.    EXHIBITS...........................................................21


SIGNATURES............................................................................22

                          Part I. Financial Information
                          Item I. Financial Statements

TARANTELLA, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except earnings per share)
--------------------------------------------------------------------------------

                                                                 THREE MONTHS ENDED           NINE MONTHS ENDED
                                                                       JUNE 30,                    JUNE 30,
                                                                 2001            2000         2001           2000
                                                                      (UNAUDITED)                 (UNAUDITED)
                                                                ---------     ---------     ---------     ---------
NET REVENUES
    License, third parties                                      $   6,794     $  21,668     $  49,801     $  97,437
    License, related parties                                          959         1,825         4,978         7,306
    Service, third parties                                            902         2,838         6,551         8,980
    Service, related parties                                          182           600         1,313         2,403
                                                                ---------     ---------     ---------     ---------
       Total net revenues                                           8,837        26,931        62,643       116,126
                                                                ---------     ---------     ---------     ---------
COST OF REVENUES
    License, third parties                                            867         4,127         6,684        13,142
    License, related parties                                          175           873         1,349         3,517
    Service, third parties                                          1,193         3,863         7,202        11,920
    Service, related parties                                          241           817         1,453         3,190
                                                                ---------     ---------     ---------     ---------
       Total cost of revenues                                       2,476         9,680        16,688        31,769
                                                                ---------     ---------     ---------     ---------
       GROSS MARGIN                                                 6,361        17,251        45,955        84,357
                                                                ---------     ---------     ---------     ---------
OPERATING EXPENSES:
    Research and development                                        3,593         9,532        16,543        31,742
    Sales and marketing                                             8,969        20,969        41,975        69,991
    General and administrative                                      5,887         5,348        14,659        13,856
    Restructuring charges                                              --            --         1,133         5,887
                                                                ---------     ---------     ---------     ---------
       Total operating expenses                                    18,449        35,849        74,310       121,476
                                                                ---------     ---------     ---------     ---------
        OPERATING INCOME (LOSS)                                   (12,088)      (18,598)      (28,355)      (37,119)
OTHER INCOME (EXPENSE):
    Interest income, net                                               98           408           788         1,600
    Gain on Caldera transaction                                    53,267            --         53,267           --
    Other income (expense), net                                    (3,036)         (168)          621         1,577
                                                                ---------     ---------     ---------     ---------
       Income (loss) before income taxes                           38,241       (18,358)       26,321       (33,942)
    Income taxes                                                      154           882           (47)        2,232
                                                                ---------     ---------     ---------     ---------
       NET INCOME (LOSS)                                           38,087       (19,240)       26,368       (36,174)
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX
    Unrealized gain (loss) on available-for-sale                   (1,417)      (16,249)       (5,413)        5,416
       equity securities
    Foreign currency translation adjustment                          (204)         (226)           25          (304)
                                                                ---------     ---------     ---------     ---------
       COMPREHENSIVE INCOME (LOSS)                              $  36,466     $ (35,715)    $  20,980     $ (31,062)
                                                                ---------     ---------     ---------     ---------
       EARNINGS (LOSS) PER SHARE:
            Basic                                               $    0.95     $   (0.54)    $    0.66     $   (1.02)
            Diluted                                             $    0.95     $   (0.54)    $    0.66     $   (1.02)
                                                                ---------     ---------     ---------     ---------
       SHARES USED IN EARNINGS (LOSS) PER SHARE CALCULATION:
            Basic                                                  40,030        35,860        39,734        35,390
            Diluted                                                40,200        35,860        40,027        35,390
                                                                ---------     ---------     ---------     ---------

          See accompanying notes to consolidated financial statements.

TARANTELLA, INC.

                                                                     JUNE 30,
CONSOLIDATED BALANCE SHEETS                                            2001       SEPTEMBER 30,
(IN THOUSANDS)                                                      (UNAUDITED)        2000
-----------------------------------------------------------------------------------------------
ASSETS
Current assets:
    Cash and cash equivalents                                       $  21,464       $  20,879
    Short-term investments                                              2,000           5,567
    Receivables, third parties, net                                     4,753          22,917
    Receivables, related parties                                          967           1,352
    Available-for-sale equity securities                                  374           7,119
    Other current assets                                                2,582           4,358
                                                                    ---------       ---------
       Total current assets                                            32,140          62,192
                                                                    ---------       ---------
Property and equipment, net                                             1,515           9,012
Purchased software and technology licenses, net                           849           5,830
Note receivable from Caldera                                            6,933              --
Equity Investment in Caldera                                           31,061              --
Other assets                                                            1,817           5,168
                                                                    ---------       ---------
          TOTAL ASSETS                                              $  74,315       $  82,202
                                                                    ---------       ---------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Trade accounts payable                                          $   1,524       $   5,521
    Royalties payable                                                   1,333           4,530
    Income taxes payable                                                  329           1,964
    Accrued restructuring charges                                         811           5,964
    Accrued expenses and other current liabilities                     12,627          20,225
    Deferred revenues                                                   1,105           7,334
                                                                    ---------       ---------
       Total current liabilities                                       17,729          45,538
                                                                    ---------       ---------
Long-term lease obligations                                                --             545
Long-term deferred revenues                                                95           1,397
Long-term warrant liabilities                                             486               0
Other long-term liabilities                                             2,863           3,520
                                                                    ---------       ---------
       Total long-term liabilities                                      3,444           5,462
                                                                    ---------       ---------
SHAREHOLDERS' EQUITY
    Common stock, no par value, net, authorized 100,000 shares
       Issued and outstanding 40,117 and 39,436 shares                119,900         118,940
    Accumulated other comprehensive income                                 98           5,486
    Accumulated deficit                                               (66,856)        (93,224)
                                                                    ---------       ---------
       Total shareholders' equity                                      53,142          31,202
                                                                    ---------       ---------
          TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                $  74,315       $  82,202
                                                                    ---------       ---------

TARANTELLA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
--------------------------------------------------------------------------------

                                                                            NINE MONTHS ENDED
                                                                                 JUNE 30,
                                                                            2001           2000
                                                                         (UNAUDITED)
                                                                         -----------     --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                         $ 26,368       $(36,174)
Adjustments to reconcile net loss to net cash
     used for operating activities -
      Depreciation and amortization                                          4,963          8,827
      Exchange (gain) loss                                                      26           (115)
      Gain on sale of marketable securities                                   (116)            --
      Loss on sale of property and equipment                                   753             --
      Gain on Caldera transaction                                          (53,267)            --
      Realized loss on investments                                             675             --
      Amortization of warrant and stock compensation expense                  (214)            --
      Non-cash restructuring charge                                             --          4,042
Changes in operating assets and liabilities -
      Receivables                                                            9,782         12,632
      Other current assets                                                      38          2,601
      Royalties payable                                                       (733)        (3,030)
      Trade accounts payable                                                (3,997)        (2,336)
      Income taxes payable                                                    (691)         1,780
      Accrued expenses and other current liabilities                        (3,544)        (6,783)
      Deferred revenues                                                     (5,172)        (1,526)
      Other long-term liabilities                                             (657)        (1,339)
                                                                          --------       --------
          Net cash used for operating activities                           (25,786)       (21,421)
                                                                          --------       --------
CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchases of property and equipment                                   (1,427)        (2,601)
      Purchases of software and technology licenses                           (839)          (617)
      Sales of short-term investments                                        3,200         20,570
      Purchases of short-term investments                                      (33)       (10,676)
      Proceeds from sale of marketable securities                            3,600             --
      Proceeds from sale of property and equipment                             588             --
      Proceeds from Caldera transaction                                     20,493             --
      Changes in other assets                                                  230         (3,554)
                                                                          --------       --------
          Net cash provided by investing activities                         25,812          3,122
                                                                          --------       --------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Payments on capital leases                                              (545)        (2,274)
      Net proceeds from sale of common stock                                 1,176         11,978
      Repurchases of common stock                                               --        (12,786)
                                                                          --------       --------
          Net cash provided by (used for) financing activities                 631         (3,082)
                                                                          --------       --------
Effects of exchange rate changes on cash and cash equivalents                  (72)          (224)
                                                                          --------       --------
Change in cash and cash equivalents                                            585        (21,605)
Cash and cash equivalents at beginning of period                            20,879         33,683
                                                                          --------       --------
Cash and cash equivalents at end of period                                $ 21,464       $ 12,078
                                                                          --------       --------
    Cash paid-
      Income taxes                                                        $  1,230       $    213
      Interest                                                                 301            209
     Supplemental Disclosure of Cash Flow Information:
     Non Cash financing and investing activities                          $              $
      Unrealized gain (loss) on available for sale equity securities        (5,414)         9,002
      Assets recorded under capital leases                                      --             20
      Issuance of warrant for option in Caldera common stock                 1,227             --
      Issuance of warrant in connection with note payable                      969             --

     Reconciliation of proceeds from Caldera transaction:
      Gain on Caldera transaction                                           53,267
      Net assets sold                                                        3,494
      Discounted note receivable                                            (6,828)
      Fair value of Caldera International common stock                     (29,440)
                                                                          --------
      Cash flow proceeds from Caldera transaction                           20,493
                                                                          ========

          See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

1.  BASIS OF PRESENTATION

    In the opinion of management, the accompanying unaudited, consolidated statements of operations, balance sheets and statements of cash flows have been prepared in accordance with generally accepted accounting principles and include all material adjustments (consisting of only normal recurring adjustments) necessary for their fair presentation. The financial statements include the accounts of the Company and its wholly owned subsidiaries after all material intercompany balances and transactions have been eliminated. The Notes to Consolidated Financial Statements contained in the fiscal year 2000 report on Form 10-K should be read in conjunction with these Consolidated Financial Statements. The consolidated interim results presented are not necessarily indicative of results to be expected for a full year. The September 30, 2000 balance sheet was derived from audited financial statements, and is included for comparative purposes. Certain reclassifications have been made for consistent presentation. The Company's original incorporated name was The Santa Cruz Operation, Inc. (SCO). As of May 2001, the name has been changed to Tarantella, Inc.

    The Company has restated its consolidated balance sheet and statements of operations for each of the three-month periods ended December 31, 2000 and March 31, 2001 to reflect a sale and exchange of investments held by the company and to account for derivatives held under Statement of Financial Accounting Standard No. 133 which was effective for the Company on October 1, 2000. Accordingly, the results of operations for the nine-month period ended June 30, 2001 included herein reflect the effect of the restatements.

2.  TRANSACTION WITH CALDERA

    In May 2001, the Company consummated the sale of its Server Software and Professional Services Divisions to Caldera Systems, Inc. Under the terms of the transaction, Caldera Systems, Inc. acquired the assets of our server and our professional services groups. A new company, Caldera International, was formed which combined the assets acquired from SCO with the assets of Caldera Systems. Upon the completion of the sale the Company is continuing to operate its Tarantella business, and accordingly, changed its corporate name to Tarantella, Inc. and NASDAQ trading symbol to TTLA to reflect the new corporate name.

    As consideration for the transaction, the Company received 16 million common stock shares of Caldera International (representing approximately 28.2% of Caldera International), $23 million in cash (of which $7 million was received on January 26, 2001) and a non-interest bearing promissory note in the amount of $8 million that will be received in quarterly installments of $2 million beginning the fifth quarter after the combination is completed. In addition, if the OpenServer line of business of the server and professional services groups generates revenues in excess of specified thresholds during the three-year period following the completion of the combination the Company will have earn-out rights entitling it to receive 45% of these excess revenues. The transaction was treated as a disposal of server and professional services groups and a gain of $53,267,000 was recorded upon completion of the transaction. On an ongoing basis Tarantella will account for its investment in Caldera International using the equity method of accounting.

    As Tarantella retained a 28.2% interest in Caldera International, including the server and professional services groups, the Company did not recognize a gain on 100% of the sale of the server and professional services groups. Tarantella recorded a gain calculated at 71.8% of the fair value of the Caldera International common stock received less 71.8% of SCO's basis in the assets of the server and professional services groups plus net cash consideration and the fair value of the note receivable at the date of closing as follows (dollars in thousands except per share amounts):

CONSIDERATION:
Fair value of Caldera International common stock (16
     million shares at $2.56 per share times 71.8%)               $ 29,440
Cash consideration                                                  23,000
Note receivable discounted to present value at 10% per annum         6,828
Net cash equivalents transferred                                     3,384
Expenses                                                            (5,891)
                                                                  --------
                                                                    56,761
71.8% of net assets of server and professional services
  groups to be sold                                                 (3,494)
                                                                  --------
Recognized gain                                                   $ 53,267
                                                                  ========

The gain calculation used the fair market value of Caldera International common stock on the closing date of the transaction of $2.56.

    The basis of Tarantella's investment in Caldera International was determined as follows (dollars in thousands):

Adjusted fair value of Caldera International common stock                   $29,440
Portion of investment in Caldera International with no step up in basis       1,371
Shares of Caldera Systems previously owned (41,666)                             250
                                                                            -------
Basis of investment                                                          31,061
Tarantella's share in Caldera International's net assets
 after completion of the reorganization                                      39,600
                                                                            -------
Excess of net assets acquired over the value of the
  investment                                                                $ 8,539
                                                                            =======

    For the fourth fiscal quarter, the Company's operating results will include 28.2% of the operating results of Caldera International adjusted for amortization of the negative acquired goodwill of approximately $427,000 per quarter. Such amortization will cease upon the adoption of SFAS 142 Goodwill and Other Intangible Assets. For the six months ended April 30, 2001, Caldera International had losses of $21.5 million. The Company anticipates that Caldera International will continue to have operating losses.

     Based on the current share price of Caldera International the fair market value of Tarantella's investment is significantly below its cost. The Company will continue to assess the impairment of its investment and will adjust the carrying value, if necessary upon the investment being held for a predetermined minimum period.


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

    The severance charges of $1.5 million include the elimination of 16 positions in the United States, 4 positions in the United Kingdom, and 8 positions in various other geographies. The reductions in force affect the sales, marketing and general and administrative functions of the Company. As of June 30, 2001, a total of 23 positions have been eliminated.

    The Company intends to partially sublet space in the Santa Cruz, California office. This space will be vacated and restored and subsequently sublet. The Company anticipates this will be completed within three months.

    The fiscal 2001 second quarter restructuring charge is summarized as follows:

                FISCAL 2001 SECOND QUARTER RESTRUCTURING ACCRUAL

                                         Reduction
(In thousands)                           in Force     Facilities      Total
---------------------------------------------------------------------------
Restructuring charge accrued             $ 1,499       $    64      $ 1,563
Payments/utilization of the accrual         (885)           --         (885)
                                         -------       -------      -------
Accrual at March 31, 2001                    614            64          678
Payments/utilization of the accrual         (484)           --         (484)
                                         -------       -------      -------
Accrual at June 30, 2001                     130            64          194
                                         -------       -------      -------

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

    The fiscal 2000 second quarter restructuring charge is summarized as follows:

                FISCAL 2000 SECOND QUARTER RESTRUCTURING ACCRUAL

                                        Reduction                              Disposal of
(In thousands)                          in Force     Facilities   Technology   Fixed Assets     Total
------------------------------------------------------------------------------------------------------
Restructuring charge accrued            $ 3,574      $ 1,052      $   667      $   594         $ 5,887
Payments/utilization of the accrual      (2,660)         (94)        (667)        (256)         (3,677)
Provision adjustment                       (914)          --           --           --            (914)
                                        -------      -------      -------      -------         -------
Accrual at September 30, 2000                --          958           --          338           1,296
Payments/utilization of the accrual          --          (75)          --           (4)            (79)
                                        -------      -------      -------      -------         -------
Accrual at December 31, 2000                 --          883           --          334           1,217
Payments/utilization of the accrual          --         (169)          --         (334)           (503)
                                        -------      -------      -------      -------         -------
Accrual at March 31, 2001                    --          714           --           --             714
Payments/utilization of the accrual          --          (97)          --           --             (97)
                                        -------      -------      -------      -------         -------
Accrual at June 30, 2001                     --          617           --           --             617
                                        -------      -------      -------      -------         -------

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

    The fiscal 2000 fourth quarter restructuring charge is summarized as follows:

                   FISCAL 2000 FOURTH QUARTER RESTRUCTURING ACCRUAL

                                          Reduction               Disposal of
(In thousands)                            in Force   Facilities   Fixed Assets      Total
------------------------------------------------------------------------------------------
Restructuring charge accrued            $ 4,658      $   804      $   248          $ 5,710
Payments/utilization of the accrual      (1,042)          --           --           (1,042)
                                        -------      -------      -------          -------
Accrual at September 30, 2000             3,616          804          248            4,668
Payments/utilization of the accrual      (2,794)        (167)         (21)          (2,982)
                                        -------      -------      -------          -------
Accrual at December 31, 2000                822          637          227            1,686
Payments/utilization of the accrual        (392)        (157)         (41)            (590)
Provision adjustment                       (430)          --           --             (430)
                                        -------      -------      -------          -------
Accrual at March 31, 2001                    --          480          186              666
Payments/utilization of the accrual          --         (480)        (186)            (666)
                                        -------      -------      -------          -------
Accrual at June 30, 3001                     --           --           --               --
                                        =======      =======      =======          =======

4.  SEGMENT INFORMATION

    For the quarter ended June 30, 2001, the Company reviewed the performance of its three divisions, the Server Software Division, the Tarantella Division, and the Professional Services Division. Each segment markets the Company's software products and services to companies in a number of industries including telecommunications, manufacturing and government bodies. These products and services are either sold directly by each segment's sales force or are sold to end users through distributors or OEMs.

The following table presents information about reportable segments (in thousands):

                                            Three Months Ended             Nine Months Ended
                                                 June 30,                      June 30,
                                            2001           2000            2001         2000
-----------------------------------------------------------------------------------------------
Net revenues:                                                 (Unaudited)
    Server software division             $   5,793      $  24,757      $  52,342      $ 107,129
    Tarantella division                      3,119          2,528         10,325          8,519
    Professional services division              28            842          1,363          3,018
    Corporate adjustments                     (103)        (1,196)        (1,387)        (2,540)
                                         ---------      ---------      ---------      ---------
          Total net revenues             $   8,837      $  26,931      $  62,643      $ 116,126
                                         =========      =========      =========      =========
Gross margin:
    Server software division             $   3,964      $  16,715      $  38,445      $  80,598
    Tarantella division                      2,598          1,854          8,552          6,412
    Professional services division            (201)          (591)          (717)        (1,926)
    Corporate adjustments                                    (727)          (325)          (727)
                                         ---------      ---------      ---------      ---------
          Total gross margin             $   6,361      $  17,251      $  45,955      $  84,357
                                         ---------      ---------      ---------      ---------
Restructuring charge:
    Server software division             $      --      $      --      $     430      $  (5,768)
    Tarantella division                         --             --         (1,563)            --
    Professional services division              --             --             --           (119)
                                         ---------      ---------      ---------      ---------
          Total restructuring charge     $      --      $      --      $  (1,133)     $  (5,887)
                                         ---------      ---------      ---------      ---------
Operating loss:
    Server software division             $  (2,551)     $  (8,511)     $  (5,481)     $ (15,909)
    Tarantella division                     (6,526)        (8,537)       (18,458)       (11,895)
    Professional services division            (567)        (1,550)        (2,766)        (3,428)
    Corporate adjustments                   (2,444)            --         (1,650)        (5,887)
                                         ---------      ---------      ---------      ---------
           Total operating loss:         $ (12,088)     $ (18,598)     $ (28,355)     $ (37,119)
                                         =========      =========      =========      =========

    The following table presents information about geographical segments (in thousands):

                                                Three Months Ended         Nine Months Ended
                                                    June 30,                   June 30,
(In thousands)                                  2001         2000         2001          2000
----------------------------------------------------------------------------------------------
Net revenues:                                                    (Unaudited)
    United States                             $  4,355     $ 12,228     $ 29,988      $ 48,524
    Canada and Latin America                       489        1,635        3,629         5,761
    Europe, Middle East, India and Africa        3,390       10,797       23,344        51,454
    Asia Pacific                                   603        2,009        5,247         7,428
    Corporate Adjustments                           --           262          435         2,959
                                              --------     --------     --------      --------
          Total net revenues                  $  8,837     $ 26,931     $ 62,643      $116,126
                                              ========     ========     ========      ========
Gross margin:
    United States                             $  2,770     $  6,522     $ 22,560      $ 30,831
    Canada and Latin America                       388        1,103        2,951         4,105
    Europe, Middle East, India and Africa        2,910        8,351       17,432        40,722
    Asia Pacific                                   293        1,275        3,867         5,741
    Corporate Adjustments                           --           --         (855)        2,958
                                              --------     --------     --------      --------
          Total gross margin                  $  6,361     $ 17,251     $ 45,955      $ 84,357
                                              ========     ========     ========      ========

    Revenue is allocated to geographical segments based on the location from which the sale is satisfied.

5.  INVESTMENTS

    AVAILABLE FOR SALE EQUITY SECURITIES. During the second quarter of fiscal 2001, the Company sold 3.2 million shares of common stock of Rainmaker Systems, Inc. ("Rainmaker") with a cost basis of $1.1 million, and received cash proceeds of $3.2 million. At June 30, 2001, the Company held 505,767 shares of Rainmaker's stock. The Company accounts for these shares as available for sale securities and records them at fair market value, based on quoted market prices with any unrealized gains or losses included as part of accumulated other comprehensive income.

Unrealized gains on available for sale investments as of June 30, 2001 are as follows (in thousands):

                                                                               Unrealized
                                             FMV        Cost      Impairment    Gain/Loss
Rainmaker                                    374          171           --           203
Ebiz                                          --        3,139       (3,139)           --
                                         -------      -------      -------       -------
Total Stock                                  374        3,310       (3,139)          203
                                         -------      -------      -------       -------
Ebiz warrants                                 --          176         (176)           --
                                         -------      -------      -------       -------
Total Available for Sale Securities      $   374      $ 3,486      $(3,315)      $   203
                                         =======      =======      =======       =======

    Rainmaker's common stock is traded on the NASDAQ National Market under the symbol "RMKR." The Company no longer has the right to appoint a member to the Board of Directors.

    Ebiz's common stock is traded OTC under the symbol "EBIZ". The Company has a right to appoint one member to the board of directors, which has a total of 4 members. . During the quarter ended June 30, 2001, the Company determined the decline in the fair value of its investment was other than temporary and thus required a permanent write-down of the stock held. In addition, Ebiz filed for Chapter 11 bankruptcy and thus the Company determined the investment held was impaired and no portion of the asset was recoverable.

6.  COMPREHENSIVE INCOME

    The following table presents the calculation of comprehensive income as required by SFAS 130. The components of other comprehensive income (loss) for the three and nine months ended June 30, 2001 and 2000 are as follows (in thousands):

                                                       Three Months Ended             Nine Months Ended
                                                            June 30,                      June 30,
                                                       2001           2000           2001           2000
                                                     --------       --------       --------       --------
Net income (loss)                                    $ 38,087       $(19,240)      $ 26,368       $(36,174)
Other comprehensive income:
    Foreign currency translation adjustment              (204)          (226)            25           (304)
    Unrealized gain on available-for-sale              (1,417)       (20,122)        (5,413)         9,002
         equity securities
    Gross tax on unrealized gain (loss) on                 --          9,212             --         (2,388)
         available-for-sale equity securities
    Release of deferred tax valuation allowance            --         (5,339)            --         (1,198)
                                                     --------       --------       --------       --------
Total other comprehensive income (loss)              $ 36,466       $(35,715)      $ 20,980       $(31,062)
                                                     ========       ========       ========       ========

7.  EARNINGS PER SHARE (EPS) DISCLOSURES

    Basic and diluted earnings per share were calculated as follows during the three and nine months ended June 30, 2001 and 2000 (in thousands):

                                                        Three Months Ended           Nine Months Ended
                                                             June 30,                     June 30,
                                                        2001          2000           2001          2000
                                                      --------      --------       --------      --------
Basic:
     Weighted average shares                            40,030        35,860         39,734        35,390
                                                      --------      --------       --------      --------
     Net income (loss)                                $ 38,087      $(19,240)      $ 26,368      $(36,174)
                                                      ========      ========       ========      ========
     Earnings (loss) per share                        $   0.95      $  (0.54)      $   0.66      $  (1.02)
                                                      ========      ========       ========      ========
Diluted:
     Weighted average shares                            40,030        35,860         39,734        35,390
     Common equivalent shares from stock
          options and warrants                             170            --            293            --
                                                      --------      --------       --------      --------
     Shares used in per share calculation               40,200        35,860         40,027        35,390
                                                      ========      ========       ========      ========
     Net income (loss)                                $ 38,087      $(19,240)      $ 26,368      $(36,174)
                                                      ========      ========       ========      ========
     Net income (loss) per share                      $   0.95      $  (0.54)      $   0.66      $  (1.02)
                                                      ========      ========       ========      ========
Options and warrants outstanding at 6/30/01
     and at 6/30/00 not included in computation
     of diluted EPS because the exercise price
     was greater than the average market price           8,016         3,103          3,103         1,644

Options outstanding at 6/30/01 and at 6/30/00
     not included in computation of diluted EPS
     because their inclusion would have an anti-
     dilutive effect                                        --         7,537             --         8,996

8.   RECENT ACCOUNTING PRONOUNCEMENTS

    In June 2001, the Financial Accounting Standards Board approved SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 prospectively prohibits the pooling of interest method of accounting for business combinations initiated after June 30, 2001. SFAS No. 142 requires companies to cease amortizing goodwill that existed at June 30, 2001. Any goodwill resulting from acquisitions completed after June 30, 2001 will not be amortized. SFAS No. 142 also establishes a new method of testing goodwill for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value. Further existing negative goodwill related to the Caldera transaction at September 31, 2001 will not be amortized upon the adoption of the standard. The adoption of SFAS No. 142 will require the Company to test its goodwill for impairment under the new standard beginning in the first quarter of fiscal year 2002, which could have an adverse effect on the Company's future results of operations if an impairment occurs.

    In September of 2000, SFAS No. 140 was issued replacing SFAS No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This Statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities based on a financial-components approach that focuses on control. Under that approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. In addition, this Statement requires certain disclosures regarding securitization of financial assets. This Statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. The adoption of this Statement did not have a material effect on the Company's consolidated financial statements.

In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101 (SAB 101), Revenue Recognition in Financial Statements, which provides guidance on the recognition, presentation and disclosure of revenue and financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. The Company has adopted SAB 101 effective with the first quarter of fiscal 2001. The implementation of SAB 101 did not have a material effect on the financial position or results of operations of the Company.

    In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 (SFAS 133), Accounting for Derivative Instruments and Hedging Activities, which establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognizes all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. In June 1999, the FASB issued Statement of Financial Accounting Standards No. 137 (SFAS 137), Accounting for Derivative Instruments - Deferral of the Effective Date of SFAS Statement No. 133. SFAS 137 defers the effective date of SFAS 133 until June 15, 2000. The Company has adopted SFAS 133 as required for its first quarterly filing of fiscal year 2001. SFAS 133 shall be effective for all subsequent quarters and annual filings. Adoption of the standard required the Company to recognize the fair value of derivatives held during the first fiscal quarter ended December 31, 2000. The cumulative effect of the adjustment was an increase in available-for-sale securities of $0.2 million at June 30, 2001 and an increase to net income of $1.1 million for the nine-month period ended June 30, 2001.

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

RESULTS OF OPERATIONS

    During the quarter, the Company, operating as The Santa Cruz Operation, Inc., completed the sale of its SCO Server Software and Professional Services divisions to Caldera Systems, Inc. Due to this transaction, third fiscal quarter results reflect approximately one month of operating results from all three SCO divisions. The remainder of the third fiscal quarter figures result from the Company operating as the one remaining division, Tarantella, Inc.

NET REVENUES

    The Company's net revenues are derived from software licenses and fees for services, which include engineering services, consulting, custom engineering, support and training.

    Net revenues for the three months ended June 30, 2001 decreased 67% to $8.8 million from $26.9 million in the same period in fiscal 2000. For the nine months ended June 30, 2001, net revenues decreased 46% to $62.6 million from $116.1 million for the nine months ended June 30, 2000. The decline in revenue performance was worldwide across all geographies and is attributable to the sale of a significant portion of our business. The Company's revenues were impacted by the general reduction in information technology ("IT") investments by companies for application server software and service initiatives. No one customer accounted for more than 10% of the Company's net revenues.

    License revenue for the three months ended June 30, 2001 was $7.8 million compared to $23.5 million in the same quarter of fiscal 2000. For the nine months ended June 30, 2001, license revenues decreased 48% to $54.8 million from $104.7 million for the nine months ended June 30, 2000. This decline is attributed to fewer large project deals and other market factors and the sale of the server business to Caldera.

    Service revenues decreased to $1.1 million for the three months ended June 30, 2001, from $3.4 million in the same period in 2000, a decline of 68%. Service revenue was 12% of the total revenue of the third quarter, compared to 13% in the prior year. The decline in service revenues was primarily in professional services area and is the result of re-focusing of the professional services division on the implementation of new strategies in conjunction with the sale of the professional services business to Caldera.

    International revenues continue to represent a significant portion of total net revenues comprising 51% of the revenues for the third fiscal quarter of 2001 and 54% for the same quarter in fiscal 2000.

COSTS AND EXPENSES

    Cost of license revenues for the three months ended June 30, 2001 decreased by 80% to $1.0 million compared to $5.0 million in the same period of fiscal 2000. For the nine months ended June 30, 2001, cost of license revenues decreased 52% to $8.0 million from $16.7 million for the nine months ended June 30, 2000. The declining cost of revenues is primarily due to expirations of several technology obligations. Additionally, material costs continue to decline as a result of the increasing number of internet orders. Also certain fixed costs such as technology and overhead declined.

    Cost of service revenues for the three months ended June 30, 2001 decreased by 70% to $1.4 million compared to $4.7 million for the same period in fiscal 2000. For the nine months ended June 30, 2001, cost of service revenues was $8.7 million as compared to $15.1 million for the same period in fiscal 2000. This decline is primarily a result of the sale of the Server and Professional Services business to Caldera as well as reduced staffing levels in both the support and professional services organizations due to realignments of these organizations.

    Total cost of revenues as a percentage of net revenues decreased to 28% in the third quarter of fiscal 2001 from 36% for the same period in fiscal 2000. For the nine month periods ended June 30, 2001 and 2000, cost of revenues represented 26% and 27% of net revenues, respectively. Cost of revenues were favorably impacted by the Company being involved in a protracted transaction involving the sale of a majority of the Company to Caldera International.

    Research and development expenses decreased 62% to $3.6 million in the third quarter of fiscal 2001 from $9.5 million in the comparable quarter of fiscal 2000, or 40% and 35% of net revenues, respectively. For the nine months ended June 30, 2001, research and development expenses decreased 48% to $16.5 million compared to $31.7 million for the same period in fiscal 2000. The decrease in research and development expenses can be attributed to lower labor costs driven by lower headcount as a result of a planned reduction in force and the sale of the Server Software and Professional Services division to Caldera.

    Sales and marketing expenses decreased 57% to $9.0 million in the third quarter of fiscal 2001 from $21.0 million for the comparable quarter of the prior year. Sales and marketing expenses represented 102% of net revenues in the third quarter of fiscal 2001 and 78% in 2000. For the nine months ended June 30, 2001, sales and marketing expenses decreased to $42.0 million (67% of net revenues) from $70.0 million (60% of net revenues) for the same period in fiscal 2000. The decrease is due to lower labor costs as a result of the sales of the Server and Professional Service division to Caldera combined with reductions driven by lower headcount as a result of a planned reduction in force.

    General and administrative expenses increased to $5.9 million for the third quarter of fiscal 2001 compared with $5.3 million in the third quarter of fiscal 2000, representing 67% and 20% of net revenues, respectively. For the nine months ended June 30, 2001, general and administrative expenses increased to $14.7 million, or 23% of net revenues, compared to $13.9 million, or 11% of net revenues, for the same period in fiscal 2000. The increase in general and administrative expense for the three months ended June 30, 2001 is attributed to the payment of executive retention bonuses of $2.1 million associated with the sale of the majority of the business to Caldera.

    Other income consists of net interest income, foreign exchange gain and loss, and realized gain and loss on investments, as well as other miscellaneous income and expense items. Net interest income was $0.1 million for the third quarter of fiscal 2001 and $0.4 million for the same period in fiscal 2000. For the nine months ended June 30, 2001, net interest income was $0.8 million as compared to $1.6 million for the same period in fiscal 2000. Other income was $50.2 million in the third quarter in fiscal 2001, compared to ($0.2) million for the same period of fiscal 2000. For the nine months ended June 30, 2001, other income was $53.9 million as compared to $1.6 million for the same period in 2000. The increase in other income is due the gain of $53.3 million on the transaction with Caldera.

    The provision for income taxes was $0.2 million for the third quarter of fiscal 2001 compared to $0.9 million for the same period in fiscal year 2000, and $47K for the nine months ended June 30, 2001 compared to $2.2 million for corresponding fiscal 2000 period. The tax provision for the third quarter of the current fiscal year and the third quarter and nine-month periods of Fiscal 2000 reflect foreign taxes payable. The tax provision for the nine-month period of the current fiscal year reflects foreign taxes payable offset by a benefit for the resolution of foreign audit issues.

    Net profit for the third quarter of fiscal 2001 was $38.1 million compared to net loss of $19.2 million for 2000. For the nine months ended June 30, 2001, net profit was $26.4 million compared to net loss of $36.2 million for the same period in fiscal 2000. The increase in net profit is due to the gain on the Caldera transaction of $53.3 million.

    Segment Information. The Company began reviewing its performance on the basis of its three divisions during the third quarter of fiscal 2000.

    Server Software Division. Net revenues for the server division for the three months ended June 30, 2001 decreased 77% to $5.8 million from $24.8 million in the same period in fiscal 2000. For the nine months ended June 30, 2001, net revenues for the server division was $52.3 million as compared to $107.1 million for the same period in fiscal 2000. The decline in revenue performance is attributable to the sale of the Server business to Caldera.

    Gross margin for the server division declined 76% to $4.0 million for the third quarter of fiscal 2001 compared to $16.7 million for the same period of fiscal 2000. For the nine months ended June 30, 2001, gross margin for the server division was $38.4 million as compared to $80.6 million for the same period in 2000. The decline in gross margin is mainly attributable to lower sales associated with the sale of the Server business. Gross margin as a percentage of revenues remained relatively flat for the third quarter of fiscal 2001 compared to for the same period of fiscal 2000 for the server division.

    The server division's operating loss for the three months ended June 30, 2001 was $2.6 million, compared to an operating loss of $8.5 million for the same period in fiscal 2000. For the nine months ended June 30, 2001, operating loss for the server division was $5.5 million as compared to $15.9 million for the same period in fiscal 2000. The decline is due to lower operating expenses attributable to lower labor costs caused by a reduction in force and higher than normal attrition combined with the sale of the server and professional services business.

    Tarantella Division. Net revenues for the Tarantella division for the three months ended June 30, 2001 increased 24% to $3.1 million from $2.5 million in the three months ended June 30, 2000. For the nine months ended June 30, 2001, net revenues for the Tarantella division was $10.3 million as compared to $8.5 million for the same period in fiscal 2000. The increase in net revenues is due to an overall increase in the repeat business of current customers as well as an increase in the number of new customers.

    Gross margin for the Tarantella division was $2.6 million for the three months ended June 30, 2001 compared with gross margin of $1.9 million for the same period in fiscal 2000, an increase of 37%. Gross margin as a percentage of net revenues for the Tarantella division improved to 83% in the third quarter of fiscal 2001 compared to 73% for the comparable period of the prior year. For the nine months ended June 30, 2001, gross margin for the Tarantella division was $8.6 million as compared to $6.4 million for the same period in 2000. The increase is attributed to improvement due to technology and overhead savings.

    The operating loss reported by the Tarantella division for the three months ended June 30, 2001 was $6.5 million, compared to a loss of $8.5 million in fiscal 2000. For the nine months ended June 30, 2001, the operating loss for the Tarantella division was $18.5 million as compared to $11.9 million for the same period in 2000. The decrease in the third quarter operating loss is a result of the re-alignment of the Tarantella business subsequent to the sale of the Server and Professional Services business to Caldera

    Professional Services Division. Net revenues for the professional services division for the three month period ended June 30, 2001 declined to $28K compared to $0.9 million for the same period in fiscal 2000. For the nine months ended June 30, 2001, the net revenue for the professional services division was $1.4 million as compared to $3.0 million for the same period in fiscal 2000. The revenue decrease can be attributed to the sale of the server and professional services division to Caldera.

    Gross margin loss for the professional services division was $0.2 million for the three months ended June 30, 2001 compared with a loss of $0.6 million for the same period in fiscal 2000. For the nine months ended June 30, 2001, the gross margin loss for the professional services division was $0.7 million as compared to $1.9 million for the same period in fiscal 2000. The reduction in gross loss is primarily attributable to reduced expenses as a result of the sale of the server and professional services business.

    Operating loss for the three months ended June 30, 2001 was $0.6 million, compared to the operating loss of $1.6 million in fiscal 2000. For the nine months ended June 30, 2001, the operating loss for the professional services division was $2.8 million as compared to $3.4 million for the same period in fiscal 2000.

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

    As consideration for the transaction, the Company received 16 million shares of Caldera International which represents approximately 28.2% of Caldera International on a fully diluted basis. Accordingly, the Company will account for its investment in Caldera International using the equity method of accounting and beginning in the fourth fiscal quarter the Company's operating results will include 28.2% of the operating results of Caldera International. Caldera has historically reported net losses and continued losses could negatively impact our results of operations.

    The Company holds a significant portion of Caldera common stock which has experienced significant volatility historically. The Company will continue to evaluate the carrying value of this asset to determine impairment by evaluating events or changes in circumstances which may indicate that the carrying amount of the asset may not be recoverable. A significant impairment loss may be recognized if the Company determines the carrying amount of the asset is other than temporarily impaired.

    The Company's Tarantella products are still in the early stages of the product life cycle. Furthermore, the market in which the products are sold is a new market. Therefore, it is difficult to assess the market potential and the ability of the products to meet the requirements of the market. As a small company, the Company may not have credibility with enterprise customers, which is critical to its success.

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

    The Company experiences seasonality of revenues for the European market. European revenues during the quarter ending June 30 are historically lower or relatively flat compared to the prior quarter. This reflects a reduction in customer purchases in anticipation of reduced selling activity during the summer months. Additionally, net revenues for the first quarter of the fiscal year are typically lower or relatively flat compared to net revenues of the prior quarter.

    The overall cost of revenues may be affected by changes in the mix of net revenue contribution between licenses and services, products, geographical regions and channels of distribution, as the costs associated with these revenues may have substantially different characteristics. The Company may also experience a change in margin as net revenues increase or decrease since technology costs, service costs and production costs are fixed within certain volume ranges.

    The Company depends on information received from external sources in evaluating the inventory levels at distribution partners in the determination of reserves for the return of materials not sold, stock rotation and price protection. Significant effort has gone into developing systems and procedures for determining the appropriate reserve level.

    Substantial portions of the Company's revenues are derived from sales to customers outside the United States. Trade sales to international customers represented 51% and 54% of total revenues for the third quarter of fiscal 2001 and 2000, respectively. The Company's revenues can also be affected by general economic conditions in the United States, Europe and other international markets. The Company's operating strategy and pricing take into account changes in exchange rates over time. However, the Company's results of operations may be significantly affected in the short term by fluctuations in foreign currency exchange rates.

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

    The Company is exposed to equity price risk regarding the marketable portion of equity securities in its portfolio of investments entered into for the promotion of business and strategic objectives as well as a large number of shares of Caldera common stock. The Company is exposed to fluctuations in the market values of our portfolio investments. The Company maintains investment portfolio holdings of various issuers, types and maturities. These securities are generally classified as available for sale and consequently, are recorded on the balance sheet at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income, net of tax. Part of this portfolio includes minority equity investments in several publicly traded companies, the values of which are subject to market price volatility. The Company has also invested in several privately held companies, many of which can still be considered in the startup or development stages. These investments are inherently risky as the market for the technologies or products they have under development are typically in the early stages and may never materialize. The Company could lose its entire initial investment in these companies. The Company typically does not attempt to reduce or eliminate its market exposure pertaining to these equity securities.

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

LIQUIDITY AND CAPITAL RESOURCES

    Cash, cash equivalents and short-term investments were $23.5 million at June 30, 2001, representing 31% of total assets. The nine month decrease in cash and short-term investments of $4.8 million was primarily attributable to the decrease in revenue resulting in lower cash collections. The Company's operating activities provided cash of $25.8 million for the first nine months of fiscal 2001, compared to $21.4 million used for operating activities for fiscal 2000. Cash provided by investing activities during the nine month period was $25.8 million in fiscal 2001 compared to cash provided from investing of $3.1 million in fiscal 2000. The increase was attributable primarily to the proceeds received from the Caldera transaction. Cash provided by financing activities was $0.6 million for the first nine months of fiscal 2001 compared with cash used of $3.1 million for the same period in fiscal 2000.

    The Company's third quarter ended June 30, 2001 Days Sales Outstanding (DSO) remained relatively flat at 75.8 days, an increase of 4 days from the first quarter of fiscal 2001.

    As of June 30, 2001, the Company had an equity investment in Rainmaker Systems having a fair market value of $0.4 million and a cost basis of $0.2 million. In January 2001, the Company sold 3,200,000 shares of its Rainmaker stock for $1.00 per share, and received cash proceeds of $3.2 million. The cost basis of the sale was $1.1 million, and the Company realized a gain of $2.1 million from this sale.

    The Company has incurred losses from operations of approximately $12.1 million during the third quarter of fiscal 2001 and $18.6 million during fiscal 2000 and revenues have declined from $26.9 million for the third quarter of fiscal 2000 to $8.8 million for the same quarter of fiscal 2001. For the nine month period ended fiscal 2001 losses from operations were $28.4 million and $37.1 million during the comparable quarters in fiscal 2000. Revenues declined from $116.1 million for the nine months ended fiscal 2000 to $62.6 million for the same period of fiscal 2001. The Company has an accumulated deficit of $66.9 million as of June 30, 2001.

    In connection with the transaction with Caldera, the Company entered into a Loan Agreement and a Secured Convertible Promissory Note effective January 8, 2001, with The Canopy Group for borrowings up to $18.0 million. Drawings on the financing agreement are repayable on December 31, 2001 and bear interest at a rate per annum of 10%. Drawings are collateralized by the Company's tangible and intangible assets and are convertible into common stock at the option of the lender at the closing price of the Company's common stock on the date of issuance, subject to certain limitations. The unconverted principal is repayable in cash. The Company has not made any drawings on this line of credit.

    The Company believes that, based on its current plans its existing cash and cash equivalents, short-term investments, funds generated from operations and available borrowing capabilities will be sufficient to meet its operating requirements through fiscal 2001, however additional financing may be required thereafter.

RECENT ACCOUNTING PRONOUNCEMENTS

    In June 2001, the Financial Accounting Standards Board approved SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 prospectively prohibits the pooling of interest method of accounting for business combinations initiated after June 30, 2001. SFAS No. 142 requires companies to cease amortizing goodwill that existed at June 30, 2001. Any goodwill resulting from acquisitions completed after June 30, 2001 will not be amortized. SFAS No. 142 also establishes a new method of testing goodwill for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value. The adoption of SFAS No. 142 will require the to test its goodwill for impairment under the new standard beginning in the first quarter of fiscal year 2002, which could have an adverse effect on the Company's future results of operations if an impairment occurs.

    In September of 2000, SFAS No. 140 was issued replacing SFAS No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This Statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities based on a financial-components approach that focuses on control. Under that approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. In addition, this Statement requires certain disclosures regarding securitization of financial assets. This Statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. The adoption of this Statement did not have a material effect on the Company's consolidated financial statements.

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

                           PART II. OTHER INFORMATION


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Santa Cruz Operation, Inc. held a special meeting of shareholders on May 4, 2001. The following matters were approved by the shareholders by the votes indicated:

                                                               For            Against          Abstain
                                                            ----------       ---------         -------
To approve and adopt the agreement and plan of              22,923,093         199,724         743,666
reorganization dated August 1, 2000 and amended
September 13, 2000, and February 9, 2001 and among
The Santa Cruz Operation, Inc., Caldera Systems, Inc.,
and Caldera International, Inc.

To approve an amendment to the Company's articles           22,839,447         270,569         756,467
of incorporation to change the corporate name to
"Tarantella, Inc."

To transact such other business as may properly come        19,139,208       3,851,078         876,197
before the special meeting or any adjournment or
postponement thereof

ITEM 6.

ITEMS 1, 2, 3, 5 AND ARE NOT APPLICABLE AND HAVE BEEN OMITTED.

                                   Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                       Tarantella, Inc.


   Date:  August 21, 2001               By:          /s/ Randall Bresee
                                  ----------------------------------------------
                                                      Randall Bresee
                                  Senior Vice President, Chief Financial Officer




                                          By:          /s/ Jenny Twaddle
                                  ----------------------------------------------
                                                       Jenny Twaddle
                                            Vice President, Corporate Controller