Form 10-Q/A
period 2000-12-31
TARANTELLA INC
filed 2001-08-30
CIK 851560

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

                            -------------------------

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

                         THE SANTA CRUZ OPERATION, INC.

                                   FORM 10-Q/A

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2000

                                TABLE OF CONTENTS


                                                                                                                     PAGE
                                                                                                                     ----
PART I.  FINANCIAL INFORMATION


         ITEM 1.  FINANCIAL STATEMENTS

                  a)  CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED DECEMBER 31, 2000 AND 1999......1

                  b)  CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31, 2000 AND SEPTEMBER 30, 2000.......................2

                  c)  CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED DECEMBER 31, 2000 AND 1999......3

                  d)  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ......................................................4

         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS...............13

         ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK..........................................19

PART II.  OTHER INFORMATION

         ITEM 6.  EXHIBITS............................................................................................20

SIGNATURES ...........................................................................................................21

                          Part I. Financial Information
                          Item I. Financial Statements


THE SANTA CRUZ OPERATION, INC.

CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except amounts per share)



                                                                               THREE MONTHS ENDED
                                                                                    DECEMBER 31,
                                                                            ---------------------------
                                                                              2000               1999
                                                                            --------           --------
                                                                                   (UNAUDITED)
NET REVENUES
    License, third parties                                                  $ 20,967           $ 45,835
    License, related parties                                                   1,894              3,603
    Services, third parties                                                    3,011              3,177
    Services                                                                     583              1,038
                                                                            --------           --------
       Total net revenues                                                     26,455             53,653
                                                                            --------           --------
COST OF REVENUES
    License, third parties                                                     3,191              6,204
    License, related parties                                                     288                488
    Services, third parties                                                    3,018              3,874
    Services                                                                     584              1,266
                                                                            --------           --------
       Total cost of revenues                                                  7,081             11,832
                                                                            --------           --------
      GROSS MARGIN                                                            19,374             41,821
                                                                            --------           --------

OPERATING EXPENSES:
    Research and development                                                   6,432             10,578
    Sales and marketing                                                       16,331             25,299
    General and administrative                                                 4,267              3,836
                                                                            --------           --------
       Total operating expenses                                               27,030             39,713
                                                                            --------           --------
       OPERATING INCOME (LOSS)                                                (7,656)             2,108

OTHER INCOME (EXPENSE):
    Interest income, net                                                         406                600
    Other income (expense), net                                                  586                837
                                                                            --------           --------
       Income (loss) before income taxes                                      (6,664)             3,545
    Income taxes                                                                 616                670
                                                                            --------           --------
      NET INCOME (LOSS)                                                       (7,280)             2,875
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX
    Unrealized gain (loss) on available-for-sale equity securities            (3,876)            55,863
    Foreign currency translation adjustment                                      (53)                 1
                                                                            --------           --------
      COMPREHENSIVE INCOME (LOSS)                                           $(11,209)          $ 58,739
                                                                            ========           ========
      EARNINGS (LOSS) PER SHARE:
            Basic                                                           $  (0.18)          $   0.08
            Diluted                                                         $  (0.18)          $   0.07
                                                                            ========           ========
      SHARES USED IN EARNINGS (LOSS) PER SHARE CALCULATION:
            Basic                                                             39,443             34,713
            Diluted                                                           39,443             41,258
                                                                            ========           ========


          See accompanying notes to consolidated financial statements.

THE SANTA CRUZ OPERATION, INC.


                                                                   DECEMBER 31,       SEPTEMBER 30,
CONSOLIDATED BALANCE SHEETS                                           2000                 2000
                                                                   ------------       -------------
(In thousands)                                                     (UNAUDITED)
ASSETS
Current assets:
    Cash and cash equivalents                                       $  10,009           $  20,879
    Short-term investments                                              3,100               5,567
    Receivables, third parties, net                                    19,672              22,917
    Receivables, related third parties                                  2,483               1,352
    Available-for-sale equity securities                                5,212               7,119
    Other current assets                                                6,001               4,358
                                                                    ---------           ---------
       Total current assets                                            46,477              62,192
                                                                    ---------           ---------
Property and equipment, net                                             7,906               9,012
Purchased software and technology licenses, net                         5,030               5,830
Other assets                                                            3,692               5,168
                                                                    ---------           ---------
          TOTAL ASSETS                                              $  63,105           $  82,202
                                                                    =========           =========
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Trade accounts payable                                          $   4,205           $   5,521
    Royalties payable                                                   2,362               4,530
    Income taxes payable                                                2,178               1,964
    Accrued restructuring charges                                       2,903               5,964
    Accrued expenses and other current liabilities                     19,795              20,225
    Deferred revenues                                                   6,174               7,334
                                                                    ---------           ---------
       Total current liabilities                                       37,617              45,538
                                                                    ---------           ---------
Long-term lease obligations                                               346                 545
Long-term deferred revenues                                             1,626               1,397
Other long-term liabilities                                             3,516               3,520
                                                                    ---------           ---------
       Total long-term liabilities                                      5,488               5,462
                                                                    ---------           ---------
SHAREHOLDERS' EQUITY
    Common stock, no par value, authorized 100,000 shares;
       Issued and outstanding 39,445 and 39,436 shares                118,947             118,940
    Accumulated other comprehensive income                              1,557               5,486
    Accumulated deficit                                              (100,504)            (93,224)
                                                                    ---------           ---------
       Total shareholders' equity                                      20,000              31,202
                                                                    ---------           ---------
          TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                $  63,105           $  82,202
                                                                    =========           =========


          See accompanying notes to consolidated financial statements.

THE SANTA CRUZ OPERATION, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)


                                                                                   THREE MONTHS ENDED
                                                                                      DECEMBER 31,
                                                                               ---------------------------
                                                                                 2000                1999
                                                                               --------           --------
                                                                                       (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                              $ (7,280)          $  2,875
Adjustments to reconcile net income (loss) to net cash
     provided by operating activities -
       Depreciation and amortization                                              2,432              2,874
       Investment (gain) loss                                                      (617)                --
       Exchange (gain) loss                                                         (41)               (80)
       Changes in operating assets and liabilities-
           Receivables                                                            2,112              6,868
           Other current assets                                                  (1,695)             1,002
           Other assets                                                              75                543
           Royalties payable                                                     (2,163)               723
           Trade accounts payable                                                (1,317)            (1,618)
           Income taxes payable                                                     239                785
           Accrued restructuring charge                                          (3,061)                --
           Accrued expenses and other current liabilities                            12             (3,035)
           Deferred revenues                                                       (900)            (2,457)
           Other long-term liabilities                                               (4)              (908)
                                                                               --------           --------
           Net cash provided by (used for) operating activities                 (12,208)             7,572
                                                                               --------           --------

CASH FLOWS FROM INVESTING ACTIVITIES:
       Purchases of property and equipment                                         (191)            (1,258)
       Purchases of software and technology licenses                               (198)              (108)
       Sales of short-term investments                                            2,500              6,500
       Purchases of short-term investments                                          (33)            (6,886)
       Investments in other assets                                                 (145)            (1,505)
                                                                               --------           --------
           Net cash provided by (used for) investing activities                   1,933             (3,257)
                                                                               --------           --------

CASH FLOWS FROM FINANCING ACTIVITIES:
       Payments on capital leases                                                  (585)              (835)
       Net proceeds from sale of common stock                                         7              6,883
       Repurchases of common stock                                                   --             (6,278)
                                                                               --------           --------
           Net cash used for financing activities                                  (578)              (230)
                                                                               --------           --------
Effects of exchange rate changes on cash and cash equivalents                       (17)                99
                                                                               --------           --------
Change in cash and cash equivalents                                             (10,870)             4,184
Cash and cash equivalents at beginning of period                                 20,879             33,683
                                                                               --------           --------
Cash and cash equivalents at end of period                                     $ 10,009           $ 37,867
                                                                               ========           ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash paid-
       Income taxes                                                            $    383           $   (121)
       Interest                                                                      55                 86
    Non-cash financing and investing activities-
       Unrealized gain (loss) on available-for-sale equity securities          $ (3,876)          $ 76,854
                                                                               ========           ========


          See accompanying notes to consolidated financial statements.

THE SANTA CRUZ OPERATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
--------------------------------------------------------------------------------


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

RESTATEMENT

        Statement of Financial Accounting Standard No. 133, Accounting for Derivative Instruments and Hedging Activities, was effective for the Company beginning October 1, 2000. Accordingly, any derivative investments of this type that are held by the Company as of that date is required to be recorded at its fair value and then revalued at each period end with a corresponding adjustment to income. Upon further analysis by the Company, it was determined the Company obtained and held warrants in a private company which was purchased by a publicly traded entity during the Company's first quarter ended December 31, 2000. Under FAS 133 and as part of the restatement, these warrants were deemed derivatives and their fair values were recorded by the Company and revalued at the current market value at each period end which resulted in an increase of $0.2 million in interest income. In addition, the Company held an investment in the private entity that was purchased by a publicly traded entity and the exchange created a new cost basis for the investments at the date of exchange. The increase in the cost basis of the investment created a gain of $0.4 million in other income. Due to the new cost basis there was an increase to unrealized loss of $0.7 million on available for sale equity securities. The net effect of the two changes resulted in a total decrease of $0.1 million to comprehensive income. The financial statements for the three months ended December 31, 2000 have been restated to reflect these changes. The restatement does not affect previously reported net cash flows for the periods. The effects of this restatement on previously reported consolidated financials are as follows (amounts in thousands except per share data):

                                                                                          Three months ended
                                                                                           December 31, 2000
                                                                                  --------------------------------
                                                                                  As previously
                                                                                     reported             Restated
                                                                                  -------------          ---------
STATEMENT OF OPERATIONS:
        Other income, (expense)
             Interest income (net)                                                   $     194           $     406
             Other income (expense), net                                                   181                 586
        Net income (loss)                                                               (7,897)             (7,280)
        Other comprehensive income
             Unrealized gain (loss) on available-for-sale equity securities             (3,158)             (3,876)
             Foreign currency translation adjustment                                       (53)                (53)
        Earnings (loss) per share                                                    $   (0.20)          $   (0.18)

BALANCE SHEET
        Available-for-sale equity securities                                         $   5,313           $   5,212
        Accumulated other comprehensive income                                           2,275               1,557
        Accumulated deficit                                                          $(101,121)          $(100,504)


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

The fiscal 2000 second quarter restructuring charge is summarized as follows:

                      SECOND QUARTER RESTRUCTURING ACCRUAL

                                            Reduction                                           Disposal of
(In thousands)                              in Force         Facilities        Technology       Fixed Assets          Total
                                            ---------        ----------        ----------       ------------         -------
Restructuring charge accrued                 $ 3,574           $ 1,052           $   667           $   594           $ 5,887
Payments/utilization of the accrual           (2,660)              (94)             (667)             (256)           (3,677)
Provision adjustment                            (914)               --                --                --              (914)
                                             -------           -------           -------           -------           -------
Accrual at September 30, 2000                     --               958                --               338             1,296
Payments/utilization of the accrual               --               (75)               --                (4)              (79)
                                             -------           -------           -------           -------           -------
Accrual at December 31, 2000                 $    --           $   883           $    --           $   334           $ 1,217
                                             =======           =======           =======           =======           =======

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

The fiscal 2000 fourth quarter restructuring charge is summarized as follows:


                                                FOURTH QUARTER RESTRUCTURING ACCRUAL

                                           Reduction                          Disposal of
(In thousands)                              in Force         Facilities       Fixed Assets          Total
                                           ---------         ----------       ------------         -------
Restructuring charge accrued                 $ 4,658           $   804           $   248           $ 5,710
Payments/utilization of the accrual           (1,042)               --                --            (1,042)
                                             -------           -------           -------           -------
Accrual at September 30, 2000                  3,616               804               248             4,668
Payments/utilization of the accrual           (2,794)             (167)              (21)           (2,982)
                                             -------           -------           -------           -------
Accrual at December 31, 2000                 $   822           $   637           $   227           $ 1,686
                                             =======           =======           =======           =======


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

        The following table presents information about reportable segments (in thousands):


                                                       Three Months Ended
                                                            December 31,
                                                    ---------------------------
                                                      2000               1999
                                                    --------           --------
Net revenues:
      Server software division                      $ 23,026           $ 49,496
      Tarantella division                              3,178              3,499
      Professional services division                     861              1,284
      Corporate adjustments                             (610)              (626)
                                                    --------           --------
             Total net revenues                     $ 26,455           $ 53,653
                                                    ========           ========

Gross margin:
      Server software division                      $ 16,951           $ 39,501
      Tarantella division                              2,583              2,845
      Professional services division                    (106)              (525)
      Corporate adjustments                              (54)                --
                                                    --------           --------
            Total gross margin                      $ 19,374           $ 41,821
                                                    ========           ========

Operating income (loss):
      Server software division                      $   (210)          $  3,615
      Tarantella division                             (6,524)              (732)
      Professional services division                    (930)              (775)
      Corporate adjustments                                8                 --
                                                    --------           --------
             Total operating income (loss)          $ (7,656)          $  2,108
                                                    ========           ========

The following table presents information about geographical segments (in thousands):


                                                          Three Months Ended
                                                             December 31,
                                                     ---------------------------
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

Unrealized gains and losses on available for sale investments as of December 31, 2000 are as follows (in thousands):

                                                                             Unrealized
                                               FMV              Cost          Gain/Loss
                                             -------          -------        ----------
Caldera                                           81              250             (169)
Ebiz Stock                                       499            2,795           (1,470)
Rainmaker                                      4,632            1,251            3,381
                                             -------          -------          -------
Total Stock                                    5,212            4,296            1,742
                                             =======          =======          =======
Ebiz Warrants                                                     528               --
                                             =======          =======          =======
Total Available for Sale Equity Securities   $ 5,212          $ 4,824          $ 1,742
                                             -------          -------          -------

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

6. COMPREHENSIVE INCOME

        The following table presents the calculation of comprehensive income as required by SFAS 130. The components of other comprehensive income (loss) for the three months ended December 31, 2000 and 1999 are as follows (in thousands):


                                                                            2000               1999
                                                                          --------           --------
               Net income (loss)                                          $ (7,280)          $  2,875
               Other comprehensive income:
                    Foreign currency translation adjustment                    (53)                 1
                    Unrealized gain (loss) on available-for-sale
                         equity securities                                  (3,876)            76,854
                    Gross tax on unrealized gain (loss) on
                         available-for-sale equity securities                   --            (30,611)
                    Release of deferred tax valuation allowance                 --              9,620
                                                                          --------           --------
               Total other comprehensive income (loss)                    $(11,209)          $ 58,739
                                                                          ========           ========

7. EARNINGS PER SHARE (EPS) DISCLOSURES

        Basic and diluted earnings per share were calculated as follows during the three months ended December 31, 2000 and 1999:


                                                                              2000               1999
                                                                            --------           --------
          Basic:
                  Weighted average shares                                     39,443             34,713
                                                                            --------           --------
                  Net income (loss)                                         $ (7,280)          $  2,875
                                                                            ========           ========
                  Earnings (loss) per share                                 $  (0.18)          $   0.08
                                                                            ========           ========

          Diluted:
                  Weighted average shares                                     39,443             34,713
                  Common equivalent shares from stock options
                       and warrants                                               --              6,545
                                                                            --------           --------
                  Shares used in per share calculation                        39,443             41,258
                                                                            ========           ========
                  Net income (loss)                                         $ (7,280)          $  2,875
                                                                            ========           ========
                  Net income (loss) per share                               $  (0.18)          $   0.07
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

        In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 (SFAS 133), Accounting for Derivative Instruments and Hedging Activities, which establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. In June 1999, the FASB issued Statement of Financial Accounting Standards No. 137 (SFAS 137), Accounting for Derivative Instruments Deferral of the Effective Date of SFAS Statement No. 133. SFAS 137 defers the effective date of SFAS 133 until June 15, 2000. The Company has adopted SFAS 133 as required for its first quarterly filing of fiscal year 2001. Adoption of the standard required the Company to recognize the fair value of derivatives held during the first quarter ended December 31, 2000. The cumulative effect of the adjustment was an increase in available-for-sale securities of $0.1 million at December 31, 2001 and an increase to net income of $1.1 million for the three-month period ended December 31, 2001.

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

        On May 4, 2001 the Company consummated its agreement with Caldera Systems, Inc., in which Caldera Systems, Inc. acquired the Company's Server Software and Professional Services divisions.

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

        Other income consists of net interest income, foreign exchange gain and loss, and realized gain and loss on investments, as well as other miscellaneous income and expense items. Net interest income was $0.4 million for the first quarter of fiscal 2001 and $0.6 million for the comparable quarter in the prior year. Other income was $0.6 million in the first quarter of fiscal 2001, compared to $0.8 million for the same period of fiscal 2000. The decrease in interest income is due to the lower cash and short-term investment balances in the first quarter of fiscal 2001. In the first quarter of fiscal 2000, other income included a gain on the sale of an equity security investment of $0.6 million. There was no corresponding sale in fiscal 2001. However, there was investment income related to the accounting for derivatives under SFAS 133.

        The provision for income taxes was $0.6 million for the first quarter of fiscal 2001 compared to $0.7 million for the same period of the prior fiscal year. The tax provisions for the first quarters of the current and prior fiscal years reflect foreign taxes payable.

        Net loss for the first quarter of fiscal 2001 was $7.3 million compared to net income of $2.9 million for 2000.

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

        The Company has incurred losses from operations of approximately $7.3 million during the first quarter of fiscal 2001 and $57.0 million during fiscal 2000 and revenues have declined from $49.4 million for the first quarter of fiscal 2000 to $22.9 million for the same quarter of fiscal 2001. Revenues have declined $223.6 million for the year ended September 30, 1999 to $148.9 million for the year ended September 30, 2000 and the Company has an accumulated deficit as of December 31, 2000. These factors have caused management to evaluate the Company's liquidity and to establish plans to reduce costs, and increase revenues and improve margins. The Company has recently announced cost reduction plans in order to reduce operating expenses to levels consistent with current revenues and is investigating financing alternatives. There can be no assurance that such cost reduction measures will be adequate or such financing will be available, if at all, on terms acceptable to the Company.

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

        In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 (SFAS 133), Accounting for Derivative Instruments and Hedging Activities, which establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. In June 1999, the FASB issued Statement of Financial Accounting Standards No. 137 (SFAS 137), Accounting for Derivative Instruments Deferral of the Effective Date of SFAS Statement No. 133. SFAS 137 defers the effective date of SFAS 133 until June 15, 2000. The Company has adopted SFAS 133 as required for its first quarterly filing of fiscal year 2001. Adoption of the standard required the Company to recognize the fair value of derivatives held during the first quarter ended December 31,2000. The cumulative effect of the adjustment was an increase in available-for-sale securities of $0.2 million at December 31, 2000 and an increase to net income of $1.1 million for the three-month period ended December 31, 2000.

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



                                         The Santa Cruz Operation, Inc.

Date: August 29, 2001                    By: /s/ Randall Bresee
                                             ----------------------------------
                                                 Randall Bresee
                                                 Senior Vice President,
                                                 Chief Financial Officer


                                         By: /s/ Jenny Twaddle
                                             ----------------------------------
                                                 Jenny Twaddle
                                                 Vice President,
                                                 Corporate Controller