Form 10-Q/A
period 2001-03-31
TARANTELLA INC
filed 2001-08-30
CIK 851560

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

                                TARANTELLA, INC.

                                   FORM 10-Q/A

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

                 a)  CONSOLIDATED STATEMENTS OF OPERATIONS
                     FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2001 AND 2000........1

                 b)  CONSOLIDATED BALANCE SHEETS
                     AS OF MARCH 31, 2001 AND SEPTEMBER 30, 2000.......................2

                 c)  CONSOLIDATED STATEMENTS OF CASH FLOWS
                     FOR THE SIX MONTHS ENDED MARCH 31, 2001 AND 2000..................3

                 d)  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS .......................4

         ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                 RESULTS OF OPERATIONS................................................12

         ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK...........18

PART II. OTHER INFORMATION

         ITEM 6. EXHIBITS.............................................................19

SIGNATURES............................................................................20

                          Part I. Financial Information

                          Item I. Financial Statements

TARANTELLA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except earnings per share)

--------------------------------------------------------------------------------------------------------------------
                                                                   THREE MONTHS ENDED           SIX MONTHS ENDED
                                                                        MARCH 31,                   MARCH 31,
                                                                   2001          2000          2001          2000
                                                                       (UNAUDITED)                 (UNAUDITED)
--------------------------------------------------------------------------------------------------------------------
NET REVENUES

    License, third parties                                       $ 22,040      $ 29,934      $ 43,007      $ 75,769

    License, related parties                                        2,125         1,878         4,019         5,481

    Service, third parties                                          2,638         2,965         5,649         6,142

    Service, related parties                                          548           765         1,131         1,803
--------------------------------------------------------------------------------------------------------------------
       Total net revenues                                          27,351        35,542        53,806        89,195
--------------------------------------------------------------------------------------------------------------------

COST OF REVENUES

    License, third parties                                          2,923         4,133         6,114        10,337

    License, related parties                                          589           834           877         1,322

    Service, third parties                                          3,011         4,402         6,029         8,276

    Service, related parties                                          608           888         1,192         2,154
--------------------------------------------------------------------------------------------------------------------
       Total cost of revenues                                       7,131        10,257        14,212        22,089
--------------------------------------------------------------------------------------------------------------------
       GROSS MARGIN                                                20,220        25,285        39,594        67,106
--------------------------------------------------------------------------------------------------------------------

OPERATING EXPENSES:

    Research and development                                        6,518        11,632        12,950        22,210

    Sales and marketing                                            16,675        23,723        33,006        49,022

    General and administrative                                      4,505         4,672         8,772         8,508

    Restructuring charges                                           1,133         5,887         1,133         5,887
--------------------------------------------------------------------------------------------------------------------
       Total operating expenses                                    28,831        45,914        55,861        85,627
--------------------------------------------------------------------------------------------------------------------
        OPERATING INCOME (LOSS)                                    (8,611)      (20,629)      (16,267)      (18,521)

OTHER INCOME (EXPENSE):

    Interest income, net                                              284           592           690         1,192

    Other income (expense), net                                     3,071           908         3,657         1,745
--------------------------------------------------------------------------------------------------------------------
       Income (loss) before income taxes                           (5,256)      (19,129)      (11,920)      (15,584)

    Income taxes                                                     (817)          680          (201)        1,350
--------------------------------------------------------------------------------------------------------------------
       NET INCOME (LOSS)                                           (4,439)      (19,809)      (11,719)      (16,934)

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX

    Unrealized gain (loss) on available-for-sale
       equity securities                                             (120)      (34,198)       (3,996)       21,665

    Foreign currency translation adjustment                           282           (79)          229           (78)
--------------------------------------------------------------------------------------------------------------------
       COMPREHENSIVE INCOME (LOSS)                               $ (4,277)     $(54,086)     $(15,486)     $  4,653
--------------------------------------------------------------------------------------------------------------------

       EARNINGS (LOSS) PER SHARE:
            Basic                                                $  (0.11)     $  (0.56)     $  (0.30)     $  (0.48)
            Diluted                                              $  (0.11)     $  (0.56)     $  (0.30)     $  (0.48)
--------------------------------------------------------------------------------------------------------------------

       SHARES USED IN EARNINGS (LOSS) PER SHARE CALCULATION:
            Basic                                                  39,733        35,596        39,586        35,154
            Diluted                                                39,733        35,596        39,586        35,154
--------------------------------------------------------------------------------------------------------------------

          See accompanying notes to consolidated financial statements.

TARANTELLA, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands)

                                                                      MARCH 31,       SEPTEMBER 30,
                                                                        2001              2000
                                                                     (UNAUDITED)
--------------------------------------------------------------------------------------------------
ASSETS

Current assets:

    Cash and cash equivalents                                         $  15,014         $  20,879
    Short-term investments                                                3,100             5,567
    Receivables, third parties, net                                      18,253            22,917
    Receivables, related parties                                          4,770             1,352
    Available-for-sale equity securities                                  6,055             7,119
    Other current assets                                                  7,769             4,358
--------------------------------------------------------------------------------------------------
       Total current assets                                              54,961            62,192
--------------------------------------------------------------------------------------------------
 Property and equipment, net                                              7,251             9,012
 Purchased software and technology licenses, net                          4,593             5,830
 Other assets                                                             4,755             5,168
--------------------------------------------------------------------------------------------------
          TOTAL ASSETS                                                $  71,560         $  82,202
--------------------------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:

    Trade accounts payable                                            $   2,667         $   5,521
    Royalties payable                                                     3,771             4,530
    Note Payable                                                          7,000                --
    Income taxes payable                                                  1,397             1,964
    Accrued restructuring charges                                         2,058             5,964
    Accrued expenses and other current liabilities                       22,835            20,225
    Deferred revenues                                                    10,968             7,334
--------------------------------------------------------------------------------------------------
       Total current liabilities                                         50,696            45,538
--------------------------------------------------------------------------------------------------
 Long-term lease obligations                                                  6               545
 Long-term deferred revenues                                              1,371             1,397
 Other long-term liabilities                                              2,982             3,520
--------------------------------------------------------------------------------------------------
       Total long-term liabilities                                        4,359             5,462
--------------------------------------------------------------------------------------------------

SHAREHOLDERS' EQUITY

    Common stock, no par value, net, authorized 100,000 shares
       Issued and outstanding 39,877 and 39,346 shares                  119,728           118,940
    Accumulated other comprehensive income                                1,719             5,486
    Accumulated deficit                                                (104,942)          (93,224)
--------------------------------------------------------------------------------------------------
       Total shareholders' equity                                        16,505            31,202
--------------------------------------------------------------------------------------------------
          TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                  $  71,560         $  82,202
--------------------------------------------------------------------------------------------------

          See accompanying notes to consolidated financial statements.

TARANTELLA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

----------------------------------------------------------------------------------------------------
                                                                               SIX MONTHS ENDED
                                                                                   MARCH 31,
                                                                             2001            2000
                                                                         (UNAUDITED)
----------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss                                                                   $(11,719)       $(16,934)
Adjustments to reconcile net loss to net cash
     used for operating activities -
      Depreciation and amortization                                           4,520           6,124
      Investment (gain) loss                                                 (2,011)
      Exchange (gain) loss                                                      336            (190)
      Gain on sale of marketable securities                                  (2,120)             --
      Non-cash restructuring charge                                              --           5,887
Changes in operating assets and liabilities -
      Receivables                                                             1,327           6,628
      Other current assets                                                   (3,443)            351
      Other assets                                                              136           1,328
      Royalties payable                                                        (748)         (2,787)
      Trade accounts payable                                                 (2,844)           (152)
      Income taxes payable                                                   (1,145)          1,295
      Accrued expenses and other current liabilities                          5,048          (6,743)
      Deferred revenues                                                       3,540               9
      Other long-term liabilities                                                (3)           (493)
----------------------------------------------------------------------------------------------------
          Net cash used for operating activities                             (9,126)         (5,677)
----------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchases of property and equipment                                      (989)         (2,526)
      Purchases of software and technology licenses                            (341)           (433)
      Sales of short-term investments                                         2,500          11,725
      Purchases of short-term investments                                       (33)        (10,606)
      Proceeds from sale of marketable securities                             3,200              --
      Changes in other assets                                                  (736)         (2,869)
----------------------------------------------------------------------------------------------------
          Net cash provided by (used for) investing activities                3,601          (4,709)
----------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:

      Payments on capital leases                                             (1,121)         (1,580)
      Net proceeds from sale of common stock                                    788          11,331
      Repurchases of common stock                                                --         (12,786)
----------------------------------------------------------------------------------------------------
          Net cash used for financing activities                               (333)         (3,035)
----------------------------------------------------------------------------------------------------
Effects of exchange rate changes on cash and cash equivalents                    (7)             33
----------------------------------------------------------------------------------------------------
Change in cash and cash equivalents                                          (5,865)        (13,388)
Cash and cash equivalents at beginning of period                             20,879          33,683
----------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                 $ 15,014        $ 20,295
----------------------------------------------------------------------------------------------------
    Cash paid-
      Income taxes                                                         $    641        $      5
      Interest                                                                   90             135
    Non-cash financing and investing activities-
      Unrealized gain (loss) on available-for-sale equity securities       $   (120)       $ 29,124
      Assets acquired under capital leases                                       --              20
----------------------------------------------------------------------------------------------------

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

RESTATEMENT

Statement of Financial Accounting Standard No. 133, Accounting for Derivative Instruments and Hedging Activities, was effective for the Company beginning October 1, 2000. Accordingly, any derivative investment held by the Company as of that date is required to be recorded at its fair value and then revalued at each period end with a corresponding adjustment to income. Upon further analysis by the Company, it was determined the Company obtained and held warrants in a private company which was purchased by a publicly traded entity during the Company's first quarter ended December 31, 2000. Under FAS 133 and as part of the restatement, these warrants were deemed derivatives and their fair values were recorded by the Company and revalued at the current market value at each period end. In addition, the Company held investments in a private entity that was purchased by a publicly traded entity and the exchange created a new cost basis for the investments at the date of exchange. The increase in the cost basis of the investment created a gain of $1.39 million in other income for the three month period ended March 31, 2001. Due to the new cost basis there was a decrease to unrealized loss of $1.86 million on available for sale equity securities, which resulted in a decrease of $1.86 million in comprehensive income for the six month period ended March 31, 2001. The financial statements for the three and six months ended March 31, 2001 have been restated to reflect these changes. The restatement does not affect previously reported net cash flows for the periods. The effects of this restatement on previously reported consolidated financials are as follows (amounts in thousands except per share data):

                                                                               Three Months Ended           Six Months Ended
                                                                                  March 31, 2001              March 31, 2001
                                                                           As previously                As previously
                                                                             reported       Restated      reported      Restated
                                                                             ---------      ---------     --------      --------
STATEMENT OF OPERATIONS:
    Other income, (expense)
        Interest income, net                                                 $     284      $     284     $    478      $    690
        Other income (expense), net                                              1,677          3,071        1,858         3,657
    Net income (loss)                                                           (5,833)        (4,439)     (13,730)      (11,719)
    Other comprehensive income (loss)
        Unrealized gain (loss) on available-for-sale equity securities          (1,976)          (120)      (5,134)       (3,996)
        Foreign currency translation adjustment                                    282            282          229           229
    Earnings (loss) per share                                                $   (0.15)     $   (0.11)    $  (0.35)     $  (0.30)

BALANCE SHEET:
    Available-for-sale equity securities                                         2,905          6,055
    Accumulated other comprehensive income                                         581          1,719
    Accumulated deficit                                                       (106,954)      (104,942)

1.  TRANSACTION WITH CALDERA

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

    The Company has changed its corporate name to Tarantella, Inc. The company has also changed its NASDAQ trading symbol to TTLA to reflect the new corporate name

    The following table presents the effects of the transaction on revenues and net income; had the transaction been consummated at the beginning of the quarter. The following amounts do not include any gains or losses from the transaction with Caldera. The Company, Tarantella Inc., anticipates no changes to the accounting methods that have been historically used.

                                                       Three Months Ended
                                                         March 31, 2001
                                                             2001
                                                          (Unaudited)
-------------------------------------------------------------------------
TOTAL (PRO FORMA) NET REVENUES                                4,028
-------------------------------------------------------------------------

(PRO FORMA) NET LOSS                                         (2,799)

(PRO FORMA) LOSS PER SHARE:
     Basic                                                  $ (0.07)
     Diluted                                                $ (0.07)
-------------------------------------------------------------------------

SHARES USED IN (PRO FORMA) LOSS PER SHARE CALCULATION:
     Basic                                                   39,733
     Diluted                                                 39,733
-------------------------------------------------------------------------

2.  ACCRUED RESTRUCTURING CHARGE

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

    The fiscal 2001 second quarter restructuring charge is summarized as follows:

                FISCAL 2001 SECOND QUARTER RESTRUCTURING ACCRUAL

                                            Reduction
(In thousands)                               in Force    Facilities    Total
------------------------------------------------------------------------------
Restructuring charge accrued                  $1,499        $ 64       $1,563
Payments/utilization of the accrual             (885)         --         (885)
------------------------------------------------------------------------------
Accrual at March 31, 2001                        614          64          678
------------------------------------------------------------------------------

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

    The fiscal 2000 second quarter restructuring charge is summarized as follows:

                FISCAL 2000 SECOND QUARTER RESTRUCTURING ACCRUAL

                                          Reduction                          Disposal of
(In thousands)                            in Force   Facilities  Technology  Fixed Assets   Total
---------------------------------------------------------------------------------------------------
Restructuring charge accrued              $ 3,574     $ 1,052      $ 667        $ 594      $ 5,887
Payments/utilization of the accrual        (2,660)        (94)      (667)        (256)      (3,677)
Provision adjustment                         (914)         --         --           --         (914)
---------------------------------------------------------------------------------------------------
Accrual at September 30, 2000                  --         958         --          338        1,296
Payments/utilization of the accrual            --         (75)        --           (4)         (79)
---------------------------------------------------------------------------------------------------
Accrual at December 31, 2000                   --         883         --          334        1,217
Payments/utilization of the accrual            --        (169)        --         (334)        (503)
---------------------------------------------------------------------------------------------------
Accrual at March 31, 2001                      --         714         --           --          714
---------------------------------------------------------------------------------------------------

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

    The fiscal 2000 fourth quarter restructuring charge is summarized as follows:

                FISCAL 2000 FOURTH QUARTER RESTRUCTURING ACCRUAL

                                          Reduction                   Disposal of
(In thousands)                             in Force      Facilities   Fixed Assets      Total
-----------------------------------------------------------------------------------------------
Restructuring charge accrued               $ 4,658         $ 804         $ 248         $ 5,710
Payments/utilization of the accrual         (1,042)           --            --          (1,042)
-----------------------------------------------------------------------------------------------
Accrual at September 30, 2000                3,616           804           248           4,668
Payments/utilization of the accrual         (2,794)         (167)          (21)         (2,982)
-----------------------------------------------------------------------------------------------
Accrual at December 31, 2000                   822           637           227           1,686
Payments/utilization of the accrual           (392)         (157)          (41)           (590)
Provision adjustment                          (430)           --            --            (430)
-----------------------------------------------------------------------------------------------
Accrual at March 31, 2001                       --           480           186             666
-----------------------------------------------------------------------------------------------

3.  SEGMENT INFORMATION

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

The following table presents information about reportable segments (in thousands):

                                                    Three Months Ended           Six Months Ended
                                                         March 31,                   March 31,
                                                    2001          2000          2001          2000
------------------------------------------------------------------------      ----------------------
Net revenues:                                                         (Unaudited)
    Server software division                      $ 23,523      $ 32,876      $ 46,549      $ 82,372
    Tarantella division                              4,028         2,492         7,206         5,991
    Professional services division                     474           892         1,335         2,176
    Corporate adjustments                             (674)         (718)       (1,284)       (1,344)
                                                  --------      --------      --------      --------
          Total net revenues                      $ 27,351      $ 35,542      $ 53,806      $ 89,195
                                                  ========      ========      ========      ========

Gross margin:
    Server software division                      $ 17,530      $ 24,382      $ 34,481      $ 63,883
    Tarantella division                              3,371         1,713         5,954         4,558
    Professional services division                    (410)         (810)         (516)       (1,335)
    Corporate adjustments                             (271)           --          (325)           --
                                                  --------      --------      --------      --------
          Total gross margin                      $ 20,220      $ 25,285      $ 39,594      $ 67,106
                                                  ========      ========      ========      ========

Restructuring credit:
    Server software division                      $    430      $ (5,768)     $    430      $ (5,768)
    Tarantella division                             (1,563)           --        (1,563)           --
    Professional services division                      --          (119)           --          (119)
                                                  --------      --------      --------      --------
          Total restructuring (charge) credit     $ (1,133)     $ (5,887)     $ (1,133)     $ (5,887)
                                                  ========      ========      ========      ========

Operating loss:
    Server software division                      $   (400)     $(16,781)     $   (610)     $(13,166)
    Tarantella division                             (6,971)       (2,626)      (13,495)       (3,358)
    Professional services division                  (1,269)       (1,222)       (2,199)       (1,997)
    Corporate adjustments                               29            --            37            --
                                                  --------      --------      --------      --------
           Total operating loss                   $ (8,611)     $(20,629)     $(16,267)     $(18,521)
                                                  --------      --------      --------      --------

    The following table presents information about geographical segments (in thousands):

                                               Three Months Ended         Six Months Ended
                                                     March 31,                 March 31,
(In thousands)                                  2001         2000         2001         2000
-------------------------------------------------------------------     ---------------------
Net revenues:                                                   (Unaudited)
    United States                             $ 13,363      $17,386     $ 25,637      $36,590
    Canada and Latin America                     1,093        1,373        3,140        4,126
    Europe, Middle East, India and Africa       10,174       14,339       19,954       40,101
    Asia Pacific                                 2,553        2,272        4,644        5,419
    Corporate Adjustments                          168          172          431        2,959
                                              --------      -------     --------      -------
          Total net revenues                  $ 27,351      $35,542     $ 53,806      $89,195
                                              ========      =======     ========      =======

Gross margin:
    United States                             $  9,911      $11,332     $ 19,790      $24,309
    Canada and Latin America                       856        1,008        2,563        3,002
    Europe, Middle East, India and Africa        7,923       10,889       14,522       32,371
    Asia Pacific                                 2,038        1,885        3,574        4,466
    Corporate Adjustments                         (508)         171         (855)       2,958
                                              --------      -------     --------      -------
          Total gross margin                  $ 20,220      $25,285     $ 39,594      $67,106
                                              --------      -------     --------      -------

        Revenue is allocated to geographical segments based on the location from which the sale is satisfied.

4.  INVESTMENTS

    AVAILABLE FOR SALE EQUITY SECURITIES During the second quarter of fiscal 2001, the Company sold 3.2 million shares of Series D of the preferred stock of Rainmaker Systems, Inc. ("Rainmaker") with a cost basis of $1.1 million, and received cash proceeds of $3.2 million. At March 31, 2001, the Company held 505,767 shares of Rainmaker's stock. The Company accounts for these shares as available for sale securities and records them at fair market value, based on quoted market prices with any unrealized gains or losses included as part of accumulated other comprehensive income.

Unrealized gains and losses on available for sale investments as of March 31, 2001 are as follows (in thousands):

                                                                     Unrealized
                                                   FMV       Cost    Gain/Loss
        Caldera                                       83       250       (167)
        Ebiz Stock                                 5,592     3,140      1,580
        Rainmaker                                    380       171        209
                                                  ------    ------    -------
        Total Stock                                6,055     3,561      1,622
                                                  ------    ------    -------
        Ebiz Warrants                                        1,051         --
                                                  ------    ------    -------
        Total Available for Sale Equity
         Securities                               $6,055    $4,612    $ 1,622
                                                  ------    ------    -------

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

5.  COMPREHENSIVE INCOME

    The following table presents the calculation of comprehensive income as required by SFAS 130. The components of other comprehensive income (loss) for the three and six months ended March 31, 2001 and 2000 are as follows (in thousands):

                                                      Three Months Ended           Six Months Ended
                                                           March 31,                   March 31,
                                                      2001          2000          2001          2000
                                                     -------      --------      --------      --------
Net loss                                             $(4,439)     $(19,809)     $(11,719)     $(16,934)
Other comprehensive income (loss):
    Foreign currency translation adjustment              282           (79)          229           (78)
    Unrealized gain (loss) on available-for-sale        (120)      (47,730)       (3,996)       29,124
         equity securities
    Gross tax on unrealized gain (loss) on                --        19,011            --       (11,600)
         available-for-sale equity securities
    Release of deferred tax valuation allowance           --        (5,479)           --         4,141
                                                     -------      --------      --------      --------
Total other comprehensive income (loss)              $(4,277)     $(54,086)     $(15,486)     $  4,653
                                                     =======      ========      ========      ========

6.  EARNINGS PER SHARE (EPS) DISCLOSURES

    Basic and diluted earnings per share were calculated as follows during the three and six months ended March 31, 2001 and 2000 (in thousands):

                                                       Three Months Ended           Six Months Ended
                                                            March 31,                  March 31,
                                                       2001          2000          2001          2000
                                                     --------      --------      --------      --------
Basic:
    Weighted average shares                            39,733        35,596        39,586        35,154
                                                     --------      --------      --------      --------
    Net loss                                         $ (4,439)     $(19,809)     $(11,719)     $(16,934)
                                                     ========      ========      ========      ========
    Net loss per share                               $  (0.11)     $  (0.56)     $  (0.30)     $  (0.48)
                                                     ========      ========      ========      ========

Diluted:
    Weighted average shares                            39,733        35,596        39,586        35,154

    Shares used in per share calculation               39,733        35,596        39,586        35,154
                                                     ========      ========      ========      ========
    Net loss                                         $ (4,439)     $(19,809)     $(11,719)     $(16,934)
                                                     ========      ========      ========      ========
    Net loss per share                               $  (0.11)     $  (0.56)     $  (0.30)     $  (0.48)
                                                     ========      ========      ========      ========

Options and warrants outstanding at 3/31/01
    and at 3/31/00 not included in computation
    of diluted EPS because the exercise price
    was greater than the average market price          11,651           495        11,636           519

Options outstanding at 3/31/01 and at 3/31/00
    not included in computation of diluted EPS
    because their inclusion would have an anti-
    dilutive effect                                     1,051        10,462         1,515        10,438

7.  RECENT ACCOUNTING PRONOUNCEMENTS

    In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101 (SAB 101), Revenue Recognition in Financial Statements, which provides guidance on the recognition, presentation and disclosure of revenue and financial statement filed with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. The Company has adopted SAB 101 effective with the first quarter of fiscal 2001. The implementation of SAB 101 did not have a material effect on the financial position or results of operations of the Company.

    In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 (SFAS 133), Accounting for Derivative Instruments and Hedging Activities, which establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. In June 1999, the FASB issued Statement of Financial Accounting Standards No. 137 (SFAS 137), Accounting for Derivative Instruments - Deferral of the Effective Date of SFAS Statement No. 133. SFAS 137 defers the effective date of SFAS 133 until June 15, 2000. The Company has adopted SFAS 133 as required for its first quarterly filing of fiscal year 2001. SFAS 133 shall be effective for all subsequent quarters and annual filings. Adoption of the standard required the Company to recognize the fair value of derivatives held during the first quarter ended December 31,2000. The cumulative effect of the adjustment was an increase in available-for-sale securities of $0.2 million at March 31, 2001 and an increase to net income of $1.1 million for the six-month period ended March 31, 2001.

8.  SUBSEQUENT EVENTS

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

COSTS AND EXPENSES

    Cost of license revenues for the three months ended March 31, 2001 decreased by 30% to $3.5 million compared to $5.0 million in the same period of fiscal 2000. For the six months ended March 31, 2001, cost of license revenues decreased 40% to $7.0 million from $11.7 million for the six months ended March 31, 2000. The declining cost of revenues is primarily due to expirations of several technology obligations. Additionally, material costs continue to decline as a result of the increasing number of internet orders. Also certain fixed costs such as technology and overhead declined.

    Cost of service revenues for the three months ended March 31, 2001 decreased by 32% to $3.6 million compared to $5.3 million in the same period of fiscal 2000. For the six months ended March 31, 2001, cost of service revenues was $7.2 million as compared to $10.4 million for the same period in 2000. This decline is primarily a result of reduced staffing levels in both the support and professional services organizations due to realignments of these organizations.

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

    Other income consists of net interest income, foreign exchange gain and loss, and realized gain and loss on investments, as well as other miscellaneous income and expense items. Net interest income was $0.3 million for the second quarter of fiscal 2001 and $0.6 million for the comparable quarter in the prior year. For the six months ended March 31, 2001, net interest income was $0.7 million as compared to $1.2 million for the same period in 2000. Other income was $3.1 million in the second quarter of fiscal 2001, compared to $0.9 million for the same period of fiscal 2000. For the six months ended March 31, 2001, other income was $3.7 million as compared to $1.7 million for the same period in 2000. The decrease in interest income is due to lower cash balances compared to last year and a higher exchange rate variance in the second quarter of fiscal 2001. The increase of other income in the second quarter of fiscal 2001 included a gain of $2.1 million realized on the liquidation of certain available-for-sale securities and a $1.4 million dollar gain on a derivative recognized under SFAS 133.

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

    Net loss for the second quarter of fiscal 2001 was $4.4 million compared to net loss of $19.8 million for 2000. For the six months ended March 31, 2001, net loss was $11.7 million compared to net loss of $16.9 million in the same period in 2000.

    Segment Information. The Company began reviewing its performance on the basis of its three divisions during the third quarter of fiscal 2000. Further information is disclosed in Note 3.

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

    Professional Services Division. Net revenues for the professional services division for the three month period ended March 31, 2001 declined to $0.5 million compared to $0.9 million for the same period in fiscal 2000. For the six months ended March 31, 2001, the net revenues for the professional services division was $1.3 million as compared to $2.2 million for the same period in 2000. The revenue decrease can be attributed to a shift in strategies undertaken to accommodate the future transaction.

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

RECENT ACCOUNTING PRONOUNCEMENTS

    In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101 (SAB 101), Revenue Recognition in Financial Statements, which provides guidance on the recognition, presentation and disclosure of revenue and financial statement filed with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. The Company has adopted SAB 101 effective with the first quarter of fiscal 2001. The implementation of SAB 101 did not have a material effect on the financial position or results of operations of the Company.

    In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 (SFAS 133), Accounting for Derivative Instruments and Hedging Activities, which establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. In June 1999, the FASB issued Statement of Financial Accounting Standards No. 137 (SFAS 137), Accounting for Derivative Instruments - Deferral of the Effective Date of SFAS Statement No. 133. SFAS 137 defers the effective date of SFAS 133 until June 15, 2000. The Company has adopted SFAS 133 as required for its first quarterly filing of fiscal year 2001. Adoption of the standard required the Company to recognize the fair value of derivatives held during the first quarter ended December 31,2000. The cumulative effect of the adjustment was an increase in available-for-sale securities of $0.2 million at March 31, 2001 and an increase to net income of $1.1 million for the six-month period ended March 31, 2001.

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


                                                     Tarantella, Inc.


        Date: August 29, 2001           By:       /s/ Randall Bresee
                                            -----------------------------------
                                                      Randall Bresee
                                                  Senior Vice President,
                                                  Chief Financial Officer


                                        By:       /s/ Jenny Twaddle
                                            -----------------------------------
                                                      Jenny Twaddle
                                                     Vice President,
                                                  Corporate Controller