Form 10-K
period 2001-09-30
TARANTELLA INC
filed 2001-12-21
CIK 851560

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                      ------------------------------------

                                    FORM 10-K

        [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2001


        [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM _____________ TO _______________

                      ------------------------------------

                         COMMISSION FILE NUMBER 0-21484

                                TARANTELLA, INC.
             (Exact name of registrant as specified in its charter)

          CALIFORNIA                                             94-2549086
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

      425 ENCINAL STREET, SANTA CRUZ, CALIFORNIA                    95060
      (Address of principal executive offices)                   (Zip Code)

        Registrant's telephone number, including area code (831) 427-7222

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of the Common Stock on December 1, 2001 as reported on the Nasdaq National Market was approximately $24,057,462. Shares of Common Stock held by each executive officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

    As of December 1, 2001, registrant had 40,117,488 shares of Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement dated on or about to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held are incorporated by reference into Part III.

================================================================================

                                TARANTELLA, INC.

                                    FORM 10-K
                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2001
                                TABLE OF CONTENTS


PART I                                                                                       PAGE NUMBER
                                                                                             -----------
          Item 1.  Business                                                                        1
          Item 2.  Properties                                                                      9
          Item 3.  Legal Proceedings                                                               9
          Item 4.  Submission of Matters to a Vote of Security Holders                             9
                   Executive Officers of the Registrant

PART II

          Item 5.  Market for Registrant's Common Stock and Related Stockholder Matters           11
          Item 6.  Selected Financial Data                                                        12
          Item 7.  Management's Discussion and Analysis of Financial Condition
                   and Results of Operations                                                      13
          Item 8.  Financial Statements and Supplementary Data                                    25
          Item 9.  Changes in and Disagreement with Accountants on Accounting and
                   Financial Disclosures                                                          55

PART III

          Item 10. Directors and Executive Officers of the Registrant                             55
          Item 11. Executive Compensation                                                         55
          Item 12. Security Ownership of Certain Beneficial Owners and Management                 55
          Item 13. Certain Relationships and Related Transactions                                 55

PART IV

          Item 14. Exhibits, Financial Statement Schedule and Reports on Form 8-K                 56
          Signatures                                                                              58

                                     PART I

ITEM 1. BUSINESS


This report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. The forward-looking statements involve risks and uncertainties. Actual results could differ materially from those projected in the forward-looking report and those described in other reports under the Securities Exchange Act of 1934. Readers are referred to the "Sales and Distribution", "Customer Support and Service", "Product Development", "Competition", "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Risk Factors" sections contained in this Annual Report on Form 10-K, which identify some of the important factors or events that could cause actual results of performances to differ materially from those contained in the forward-looking statements.

BACKGROUND

Tarantella, Inc. (Nasdaq: TTLA) (the Company), emerged as a standalone entity in May of this year from its origins as the Tarantella Division of The Santa Cruz Operation, Inc. (SCO).

On May 4, 2001, SCO completed the sale of its Server Software and Professional Services Divisions to Caldera Systems, Inc., retaining the Tarantella Division. A new company, Caldera International, was formed which combined the assets acquired from SCO with the assets of Caldera Systems. Upon the completion of the sale, The Santa Cruz Operation, Inc. changed its corporate name to Tarantella, Inc. and its Nasdaq trading symbol to TTLA, reflecting the new corporate focus.

NOTE: In order to simplify this business section, separations will be made between the current Tarantella company overview and the section regarding the prior SCO business.

                                TARANTELLA, INC.

INTRODUCTION

Tarantella, Inc. is a leading provider of Internet infrastructure software that enables web-based access to enterprise applications.


Headquartered in Santa Cruz, California, Tarantella has development sites in the US and UK and sales representatives in the US, UK, Germany, Australia, Mexico, Canada, Spain, Japan, Netherlands and Italy. Tarantella products are sold both directly and through a worldwide channel of enterprise class distributors, value-added resellers, systems integrators and computer manufacturers.

Tarantella's flagship product, Tarantella Enterprise 3 software, delivers secure web access to old or new applications, powers thin client deployments, enables remote access for mobile users and telecommuters, and provides a compelling alternative to traditional extranets and virtual private networks. Tarantella Enterprise 3 software gives the user a single point of access for multiple servers running on heterogeneous platforms and can be a powerful tool for continued business operation.

Tarantella software aligns with Information Technology (IT) business goals, provides a significant return on existing IT assets and complements other software products, providing managed and secure web access to enterprise mainframe, Windows, web, AS/400, Java(TM) technology, Linux, and UNIX applications.

VISION AND MISSION: Managed, Secure Access for the Enterprise

Tarantella's vision is to become the leading provider of managed, secure, web-based application access software for the Global 2000 companies.

CORPORATE STRATEGY

Tarantella's strategy is to focus on the application access needs of Global 2000 enterprises by making virtually any business application available to users securely through standard Internet and intranet architectures. Tarantella approaches this target market through the combination of a direct sales organization, channel partners and strategic alliances, seeking the broadest market acceptance for its products.

IMPORTANCE OF WEB-BASED APPLICATION ACCESS

Today's enterprises need secure and managed access to business critical systems for their employees, customers and partners -- from anywhere, any time. The number of mobile and remote workers continues to grow and more companies are merging, often requiring the quick need for diverse computer systems to work together. Workers are dispersed around the world, needing access to data that may be thousands of miles away. Real time is now synonymous with Internet time. The Internet has become ubiquitous and offers a cheap and reliable way for businesses to gain access to their data. This power, however, brings with it an urgent need for high level security and manageability.

Recent terrorist events in the US have also shown how quickly the enterprise can be brought to a halt when the workplace is disrupted. Disaster recovery plans for the data center are not enough; alternative access modes for users whose offices are no longer available must also be provided. Valuable corporate information kept on desktops is at risk and companies are increasingly realizing that a centralized, managed approach can be more cost effective and secure.

Today's global enterprises are decentralized organizations, needing remote and mobile access, flexible business continuance plans and ways to cut the high costs and risks of managing distributed desktop computers. Tarantella software compellingly addresses these needs.

ADVANTAGES OF THE TARANTELLA ENTERPRISE 3 SOLUTION

Tarantella Enterprise 3 web-based software leverages existing IT investment without the need for re-engineering. It offers a non-intrusive solution that can provide employees, customers and partners with managed, secure, local, remote, and mobile access to critical applications. Tarantella Enterprise 3 software simplifies administration and securely speeds access to Windows, web, Java(TM) technology, mainframe, AS/400, Linux and UNIX based systems and applications from client devices globally. Its proven centralized management architecture effortlessly scales to accommodate rapid corporate change, technological advancement and expanding remote access needs. Key software benefits are:

- Centralizes IT management - simplifies complex environments and provides a single user access point

- Manages people and their access to applications and data from a single place

- Deploys new applications instantly with a simple drag-and-drop management interface

-      Reduces IT spending - protects investment and assets

- Provides greater productivity, requires less training and reduces demands on IT resources

-      Requires no installation on clients or application servers

- Integrates new-era applications and systems with legacy, pre-web applications -- without re-engineering

-      Accommodates rapid organizational change

-      Enables alternative user access for business continuance

- Gives unprecedented scalability that enables growth, with the flexibility to unify diverse IT environments

- Has innovative architecture that allows remote users to achieve secure, dial-up connections at LAN-like performance

- Adds new mobile and wireless devices easily for quick access to corporate systems

-      Extends the reach and life of legacy applications

- Gives partners, suppliers and customers secure access to corporate systems over the web, without installing costly extranets or Virtual Private Networks (VPNs).


TARGET MARKETS

Tarantella software is a horizontal network infrastructure solution, which may be used across all types and sizes of companies. Several target markets have, however, emerged in which the Tarantella value proposition is particularly compelling, including large financial institutions, government agencies (federal, local, defense departments), utilities, telecommunications, document publishing and large transportation enterprises.

These enterprises generally employ heterogeneous information systems architectures, are often geographically dispersed with remote access requirements, and are under operational pressures to reduce costs and optimize return on assets. These organizations typically depend on UNIX servers as a key part of their IT. The larger the company, the more diverse the applications platforms and the more widely distributed the user base is, the better fit there is for a Tarantella solution. It is the scalability and flexibility of the Tarantella solution that differentiates it from competitors who simply cannot scale to meet the demanding heterogeneous architectures of the largest enterprises.

PARTNERS

Tarantella understands the need for strong industry partners to augment the Tarantella enterprise value proposition. Sun Microsystems, Inc., for example, has become one of Tarantella's strongest allies. Tarantella Enterprise 3 is SunTone(SM) certified and was a featured technology in Sun's strategic Sun ONE launch. Additionally Tarantella and Sun have signed an agreement to jointly market Tarantella software with Sun iPlanet(TM) portal products and Sun's Sun Ray(TM) appliance organization is a founding member of Tarantella's Technology Alliance Group (TAG). Lastly, Tarantella has signed distribution agreements with some of the largest Sun distributors in the world--GE Access in the USA, Clarity in the UK and ICOS in Italy.

Tarantella has also partnered with IBM, becoming an Advanced IBM Business partner. IBM's thin client group was also a founder in our TAG program. Additionally, Computer Associates' iCan SP subsidiary has entered into a joint marketing agreement to offer Tarantella Enterprise 3 as part of its xSP solution set. Long standing SCO partner Compaq continues their relationship with Tarantella. These strategic relationships -- both new and ongoing -- provide Tarantella additional credibility and leverage in selling to the enterprise market.

CURRENT PRODUCTS

The Company offers the flagship Tarantella software products as well as the established Vision 2K Suite, as described below:

Tarantella Enterprise 3 The Tarantella Enterprise 3 solution instantly provides managed and secure access to enterprise mainframe, Windows, web, Java(TM) technology, UNIX, Linux and AS/400 applications. It leverages existing IT assets to provide cost savings, improved productivity and the flexibility to accommodate the rapid changes in today's organizations. Its proven centralized management effortlessly scales to accommodate rapid corporate change, technological advancement and expanding remote access needs. It can span global multi-site IT architectures, unifying and simplifying complexity and diversity in order to provide an enhanced level of business continuity through increased application and service availability.

Tarantella Enterprise 3 Starter for Linux

This application access software provides an easy entry point for smaller organizations wishing to extend the reach of applications and services over intranets and the Internet. It harnesses the power and reliability of Linux systems, the convenience of the Internet with the power of Tarantella technology, to provide application access from client devices anywhere. Its non-intrusive and flexible architecture applies the advanced, industry-proven Tarantella Enterprise 3 technology to smaller enterprise workgroups and departments, and sets the foundation for a low-maintenance, centralized IT strategy.


Vision2K UNIX integration products

Integrating the Windows and UNIX worlds, Tarantella's established Vision2K software suite extends the power and dependability of UNIX servers to the Windows desktop environment and provides character-based and GUI access to UNIX applications.

The Vision2K Suite consists of:

        -      VisionFS - server based file and print sharing

        -      XVision Eclipse - fast access to X applications

        -      TermVision - terminal emulation for Windows and the Internet

        -      SuperVision - centralized management of users

        -      TermLite - lightweight terminal emulator

SALES AND DISTRIBUTION

Tarantella's target customer set is the Global 2000 and government agencies worldwide. To reach those customers, the Company has developed a two pronged strategy utilizing both an extremely focused direct sales force and enterprise distribution channels which include value-added distributors and resellers, as well as systems integrators and independent software vendors (ISVs). Tarantella selects channel partners for their expertise, experience and access to the target market. In many cases, channel partners and Tarantella direct sales people work together on targeted accounts

In addition to the enterprise sales motion, Tarantella fulfills to small-to-medium businesses through the PartnerConnect program, with registered and associate partners primarily managed by value-added distributors.

CUSTOMER SUPPORT AND SERVICES

Because of the business-critical use of Tarantella products, customer support and services have become essential to achieving a high level of customer satisfaction. The Company's services are designed to support customers ranging from small and medium-sized businesses to large enterprises, both at the end user and reseller levels. The Company, through its worldwide customer support and services staff and its authorized third-party education, support and channel partners, offers a variety of support programs and services:

Technical Support - includes a range of support offerings including on-line support through the World Wide Web and varying levels of telephone support for corporate accounts;

Educational Services - includes courseware and instruction guides provided to the worldwide Tarantella Learning Centers, which in turn provide training and education materials to both end users and resellers;

Developer Services - includes technical advisory and support services as well as access to early product releases for application developers.

The Company sells support services to end users on an annual contract basis. Options are available so that customers can tailor the support solution to meet their specific needs. Electronic access is available through the World Wide Web. Software updates, enhancements, and bug fixes are also available electronically. Tarantella also supports end users via Authorized Tarantella Service Providers. In addition, the Company provides its support services to distributors, VARs, OEMs and integrators.

PRODUCT DEVELOPMENT

Tarantella product development is comprised of one integrated organization with three sites located in Santa Cruz, California and Leeds and Cambridge, United Kingdom. The company has developed or acquired skills in complex Internet infrastructure areas including web-based technologies, communications, security, Java(TM) technology, virtual user interfaces, networking, and adaptive protocols. Furthermore, the heterogeneous nature of the product has led the group to develop strong links with application server vendors, including Microsoft, IBM, Sun and Oracle, and also to link with client vendors ranging from traditional desktop and complex workstation clients to wireless handheld devices from companies such as Nokia.

The company holds one patent and has another one that is pending.

Tarantella's patented, award-winning technology was designed from the beginning for the public Internet and enterprise intranets. The Tarantella Adaptive Internet Protocol (AIP) optimizes the tradeoffs between bandwidth and application performance to give users the best possible experience over any speed connection. In addition, Tarantella's innovative and non-invasive implementation requires no changes to applications or their servers.

The Tarantella architecture is based on a three-layer approach, whereby the Tarantella server sits in between the application layer (server) and the client layer (user). There is no need to make changes to any applications or existing servers to `drop' Tarantella into the network and provide access to applications anywhere via existing client browsers.

Tarantella devotes resources to ongoing product testing and quality assurance to support product reliability. The Company believes that its ability to integrate product technologies, to incorporate a wide variety of standards into its products, and to continue to offer enhancements to its existing products are essential to maintaining its competitiveness in the marketplace.

COMPETITION

Tarantella's Enterprise software solutions compete against a range of point products from companies including Citrix, Hummingbird, GraphOn, and Attachmate. Additionally, Tarantella products can be used in place of, or to augment, VPN or extranet products.

Citrix is the market leader in providing remote access to Windows applications; Hummingbird is the same for UNIX and Attachmate for mainframes. GraphOn, on the other hand, is largely focused on providing web-enabling tools for ISVs.

Each of these point competitors is a formidable opponent in their own space. In contrast, Tarantella offers an integrated approach to all of these needs with manageability, scalability, and flexibility to meet enterprise requirements.

Tarantella installs on all major UNIX and Linux platforms and delivers Windows, UNIX, Linux, Mainframe and web-based applications in a secure managed environment. It is the scalability and flexibility of our solutions in heterogeneous and demanding architectures that differentiate Tarantella from competitors.

EMPLOYEES

As of September 30, 2001, the Company had 207 employees, including 58 in product development, 81 in sales and marketing, 11 in customer support services, and 57 in finance, manufacturing and distribution services and administration.


                                THE SCO BUSINESS

INTRODUCTION

The Santa Cruz Operation, Inc. (SCO) was founded in 1979 and began trading on the Nasdaq Stock Exchange (Nasdaq: SCOC) in 1993. SCO was a global developer and provider of server software for networked business computing and had 20 years of experience developing UNIX system, open system, and open source software. SCO owned the intellectual property for UNIX system technology.

Headquartered in Santa Cruz, California, SCO had sales representatives in more than 80 countries and SCO products were sold and distributed worldwide by more than 15,000 resellers, distributors, systems integrators and computer manufacturers.

COMPANY STRATEGY

SCO's business strategy was threefold: 1) to provide the leading UNIX server software for high-volume Intel processor-based servers; 2) to web-enable existing and new applications with server-based software across multiple platforms (see Tarantella section); and 3) to provide technical expertise to companies via its Professional Services organization.

TARGET MARKETS

The Company targeted three major market segments: 1) primary information systems for small and medium-sized businesses, 2) replicated systems for use in distributed information systems in medium-sized and large organizations, including Fortune 1000 Corporations, and 3) business-critical enterprise servers for large and medium-sized businesses. Key targeted industries included retail and telecommunications.

PRODUCTS

UnixWare 7

UnixWare 7 had been built from the ground up to support distributed network computing on cost-efficient, "enterprise-class" Intel processor-based servers. As an applications server, UnixWare 7 provided all of the facets of business critical computing, including built-in security, reliability, and fault tolerance on a standard, cost-effective, and high-performance Intel single- or multi-processor hardware platform.

UnixWare 7 NonStop Clusters

UnixWare 7 NonStop Clusters provided totally dependable access to business-critical data and applications. UnixWare 7 NonStop Clusters software linked individual "nodes" -- whole computers, each running its own copy of the operating system - such that they acted and appeared as a single system.

SCO OpenServer

The SCO OpenServer system was a leading UNIX server operating system for Intel processor-based platforms. SCO OpenServer systems were exceptional at running multi-user, transaction-based DBMS and business applications, communications gateways, mail and messaging servers in both host and client/server environments. SCO OpenServer Release 5 combined minicomputer-level reliability and availability with the Intel platform's exceptional price/performance, value and flexibility. Unlike other advanced operating systems, SCO OpenServer systems revolutionized business productivity without obsoleting existing business critical systems, applications or data. SCO OpenServer systems delivered extensive networking with existing LANs and WANs, easy integration with Windows desktops, built-in Internet access and services, simplified administration and management, and outstanding scalability for long term growth.

SALES AND DISTRIBUTION

SCO had developed a highly trained and diverse sales and distribution channel of over 15,000 resellers and distributors. SCO and its distribution network worked together to provide comprehensive support services ranging from engineering and consulting services to technical support and training and education. The SCO sales and distribution channels focused on three major customer groups.

Small and Medium-Sized Businesses (SMB). SCO worked with VARs and authorized resellers, which develop and/or sell business solutions to small and medium-sized businesses.

Corporate Customers. In the U.S., and for selected customers across Europe, SCO developed a major account team that built and managed the relationships with customers in targeted industries as well as with the Company's channel partners who supported these customers.

Government Customers. SCO also had a dedicated account team that managed the relationships with government agencies in the U.S., while Government sales outside the U.S. were managed by SCO regional management or by OEMs, major distributors or major resellers.


CUSTOMER SUPPORT AND SERVICES

SCO's services were designed to support its wide range of customers, from small and medium-sized businesses to large enterprises, both at the end user and reseller levels. SCO, through its worldwide Professional Services, customer support and services staff and its authorized third-party education, support and channel partners, offered a variety of support and services:

        Technical Support
        Educational Services
        Consulting Services
        Developer Services
        Engineering Services

The Company sold support services to end users on an annual contract or as-needed basis. Options were available so those customers could tailor the support solution to meet their specific needs.

PRODUCT DEVELOPMENT

Since its inception, SCO focused considerable resources on the development and integration of UNIX systems and open systems software technologies and standards for Intel processor-based computers. In December of 1995, SCO purchased the UNIX Systems technologies from Novell Inc., which have since transferred to Caldera International as part of the May 2001 transaction.

SCO devoted considerable resources to ongoing product testing and quality assurance. In addition, the Company offered localized versions of its core business critical servers in English, French, Italian, German, Spanish, Chinese and Japanese.

COMPETITION

The market for operating systems is very competitive and rapidly changing. The Company encountered significant competition from a limited number of direct competitors including Microsoft, Novell, IBM and Sun Microsystems, which offer hardware-independent multi-user operating systems for Intel platforms, and from OEMs such as Hewlett-Packard, IBM, Olivetti and Sun Microsystems, which offer their own versions of the UNIX System on a variety of RISC and Intel CPU-based hardware. Competition from companies selling versions of the Linux operating system also increased.


                        BRIEF HISTORY OF COMPANY PRODUCTS

- 1983 -- SCO XENIX System V, a packaged version of the UNIX operating system.

- 1989 -- SCO UNIX System V/386, its first UNIX trademarked commercial product for Intel processor based platforms.

-      1990 -- SCO Open Desktop, a graphical version of SCO UNIX System V/386.

- 1993 -- Acquired IXI Corporation -- visual user interface and client integration technology.

-      1994 -- Acquired Visionware, Ltd. -- Windows connectivity technologies.

- 1995 -- SCO OpenServer family, which integrated SCO OpenServer and SCO Open Desktop product lines.

- 1995 -- SCO Vision family of client-integration products, which integrate Windows PCs with UNIX servers from all major UNIX system vendors.

- 1995 -- SCO acquired the UnixWare product line and UNIX system technology from Novell, Inc.

-      1997 -- Tarantella web-enabling software launched.

-      1998 -- UnixWare 7 Operating System.

-      1999 -- Tarantella Enterprise II product released.

-      2000 -- Tarantella Enterprise 3 product released

- 2000 -- SCO entered into an agreement in which Caldera Systems would acquire assets from the SCO Server Software and Professional Services Divisions.

- 2001 -- SCO completes the partial sale of company assets to Caldera Systems, Inc. and changes its name to Tarantella, Inc.

ITEM 2. PROPERTIES

The Company occupies leased facilities in the United States, the United Kingdom, Germany, Spain, Italy and Japan, consisting of an aggregate of approximately 90,000 square feet. The Company believes that these facilities are adequate for its needs in the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS

No material legal proceedings are pending to which the Company is a party or to which any property of the Company is subject.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held an annual meeting of shareholders on July 11, 2001. The following matters were approved by the shareholders by the votes indicated:

                                               NUMBER OF
MATTER                                         SHARES FOR               WITHHELD
------                                         ----------              ---------
ELECTION OF DIRECTORS:

Ninian Eadie                                   34,594,582              1,127,706
Ronald Lachman                                 34,597,422              1,124,866
Robert M. McClure                              34,590,907              1,131,381
Douglas L. Michels                             29,512,887              6,209,401
Alok Mohan                                     34,506,536              1,133,907
R. Duff Thompson                               34,588,381              1,133,907
Gilbert P. Williamson                          34,582,730              1,139,558


OTHER MATTERS:                                      FOR             AGAINST          ABSTAIN
                                                 ----------       ---------          ------
Amendment of the Company's 1994                  28,519,070       7,124,611          78,607
Incentive Stock Option Plan share
reserve by 1,500,000 shares

Amendment of the Company's 1993                  28,606,258       7,032,789          83,241
Director Option Plan to increase the
Plan share reserve by 100,000 shares

Amendment of the Company's 1993                  34,974,930         681,711          65,647
Employee Stock Purchase Plan to
increase the Plan share reserve by
250,000 shares

Ratification of Deloitte & Touche LLP            35,482,426         148,496          91,366
as independent certified public accountants
of the Company

EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers of the Company as of September 30, 2001 were as follows:

Name                   Age     Position with the Company
----                   ---     -------------------------
Douglas L. Michels     47      President and Chief Executive Officer

Randall Bresee         53      Senior Vice President and Chief Financial Officer

Steve Sabbath          54      Senior Vice President, Law and Corporate Affairs,
                               and Secretary

Geoff Seabrook         53      Senior Vice President, Corporate Development

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

Mr. Bresee was named Senior Vice President and Chief Financial Officer in April of 2000. Prior to that he was Chief Financial Officer at bamboo.com, serving in the capacity from April 1999 to April 2000. Between January 1997 and April 1999 he was Vice President and Corporate Controller for SCO and between May 1996 and January 1997 he served as Americas Controller for SCO. Prior to joining SCO, Mr. Bresee served as Director of Finance for the Customer Support Division at Silicon Graphics Incorporated from May 1988 to May 1996.

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

Mr. Seabrook was named Senior Vice President, Corporate Development in April 1998. Since joining the Company in 1989, Mr. Seabrook has held a number of strategic positions, including Senior Vice President and General Manager, EMEIA. Prior to joining the Company, Mr. Seabrook served as Vice President International Operations at Century Data Inc..

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

The following required information is filed as a part of the report:

The Company has not paid cash dividends on its common stock. The Company's common stock is traded over-the-counter and is quoted on the Nasdaq National Market under the symbol "TTLA". The following table sets forth the range of high and low closing sale prices for the Common Stock:

                              Low Sale Price  High Sale Price
                              --------------  ---------------
Fiscal 2000:
    First Quarter                  11.25          34.63
    Second Quarter                  9.38          31.25
    Third Quarter                   4.19           8.94
    Fourth Quarter                  2.78           6.13

Fiscal 2001:
    First Quarter                   1.06           4.25
    Second Quarter                  0.88           2.84
    Third Quarter                   1.23           2.20
    Fourth Quarter                  0.31           1.62

On December 1, 2001, there were approximately 23,000 holders of the Company's Common Stock.

ITEM 6. SELECTED FINANCIAL DATA

                    TARANTELLA, INC.
        SELECTED FIVE YEAR FINANCIAL INFORMATION

                                                                           Fiscal Year Ended September 30,
                                                           ----------------------------------------------------------------
                                                             2001          2000          1999         1998          1997
                                                           ---------     ---------     ---------    ---------     ---------
                                                                         (In thousands, except per share data)
Net revenues                                               $  66,662     $ 148,923     $ 223,624    $ 171,900     $ 193,660
Cost of revenues                                              17,315        41,796        49,778       47,096        55,315
                                                           ---------     ---------     ---------    ---------     ---------

Gross margin                                                  49,347       107,127       173,846      124,804       138,345
Operating expenses                                            83,724       158,360       157,473      138,397       154,939
                                                           ---------     ---------     ---------    ---------     ---------

Operating income (loss)                                      (34,377)      (51,233)       16,373      (13,593)      (16,594)

Other income (expense):
    Gain on Caldera transaction                               53,267          --            --           --            --
    Loss and Impairment of equity investment in Caldera      (27,066)         --            --           --            --
    Interest income, net                                       1,118         1,679         1,942        2,261         2,291
    Other income (expense), net                                  253           819         1,939          226          (866)
                                                           ---------     ---------     ---------    ---------     ---------

       Income (loss) before income taxes                      (6,805)      (48,735)       20,254      (11,106)      (15,169)

    Income taxes                                              (1,070)        8,218         3,396        3,559             1
                                                           ---------     ---------     ---------    ---------     ---------

       Net income (loss)                                      (5,735)      (56,953)       16,858      (14,665)      (15,170)

       Comprehensive income (loss)                         $ (11,123)    $ (51,875)    $  15,974    $ (14,012)    $ (14,234)

       Earnings (loss) per share-basic                     $   (0.14)    $   (1.59)    $    0.49    $   (0.41)    $   (0.41)
       Earnings (loss) per share-diluted                   $   (0.14)    $   (1.59)    $    0.46    $   (0.41)    $   (0.41)
                                                           ---------     ---------     ---------    ---------     ---------

       Shares used in per share calculation-basic             39,831        35,720        34,232       35,817        36,628
       Shares used in per share calculation-diluted           39,831        35,720        36,402       35,817        36,628
                                                           ---------     ---------     ---------    ---------     ---------



                                                           ---------     ---------     ---------    ---------     ---------
(In thousands)                                               2001          2000          1999         1998          1997
                                                           ---------     ---------     ---------    ---------     ---------

    Cash, equivalents and short-term investments           $  14,100     $  26,446     $  62,844    $  51,076     $  51,711
    Working capital                                           10,022        16,654        44,813       32,221        46,164
    Total assets                                              35,591        82,202       139,284      131,189       146,665
    Long-term liabilities                                      1,853         5,462        11,094       12,027         9,545
    Shareholders' equity                                      20,794        31,202        70,338       60,135        81,462
                                                           ---------     ---------     ---------    ---------     ---------

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Tarantella is a leading provider of Internet infrastructure software that enables web-based access to enterprise applications.

The Tarantella Enterprise 3 solution instantly provides managed and secure web access to enterprise mainframe, Windows, AS/400, Linux, and UNIX applications. It leverages existing IT assets to provide cost savings, improved productivity, and the flexibility to accommodate the rapid changes in today's organizations.

This Management's Discussion and Analysis of Financial Condition and Results of Operations includes forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. The forward-looking statements involve risks and uncertainties. Actual results could differ materially from those projected in the forward-looking statements as a results of certain factors, including those set forth in Item 1, those described elsewhere in this report and those described in other reports under the Securities Exchange Act of 1934. We caution you not to place undue reliance on these forward-looking statements, which speak only as of the date of this report.

RESULTS OF OPERATIONS

NET REVENUES

The Company's net revenues are derived from software licenses and fees for services, which include engineering services, consulting, custom engineering, support and training.

Net revenues were $66.7 million in fiscal 2001, a decrease of 55% from $148.9 million in fiscal 2000. In fiscal 2000, net revenues decreased by 33% from $223.6 million in fiscal 1999. The decline in revenue performance in fiscal 2001 was worldwide across all geographies and is attributable to the sale of a significant portion of our business. The Company's revenues were also impacted by the general reduction in information technology ("IT") investments by companies for application server software and service initiatives. The fiscal 2000 decline in revenue performance was worldwide across most geographies and is attributable to delays in large project deals as well as customer delays due to Year 2000 issues and other market factors. The recovery of the customer channel from the impact of Year 2000 has been slower than expected. For the fiscal years ended September 30, 2001, 2000 and 1999, no single customer accounted for more than 10% of the Company's net revenues.

International revenues continue to be a significant portion of net revenues, comprising 52% of the revenues for fiscal 2001 and 54% and 56% for 2000 and 1999, respectively.

License Revenues. License revenues were $58.3 million in fiscal 2001 as compared to $133.5 million in fiscal 2000 and $208.5 million in fiscal 1999, representing a decrease of 56% in fiscal 2001 over 2000 and a decrease of 36% in fiscal 2000 over 1999. License revenues were 87% of total net revenues for fiscal 2001 and 90% and 93% of total net revenues for fiscal 2000 and 1999, respectively. The fiscal 2001 decline in license revenues is attributed to fewer large project deals and other market factors and the sale of the server business to Caldera. The fiscal 1999 to 2000 license revenue decrease was due to customer delays due to Year 2000 issues and a slower than expected recovery of the sales channel from the impact of Y2K.

Services Revenues. Services revenues decreased to $8.4 million in fiscal 2001, a decrease of 46% from the $15.4 million in fiscal 2000. Revenue from services remained relatively constant in fiscal 2000 at $15.4 million, a 2% increase over the $15.2 million level of fiscal 1999. Services revenues were 13% of the total revenue for fiscal 2001, compared to 10% in the prior year. The decline in services revenues was primarily in the professional services area and is the result of re-focusing of the professional services division on the implementation of new strategies in conjunction with the sale of the professional services business to Caldera.

COST OF REVENUES

The Company's overall cost of revenues as a percentage of net revenues can be affected by mix changes in net revenue contribution between product families, geographic regions and channels of distribution, since both price and cost characteristics associated with these revenue streams can vary greatly. The Company can also experience fluctuations in gross margin as net revenues increase or decrease since certain costs of revenues including technology, services, product assembly and distribution act as fixed costs within certain volume ranges.

Cost of License Revenues. Cost of license revenues includes royalties paid to certain software vendors, amortization of acquired technologies, product packaging, documentation and all costs associated with the acquisition of components, assembling of finished products, warehousing and shipping. Cost of license revenues as a percentage of license revenues decreased to 14% in fiscal 2001 from 17% in fiscal 2000, and 15% in fiscal 1999. The 3% decrease from 2000 to 2001 was primarily due to the expiration of several technology obligations. Additionally, material costs continue to decline as a result of the increasing number of Internet orders. Also certain fixed costs such as technology and overhead declined. The 2% increase from 1999 to 2000 was due to the impact of having fixed costs over lower unit sale volume. These fixed costs include technology and overhead costs. This impact is partially offset by declining material costs resulting from the continuing growth of e-commerce business.

Cost of Services Revenues. Cost of services revenues includes documentation, consulting and personnel related expenses associated with providing such services. Costs of services revenues as a percentage of services revenues decreased to 107% from 126% in fiscal 2000, which in turn was a decrease from 128% in fiscal 1999. The improvement in cost of services revenues in Fiscal 2001 is primarily a result of reduced staffing levels in both the support and professional services organizations due to realignments of these organizations. The decrease in fiscal 2000 resulted from relatively constant costs as a percentage of higher fiscal 2000 revenues.

RESEARCH AND DEVELOPMENT

The Company invests in research and development both for new products and to provide continuing enhancements to current products. Research and development expenses decreased 54% to $18.4 million in fiscal 2001 from $39.7 million in fiscal 2000, which was a decrease of 6% from fiscal 1999 spending of $42.4 million. Research and development expenses represented 28% of net revenues for fiscal 2001, 27% of net revenues for fiscal 2000, and 19% of net revenues for fiscal 1999. The decrease in research and development expenses in fiscal 2000 and 2001 can be attributed to lower labor costs driven by lower headcount as a result of a planned reduction in force. Fiscal 2001 spending was also favorably impacted by the sale of the Server Software and Professional Services divisions to Caldera.

SALES AND MARKETING

Sales and marketing expenses decreased 47% to $46.9 million in fiscal 2001, compared to $89.3 million for fiscal 2000 and $98.5 million for fiscal 1999. Sales and marketing expenses represented 70% of net revenues in fiscal 2001, 60% in fiscal 2000 and 44% in fiscal 1999. The decrease in fiscal 2001 is due to lower labor costs as a result of the sale of the Server and Professional Services division to Caldera combined with reductions driven by lower headcount as a result of a planned reduction in force. The decrease in fiscal 2000 is due to a decline in sales program costs that vary directly with revenue, including commissions and cooperative advertising. The increase as a percentage of revenue in both fiscal 2001 and fiscal 2000 is due to revenues declining faster than the company was able to reduce expenses.

GENERAL AND ADMINISTRATIVE

General and administrative expenses decreased 7% to $17.3 million in fiscal 2001, compared with $18.7 million in fiscal 2000 and $16.6 million in fiscal 1999. General and administrative represented 26% of net revenues in fiscal 2001, 13% in fiscal 2000 and 7% in fiscal 1999. The significant increase in general and administrative expense as a percentage of revenue is due to fixed costs spread over much lower revenue as well as the payment of executive retention bonuses of $2.1 million associated with the sale of the majority of the business to Caldera. The transfer of certain staff from other functions due to the creation of the Company's divisions drove the increase in fiscal 2000.

Allowance for doubtful accounts at the end of September 30, 2001 was $2.3 million, or 36% of gross accounts receivable. At the end of September 30, 2000, allowance for doubtful accounts was $3.2 million, or 12% of gross accounts receivable. The reason for the significant increase in allowance for doubtful accounts is because the Company retained all accounts receivable when they sold the server and professional services divisions to Caldera. All of the current allowance for doubtful accounts relates to sales of server products. The allowance for doubtful accounts balance of $2.3 million at September 30, 2001 includes a $0.7 million reserve for a customer that has declared bankruptcy.

RESTRUCTURING CHARGES

Restructuring charges of $1.0 million were incurred in fiscal year 2001 that related to worldwide restructurings undertaken in the second and fourth quarters of fiscal 2001. The restructurings included a reduction in personnel of approximately 38 employees and elimination of non-essential facilities. As of September 30, 2001, all 38 positions have been eliminated, however there were cash payments of $304,000 remaining. Of the $1.0 million, the entire $1.0 million charge related to cash expenditures. These reductions were made to align spending with lower than expected company revenues. The Company intends to partially sublet space in the Santa Cruz, California office. This space will be vacated and restored and subsequently sublet. The Company anticipated that the sub-lease would be completed within three months, however as of September 30, 2001 the space remained vacant.

Restructuring charges of $10.7 million were incurred in fiscal year 2000 that related to worldwide restructurings undertaken in the second and fourth quarters of fiscal 2000, representing 7% of total net revenues for the fiscal year. The restructuring charges included a reduction in personnel of approximately 227 employees, write-off of certain acquired technologies, write-off of certain fixed assets, and elimination of non-essential facilities. Of the $10.7 million, $9.2 million related to cash expenditures and $1.5 million related to non-cash charges. The restructuring charge included cash expenditures of $7.3 million for severance costs and $1.9 million for facilities costs. The non-cash charges related to disposals of fixed assets and write-off of technology. The disposal of fixed assets was comprised of computer equipment that was no longer in use due to the reduction of personnel. Losses on the disposal of these fixed assets were recorded against the restructuring charge. The amount of these charges was $842,000. The technology write-off relates to technology that was no longer used in product development due to the reduction in development personnel. The Company restructured its business operations into three independent divisions, each with a separate management team and dedicated development, marketing and sales organizations - the Server Division, the Tarantella Division and the Professional Services Division. The Company believed this reorganization would create independent focused teams that could pursue revenue in their respective markets and was effective April 1, 2000. The Company believed that as a result of creating these independent, focused organizations the Company would be better able to control and measure the success of these businesses. As a result of the restructuring plans various regional offices in the United States, United Kingdom, Latin America and the Asia Pacific region were eliminated. The US regional facilities and the Watford, UK leases were vacated and restored, and subsequently sub-let or terminated. The remaining international offices were vacated immediately. Of the facilities closed, the majority related to the Server Division while a minor portion related to the Corporate Division which is comprised primarily of the finance and General and Administrative functions of the Company's United Kingdom subsidiary. Reserves for any payments not made by the end of fiscal 2001 were released.

OTHER INCOME (EXPENSE)

Other income and expense consists of interest income net of interest expense, foreign exchange gains and losses, and realized gains and losses on investments, as well as other miscellaneous income and expense items. Net interest income decreased in fiscal 2001 to $1.1 million compared to $1.7 million for fiscal 2000 and $1.9 million for fiscal 1999. Other income was $0.3 million for fiscal 2001, $0.8 million for fiscal 2000 and $1.9 million for fiscal 1999. In January 2001, the Company sold 3,200,000 shares of its Rainmaker stock for $1.00 per share, and received cash proceeds of $3.2 million. The cost basis of the sale was $1.1 million, and the Company realized a gain of $2.1 million from this sale. In fiscal 2000 the Company recorded a gain on the sale of shares of Rainmaker stock of $1.9 million, net of an other-than temporary decline in another investment position of $0.7 million. The decrease in other income from fiscal 1999 to fiscal 2000 was due to gains from the partial liquidation of converted debentures of a domestic distribution channel partner of $3.3 million, net of an other-than temporary decline in another investment position of $1.0 million which were included in the fiscal 1999 results but did not recur in fiscal 2000. In fiscal 2001 there was a $53.3 million gain included in other income for the sale of the server and professional services divisions to Caldera. There was also a charge taken for the impairment of the Caldera investment in the amount of $22.5 million, net of the unamortized portion of negative goodwill. The fiscal 2001 results also include $4.6 million for the loss from the equity investment in Caldera. This loss is net of $0.7 million of negative goodwill related to the excess of net assets in Caldera over the value of the investment at the time of closing.

INCOME TAXES

In fiscal 2001, 2000 and 1999, the Company's effective income tax rates were 16%, (17)% and 17%. The fiscal 2001 tax benefit of $1.1 million reflects a benefit of $1.6 million due to the resolution of foreign audit issues and foreign income taxes of $0.5 million. The fiscal 2000 tax primarily reflects the write off of deferred tax assets of $7.8 million and foreign income taxes of $0.5 million. The fiscal 1999 tax primarily reflects foreign income taxes.

NET INCOME (LOSS)

The Company reported a net loss of $5.7 million in fiscal 2001 compared to net loss of $57.0 million in fiscal 2000 and net income of $16.9 million in fiscal 1999. Although revenues were significantly lower in fiscal 2001, the net losses decreased by 90% due to the net gain recorded for the Caldera transaction. The net loss in fiscal 2000 is primarily due to lower revenues, restructuring charges and the reduction of net deferred tax assets. The net income in fiscal 1999 was driven by strong revenue performance, which was directly related to the increasing importance of server-based computing as well as customers upgrading in preparation for Year 2000.

LIQUIDITY AND CAPITAL RESOURCES

Cash, cash equivalents and short-term investments were $14.1 million at September 30, 2001, representing 40% of total assets. The decrease in cash and short-term investments of $12.3 million 2001 is due to operating losses, lower revenues and a decrease in sales linearity, which resulted in lower cash collections. The Company's operating activities used cash of $34.2 million during fiscal 2001, compared to $41.6 million used for operating activities for fiscal 2000. Cash provided by investing activities was $25.0 million in fiscal 2001 compared to cash provided from investing of $19.5 million in fiscal 2000. The increase was attributable primarily to the proceeds received from the Caldera transaction. Cash provided for financing activities was $0.7 million for fiscal 2001 compared with $9.9 million for fiscal 2000.

The company's days sales outstanding (DSO) at the end of fiscal 2001 was 87, an increase of 21 days from the end of fiscal 2000. The increase in DSO at the end of fiscal 2001 was due to a deterioration of sales linearity during the fourth quarter as well as increased delinquent accounts receivable. It is expected that DSO for Tarantella will not fluctuate significantly from the 87 days at the end of fiscal 2001. DSO are expected to remain at higher levels than prior years because a larger portion of the products are now sold directly to the customer and this type of sale does not have the even linearity seen in sales through distribution.

As of September 30, 2001, the Company had an equity investment in Rainmaker Systems having a fair market value of $0.1 million and a cost basis of $0.2 million. In January 2001, the Company sold 3,200,000 shares of its Rainmaker stock for $1.00 per share, and received cash proceeds of $3.2 million. The cost basis of the sale was $1.1 million, and the Company realized a gain of $2.1 million from this sale.

The Company has incurred net losses from operations of approximately $5.7 million during fiscal 2001 and $57.9 million during fiscal 2000 and revenues have declined from $148.9 million in fiscal 2000 to $66.7 million in fiscal 2001. For fiscal 2001 losses from operations were $34.4 million, compared to $51.2 million during fiscal 2000. The Company has an accumulated deficit of $99.0 million as of September 30, 2001.

In connection with the transaction with Caldera, the Company entered into a Loan Agreement and a Secured Convertible Promissory Note effective January 8, 2001, with The Canopy Group for borrowings up to $18.0 million. Draws on the financing agreement are repayable on December 31, 2001 and bear interest at a rate per annum of 10%. Draws are collateralized by the Company's tangible and intangible assets and are convertible into common stock at the option of the lender at the closing price of the Company's common stock on the date of issuance, subject to certain limitations. The unconverted principal is repayable in cash. The Company has not drawn on this line of credit.

The Company believes that, based on its current plans its existing cash and cash equivalents, short-term investments, funds generated from operations and available borrowing capabilities will be sufficient to meet its operating requirements through fiscal 2002, however additional financing may be required thereafter.

FACTORS THAT MAY AFFECT FUTURE RESULTS

Set forth below and elsewhere in this Report and in other documents the Company files with the SEC are risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward-looking statement in this Report.

COMPANY'S OPERATING RESULTS MAY FLUCTUATE IN FUTURE PERIODS

The results of operations for any quarter or fiscal year are not necessarily indicative of the results to be expected in future periods. The Company's operating results have in the past been, and will continue to be, subject to quarterly and annual fluctuations as a result of a number of factors, including but not limited to:

-      Overall technology spending

- Changes in general economic conditions and specific market conditions in the Internet infrastructure industry

- Rapid technological changes that can adversely affect the demand for the Company's products

-      Fluctuations in demand for the Company's products and services

-      The public's perception of Tarantella and its products

-      The long sales and implementation cycle for the Company's products

- General industry trends and the potential effects of price and product competition in the Internet infrastructure industry

-      The introduction and acceptance of new technologies and products

-      Reductions in sales to, or loss of, any significant customers

- The timing of orders, timing of shipments, and the ability to satisfy all contractual obligations in customer contracts

-      The impact of acquired technologies and businesses

- The Company's ability to control spending and achieve targeted cost reductions

- The ability of the Company to generate cash adequate to continue operations

-      The potential loss of key employees

-      The Company's ability to attract and retain qualified personnel

- Adverse changes in the value of equity investments in third parties held by the Company

- The ability of the Company's customers and suppliers to obtain financing or to fund capital expenditures

As a consequence, operating results for a particular future period are difficult to predict.

THE COMPANY IS EXPOSED TO GENERAL ECONOMIC AND MARKET CONDITIONS

Any significant downturn in the Companies customers' markets, or domestic and global conditions, which result in a decline in demand for their software and services could harm the business. The terrorist attacks of September 11, 2001, the subsequent military response by the United States and future events occurring in response to, or in connection with the attacks may negatively impact the economy in general. In particular, the negative impacts of these events may affect the software industry. This could result in customers delaying or canceling orders for software. Any of these occurrences could have a significant impact on the Companies operating results, revenues and costs and may cause the market price of their common stock to decline or become more volatile.

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

THE COMPANY DEPENDS ON THE DEVELOPMENT AND ACCEPTANCE OF NEW PRODUCTS IN A RAPIDLY CHANGING MARKET

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

The Company anticipates new releases of products in the fiscal year ending September 30, 2002. There can be no assurance that such new releases will not be affected by technical problems or "bugs", as is common in the software industry. Furthermore, there can be no assurance that these or other future product introductions will not be delayed. Delays in the availability, or a lack of market acceptance, of new or enhanced products could have an adverse effect on the Company's business. There can be no assurance that product introductions in the future will not disrupt product revenues and adversely affect operating results.

THE COMPANY COMPETES IN THE HIGHLY COMPETITIVE INTERNET INFRASTRUCTURE MARKET

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

OPERATING RESULTS FOR A PARTICULAR QUARTER ARE DIFFICULT TO PREDICT

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

THE COMPANY'S REVENUES MAY BE AFFECTED BY THE SEASONALITY OF REVENUES IN THE EUROPEAN AND GOVERNMENT MARKETS

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

REVENUES MAY BE AFFECTED BY CHANGES IN THE MIX OF PRODUCTS AND SERVICES

The overall cost of revenues may be affected by changes in the mix of net revenue contribution between licenses and services, product families, geographical regions and channels of distribution, as the costs associated with these revenues may have substantially different characteristics. The Company may also experience a change in margin as net revenues increase or decrease since technology costs, services costs and production costs are fixed within certain volume ranges.

THE COMPANY'S OPERATIONAL RESULTS COULD BE AFFECTED BY PRICE VARIATIONS

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

THE COMPANY IS DEPENDANT UPON INFORMATION RECEIVED FROM THIRD PARTIES IN ORDER TO DETERMINE INVENTORY AND RESERVES

The Company depends on information received from external sources in evaluating the inventory levels at distribution partners in the determination of reserves for the return of materials not sold, stock rotation and price protection. Significant effort has gone into developing systems and procedures for determining the appropriate reserve level.

THE COMPANY'S BUSINESS DEPENDS UPON ITS PROPRIETARY RIGHTS AND THERE IS A RISK THAT SUCH RIGHTS WILL BE INFRINGED

The Company attempts to protect its software with a combination of patent, copyright, trademark, and trade secret laws, employee and third party nondisclosure agreements, license agreements, and other methods of protection. Despite these precautions, it may be possible for unauthorized third parties to copy certain portions of the Company's products or reverse engineer or obtain and use information the Company regards as proprietary. While the Company's competitive position may be affected by its ability to protect its intellectual property rights, the Company believes that trademark and copyright protections are less significant to the Company's success than other factors, such as the knowledge, ability, and experience of the Company's personnel, name recognition, and ongoing product development and support.

PORTIONS OF THE COMPANY'S SHRINK WRAP AND/OR CLICK THROUGH LICENSES MAY NOT BE ENFORCEABLE IN CERTAIN JURISDICTIONS

The Company's software products are generally licensed to end users on a "right-to-use" basis pursuant to a perpetual license. The Company licenses its products to end users primarily under "shrink-wrap" or "click through" license (i.e., licenses included as part of the product packaging or electronic delivery). Shrink-wrap and click-through licenses, which are not negotiated with or signed by individual end-user licensees, are intended to take effect upon opening of the product package or agreeing to the terms electronically. Certain provisions of such licenses, including provisions protecting against unauthorized use, copying, transfer, and disclosure of the licensed product, may be unenforceable under the laws of certain jurisdictions. In addition, the laws of some foreign countries do not protect the Company's intellectual property rights to the same extent as do the laws of the U.S.

RISKS OF CLAIMS FROM THIRD PARTIES FOR INTELLECTUAL PROPERTY INFRINGEMENT COULD ADVERSELY AFFECT THE BUSINESS

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

THE COMPANY DEPENDS UPON LICENSING ADEQUATE TECHNOLOGY FROM THIRD PARTIES


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

TAX CARRYFORWARDS

As the Company utilizes its tax carryforwards and as new tax legislation is enacted, the Company's effective tax rate is subject to change.

THE COMPANY'S RESULTS OF OPERATIONS MAY BE AFFECTED BY FLUCTUATIONS IN FOREIGN CURRENCY EXCHANGE RATES

Substantial portions of the Company's revenues are derived from sales to customers outside the United States. Trade sales to international customers represented 52%, 54% and 56% of total revenues for fiscal 2001, 2000 and 1999, respectively. The Company's revenues can be affected by general economic conditions in the United States, Europe and other international markets. The Company's operating strategy and pricing take into account changes in exchange rates over time. However, the Company's results of operations may be significantly affected in the short term by fluctuations in foreign currency exchange rates.

THE CARRYING AMOUNT OF PURCHASED SOFTWARE AND TECHNOLOGY LICENSES MAY BE REDUCED DUE TO THE COMPANY'S AMORTIZATION POLICY

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

THE COMPANY MAY MAKE FUTURE ACQUISITIONS WHERE ADVISABLE AND ACQUISITIONS INVOLVE NUMEROUS RISKS

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

THE COMPANY IS EXPOSED TO FLUCTUATIONS IN THE MARKET VALUES OF ITS PORTFOLIO OF INVESTMENTS

The Company is exposed to equity price risk regarding the marketable portion of equity securities in its portfolio of investments entered into for the promotion of business and strategic objectives. This risk increased significantly after the completion of the transaction with Caldera. The Company is exposed to fluctuations in the market values of portfolio investments. The Company maintains investment portfolio holdings of various issuers, types and maturities. These securities are generally classified as available for sale and consequently, are recorded on the balance sheet at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income, net of tax. Part of this portfolio includes minority equity investments in several publicly traded companies, the values of which are subject to market price volatility. The Company has also invested in several privately held companies, many of which can still be considered in the startup or development stages. These investments are inherently risky as the market for the technologies or products they have under development are typically in the early stages and may never materialize. The Company could lose its entire initial investment in these companies. The Company typically does not attempt to reduce or eliminate its market exposure pertaining to these equity securities.

THE COMPANY'S SUCCESS LARGELY DEPENDS UPON ITS ABILITY TO RETAIN AND RECRUIT KEY PERSONNEL

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

THE COMPANY'S STOCK PRICE MAY BE VOLATILE

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

IF THE COMPANY FAILS TO BECOME EURO-COMPLIANT IN A TIMELY MANNER, IT MAY RESULT IN AN ADVERSE IMPACT ON THE COMPANY'S RESULTS OF OPERATIONS OR FINANCIAL POSITION

The Single European Currency (Euro) was introduced on January 1, 1999 with complete transition to this new currency required by January 2002. We have made and expect to continue to make changes to our internal systems in preparation for the transition to the Euro. Changes made to date include changing the operating currency of the European subsidiaries that are affected by the Euro from the national currency to the Euro, which became effective during fiscal 2001. We expect to complete the conversion of all financial aspects of these subsidiaries by December 31, 2001.

We further expect that use of the Euro may affect our foreign exchange activities and may result in increased fluctuations in foreign currency results. Any delays in our ability to be Euro-compliant could have an adverse impact on our results of operations or financial position.

RECENT ACCOUNTING PRONOUNCEMENTS

The Company adopted Statement of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, at the beginning of its fiscal year 2001. The standard requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities or firm commitments through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. During the year, the Company maintained certain derivatives related to warrants held by the Company in Ebiz, Inc., and warrants issued by the Company to underwriters of a private placement completed in the prior year. The fair value of the warrants were recorded at October 1, 2000 with adjustments recorded to income throughout the year based on the then current fair value. As of September 30, 2001, the fair value of both warrants was determined to be insignificant.

In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations." SFAS No. 141 addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. SFAS No. 141 is applicable to business combinations beginning July 1, 2001. The adoption of this statement is not expected to have a material impact on the Company's financial position or results of operations.

In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 addresses the recognition and measurement of goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 also addresses the initial recognition and measurement of intangible assets acquired outside of a business combination whether acquired individually or with a group of other assets. Goodwill and intangible assets previously recorded on the Company's consolidated financial statements will be affected by the provisions of SFAS No. 142. SFAS No. 142 will be effective for the Company's fiscal year 2003. The adoption of this statement is not expected to have a material impact on the Company's financial position or results of operations.

In October 2001, the FASB issued SFAS No. 144, "Accounting for Impairment of Long-Lived Assets". SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement is effective for fiscal years beginning after December 15, 2001. Tarantella is required to adopt SFAS No. 144 on October 1, 2002. The adoption of this statement in not expected to have a material impact on the Company's financial position or results of operations.

In September of 2000, SFAS No. 140 was issued replacing SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This Statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities based on a financial-components approach that focuses on control. Under that approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. In addition, this statement requires certain disclosures regarding securitization of financial assets. This statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. The adoption of this statement did not have a material effect on the Company's consolidated financial statements.

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 101, Revenue Recognition in Financial Statements, which provides guidance on the recognition, presentation and disclosure of revenue and financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. The Company has adopted SAB 101 effective with the first quarter of fiscal 2001. The implementation of SAB 101 did not have a material effect on the financial position or results of operations of the Company.

ITEM 7A. QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET-RATE SENSITIVE INSTRUMENTS AND RISK MANAGEMENT

The following discussion about the Company's risk-management activities includes "forward-looking statements" that involve risk and uncertainties. Actual results could differ materially from those projected in the forward-looking statements. We are exposed to market risk related to changes in interest rates, foreign currency exchange rates, and equity security price risk. We do not use derivative financial instruments for speculative or trading purposes.

The following tables summarize the financial instruments held by the Company at September 30, 2001 which are sensitive to changes in interest rates. In the past the Company used forward foreign exchange contracts to manage foreign exchange exposures associated with underlying assets, liabilities and anticipated transactions. Since the completion of the transaction in which the Company sold the Server Software and Professional Services divisions to Caldera International, the Company does not feel the foreign exchange risk is great enough to warrant the purchase of forward foreign exchange contracts.

In the normal course of business, the Company also faces risks that are either non-financial or non-quantifiable. Such risks principally include technology risk, country risk, credit risk and legal risk, and are not represented in the following tables.

INTEREST-RATE RISK

As of September 30, 2001 the Company had cash and equivalents of $12.1 million, consisting of cash and highly liquid money market instruments with maturities of less than 90 days, and bank certificate of deposits of $2.0 million. Because of the short maturities of these instruments, a sudden change in market interest rates would not have a material impact on the fair value of the portfolio. The company would not expect operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest on our portfolio.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


TARANTELLA, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                    Fiscal Years Ended September 30,
                                                                   -------------------------------------
(In thousands, except per share data)                                2001          2000          1999
--------------------------------------------------------------------------------------------------------
Net revenues:
    Licenses                                                       $  58,310     $ 133,510     $ 208,466
    Services                                                           8,352        15,413        15,158
--------------------------------------------------------------------------------------------------------
      Total net revenues                                              66,662       148,923       223,624
--------------------------------------------------------------------------------------------------------
Cost of revenues:
    Licenses                                                           8,346        22,366        30,450
    Services                                                           8,969        19,430        19,328
--------------------------------------------------------------------------------------------------------
      Total cost of revenues                                          17,315        41,796        49,778
--------------------------------------------------------------------------------------------------------

      Gross margin                                                    49,347       107,127       173,846
--------------------------------------------------------------------------------------------------------
Operating expenses:
    Research and development                                          18,439        39,673        42,376
    Sales and marketing                                               46,940        89,313        98,525
    General and Administrative                                        17,326        18,691        16,572
    Restructuring charge                                               1,019        10,683          --
--------------------------------------------------------------------------------------------------------
      Total operating expenses                                        83,724       158,360       157,473
--------------------------------------------------------------------------------------------------------

      Operating income (loss)                                        (34,377)      (51,233)       16,373
--------------------------------------------------------------------------------------------------------
Other income (expense):
    Gain on Caldera transaction                                       53,267          --            --
    Loss and impairment of equity investment in Caldera              (27,066)         --            --
    Interest income, net                                               1,118         1,679         1,942
    Other income, net                                                    253           819         1,939
--------------------------------------------------------------------------------------------------------
      Total other income                                              27,572         2,498         3,881
--------------------------------------------------------------------------------------------------------

      Income (loss) before income taxes                               (6,805)      (48,735)       20,254
--------------------------------------------------------------------------------------------------------
    Provision for (benefit from) income taxes                         (1,070)        8,218         3,396
--------------------------------------------------------------------------------------------------------
      Net income (loss)                                               (5,735)      (56,953)       16,858

Other comprehensive income (loss):
         Foreign currency translation adjustment                          33          (539)         (884)
         Unrealized gain (loss) on available for sale
            securities, net of tax of  $2,119 in fiscal 2000          (5,686)        3,498          --
--------------------------------------------------------------------------------------------------------
      Total other comprehensive income (loss)                         (5,653)        2,959          (884)

         Reversal of valuation allowance on deferred tax assets         --           2,119          --
--------------------------------------------------------------------------------------------------------
      Comprehensive income (loss)                                  $ (11,388)    $ (51,875)    $  15,974
--------------------------------------------------------------------------------------------------------

      Earnings (loss) per share:
         Basic                                                     $   (0.14)    $   (1.59)    $    0.49
         Diluted                                                   $   (0.14)    $   (1.59)    $    0.46
--------------------------------------------------------------------------------------------------------
      Shares used in earnings (loss) per share calculation:
         Basic                                                        39,831        35,720        34,232
         Diluted                                                      39,831        35,720        36,402
--------------------------------------------------------------------------------------------------------


See accompanying notes to consolidated financial statements.

TARANTELLA, INC.
CONSOLIDATED BALANCE SHEETS

                                                                                September 30,
                                                                         ----------------------------
(In thousands)                                                               2001           2000
                                                                         ------------    ------------
ASSETS
Current assets:
    Cash and cash equivalents                                            $     12,100    $     20,879
    Short-term investments                                                      2,000           5,567
    Receivables, net of allowance for doubtful accounts                         4,098          24,269
       of $2.3 million and $3.2 million in 2001 and 2000, respectively
    Available-for-sale equity securities                                          101           7,119
    Note receivable from Caldera                                                1,846              --
    Other receivables                                                           1,658             795
    Prepaids and other current assets                                           1,163           3,563
                                                                         ------------    ------------
       Total current assets                                                    22,966          62,192
                                                                         ------------    ------------
Property and equipment, net                                                     2,232          14,842
Long-term portion of note receivable from Caldera                               5,260              --
Equity investment in Caldera                                                    4,010              --
Other assets                                                                    1,123           5,168
                                                                         ------------    ------------
         Total assets                                                    $     35,591    $     82,202
                                                                         ------------    ------------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Trade accounts payable                                               $        802    $      5,521
    Royalties payable                                                             733           4,530
    Income taxes payable                                                          374           1,964
    Accrued restructuring charges                                                 344           5,964
    Accrued expenses and other current liabilities                              9,506          20,225
    Deferred revenues                                                           1,185           7,334
                                                                         ------------    ------------
       Total current liabilities                                               12,944          45,538
                                                                         ------------    ------------
Long-term lease obligations                                                         2             545
Long-term deferred revenues                                                        91           1,397
Other long-term liabilities                                                     1,760           3,520
                                                                         ------------    ------------
       Total long-term liabilities                                              1,853           5,462
                                                                         ------------    ------------
Commitments and contingencies (note 10) Shareholders' equity:
    Preferred stock, authorized 20,000,000 shares;
       No shares issued and outstanding  in 2001 and 2000                          --              --
    Common stock, no par value, authorized 100,000 shares;
       Issued and outstanding 40,117 and 39,436 shares
       in 2001 and 2000, respectively                                         119,919         118,940
    Accumulated other comprehensive income                                       (166)          5,486
    Accumulated deficit                                                       (98,959)        (93,224)
                                                                         ------------    ------------
       Total shareholders' equity                                              20,794          31,202
                                                                         ------------    ------------
         Total liabilities and shareholders' equity                      $     35,591    $     82,202
                                                                         ------------    ------------


See accompanying notes to consolidated financial statements.

TARANTELLA, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


                                                                                      Accumulated
                                            Common Stock                 Note            Other                           Total
                                     ----------------------------     Receivable     Comprehensive    Accumulated    Shareholders'
(In thousands)                          Shares          Amount       from Officer    Income (Loss)      Deficit         Equity
                                     ------------    ------------    ------------    ------------    ------------    ------------
BALANCES, SEPTEMBER 30, 1998               35,049    $    112,064    $        (92)   $      1,292    $    (53,129)   $     60,135
                                     ------------    ------------    ------------    ------------    ------------    ------------

Common stock issuance under
   stock option and purchase plans          1,721           7,107              --              --              --           7,107
Common stock repurchases                   (2,424)        (14,034)             --              --              --         (14,034)
Interest on note                               --              --              (5)             --              --              (5)
Stock option income tax benefit                --           1,161              --              --              --           1,161
Foreign currency translation                   --              --              --            (884)             --            (884)
Net income                                     --              --              --              --          16,858          16,858

                                     ------------    ------------    ------------    ------------    ------------    ------------
BALANCES, SEPTEMBER 30, 1999               34,346    $    106,298    $        (97)   $        408    $    (36,271)   $     70,338
                                     ------------    ------------    ------------    ------------    ------------    ------------
Common stock issuance under
   stock option and purchase plans          2,574          12,523              --              --              --          12,523
Common stock repurchases                     (759)        (12,786)             --              --              --         (12,786)
Private placement                           3,275          12,769              --              --              --          12,769
Unrealized gain on investment                  --              --              --           5,617              --           5,617
Repayment of note                              --              --              97              --              --              97
Stock compensation expense                     --             136              --              --              --             136
Foreign currency translation                   --              --              --            (539)             --            (539)
Net loss                                       --              --              --              --         (56,953)        (56,953)
                                     ------------    ------------    ------------    ------------    ------------    ------------
BALANCES, SEPTEMBER 30, 2000               39,436    $    118,940    $         --    $      5,486    $    (93,224)   $     31,202
                                     ------------    ------------    ------------    ------------    ------------    ------------
Common stock issuance under
   stock option and purchase plans            681           1,176              --              --              --           1,176
Unrealized loss on investment                  --              --              --          (5,686)             --          (5,686)
Stock compensation expense                     --              61              --              --              --              61
Foreign currency translation                   --              --              --              34              --              34
Warrants - Canopy Group                        --             969              --              --              --             969
Warrants - Security Research                   --          (1,227)             --              --              --          (1,227)
Net loss                                       --              --              --              --          (5,735)         (5,735)
                                     ------------    ------------    ------------    ------------    ------------    ------------

BALANCES, SEPTEMBER 30, 2001               40,117    $    119,919    $         --    $       (166)   $    (98,959)   $     20,794
                                     ------------    ------------    ------------    ------------    ------------    ------------


See accompanying notes to consolidated financial statements.

TARANTELLA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                          Fiscal Years Ended September 30,
                                                                     --------------------------------------------
(In thousands)                                                           2001            2000            1999
                                                                     ------------    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                    $     (5,735)   $    (56,953)   $     16,858
Adjustments to reconcile net income (loss) to net cash
  provided by (used for) operating activities -
     Depreciation and amortization                                          5,086          11,302          12,140
     Deferred taxes                                                            --           7,821              --
     Stock option income tax benefit                                           --              --           1,161
     Foreign currency exchange (gain) loss                                     82            (342)             20
     Gain on sale of marketable security                                   (2,118)         (1,896)         (3,272)
     Loss on disposal of property and equipment                             1,559              --              --
     Gain on Caldera transaction                                          (53,267)             --              --
     Loss on equity investment in Caldera                                   4,581              --              --
     Impairment of equity investment in Caldera                            22,485              --              --
     Realized loss on available-for-sale investments                          675              --              --
     Impairment of available-for-sale investments                           2,503             672           1,000
     Amortization of warrant and stock compensation expense                  (439)           (136)             --
     Changes in operating assets and liabilities-
          Receivables                                                      11,475           7,309          (4,971)
          Other current assets                                               (337)          1,959           2,545
          Other assets                                                       (279)          1,893             502
          Trade accounts payable                                           (4,719)         (1,846)            (15)
          Royalties payable                                                (1,139)         (2,695)          2,135
          Income taxes payable                                               (646)            171             176
          Accrued restructuring expenses                                   (5,620)          5,964               0
          Accrued expenses and other current liabilities                   (1,512)        (10,679)          4,158
          Deferred revenues                                                (5,096)         (2,489)         (6,409)
          Cash flows from other long-term liabilities                      (1,760)         (1,701)            158
                                                                     ------------    ------------    ------------
              Net cash provided by (used for) operating activities        (34,221)        (41,646)         26,186
                                                                     ------------    ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of short-term investments                                      (33)        (12,088)        (28,654)
     Sales of short-term investments and marketable securities              6,800          36,906          29,083
     Purchases of property and equipment                                   (1,629)         (2,077)         (3,816)
     Purchases of software and technology licenses                           (894)           (999)         (2,633)
     Changes in other assets                                                  215          (2,268)          1,058
     Proceeds from Caldera transaction                                     20,493              --              --
                                                                     ------------    ------------    ------------
         Net cash provided by (used for) investing activities              24,952          19,474          (4,962)
                                                                     ------------    ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Payments on capital lease obligations                                   (543)         (2,916)         (3,626)
     Net proceeds from issuance of common stock                             1,176          25,563           7,107
     Repurchases of common stock                                               --         (12,786)        (14,034)
                                                                     ------------    ------------    ------------
         Net cash provided by (used for) financing activities                 633           9,861         (10,553)
                                                                     ------------    ------------    ------------
Effects of exchange rate changes on cash and cash equivalents                (143)           (493)           (746)
                                                                     ------------    ------------    ------------
Change in cash and cash equivalents                                        (8,779)        (12,804)          9,925
Cash and cash equivalents at beginning of year                             20,879          33,683          23,758
                                                                     ------------    ------------    ------------
Cash and cash equivalents at end of year                             $     12,100    $     20,879    $     33,683
                                                                     ------------    ------------    ------------

See accompanying notes to consolidated financial statements.

TARANTELLA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                                                                   Fiscal Years Ended September 30,
                                                              -------------------------------------------
(In thousands)                                                    2001            2000           1999
                                                              ------------    ------------   ------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash paid -
           Income taxes                                       $      1,238    $        218   $      3,319
           Interest                                                    317             344            544
     Non-cash financing and investing activities -
          Warrants issued to Security Research                      (1,227)             --             --
          Warrants issued to Canopy                                    969              --             --
           Unrealized gain (loss) on available-for-sale
           equity securities                                        (5,686)          5,617             --
           Assets acquired under capital leases                         --              20          1,978
           Assets written off against restructuring reserve            586             923             --

     Reconciliation of proceeds from Caldera transaction:
       Gain on Caldera transaction                                  53,267              --             --
       Net assets sold                                               3,494              --             --
       Discounted note receivable                                   (6,828)             --             --
       Fair value of Caldera International common stock            (29,440)             --             --
                                                              ------------    ------------   ------------
       Cash proceeds from Caldera transaction                 $     20,493    $         --   $         --
                                                              ------------    ------------   ------------

See accompanying notes to consolidated financial statements.

TARANTELLA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- THE COMPANY

THE COMPANY Tarantella is a leading provider of Internet infrastructure software that enables web-based access to enterprise applications. The Tarantella Enterprise 3 solution instantly provides managed and secure Web access to enterprise mainframe, Windows, AS/400, Linux, and UNIX applications. It leverages existing IT assets to provide cost savings, improved productivity, and the flexibility to accommodate the rapid changes in today's organizations.

The Company was incorporated as The Santa Cruz Operation, Inc. (SCO) in California in 1979. On May 4, 2001, SCO completed the sale of its Server Software and Professional Services Divisions to Caldera Systems, Inc., retaining the Tarantella Division. A new company, Caldera International, was formed which combined the assets acquired from SCO with the assets of Caldera Systems. Upon the completion of the sale, The Santa Cruz Operation, Inc. changed its corporate name to Tarantella, Inc. and its Nasdaq trading symbol to TTLA, reflecting the new corporate focus.

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

PRINCIPLES OF CONSOLIDATION The consolidated financial statements include the Company and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated on consolidation.

USE OF ESTIMATES The preparation of financial statements in conformity with accounting principles generally accepted in the United States ("generally accepted accounting principles") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Such estimates include the allowances for bad debt, product returns and certain accrued expenses and liabilities, and a valuation allowance for deferred tax assets. Actual results could differ from those estimates.

RECLASSIFICATIONS Certain prior year reclassifications have been made for consistent presentation.

CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS The Company considers all highly liquid investments with an original maturity of 90 days or less at the date of acquisition to be cash equivalents. Short-term investments include instruments with lives ranging from 91 days to three years.

INVESTMENTS The Company classifies its investments in certain equity securities in publicly traded companies as available-for-sale. Such investments are recorded at fair market value, based on quoted market prices and unrealized gains and losses are included in other comprehensive income. As of September 30, 2001, unrealized losses on such investments were $5.7 million. As of September 30, 2000, unrealized gains were $3.5 million. The Company has investments in privately held companies which are classified as other assets. Realized gains and losses, which are calculated based on the specific identification method, are recorded in operations as incurred. Investments in companies with less than 20% ownership are carried at the lower of cost or realizable value.

CREDIT RISK Financial instruments which potentially subject us to concentrations of credit risk consist primarily of cash equivalents, short-term investments and accounts receivable. Cash, cash equivalents and short-term investments consist primarily of cash accounts held at various banks, a money market fund held at several financial institutions and a certificate of deposit. We sell our products various organizations in different industries and geographies. Credit risk is further mitigated by our credit evaluation process and limited payment terms. We do not require collateral or other security to support accounts receivable. In addition, we maintain an allowance for potential credit losses.

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

SOFTWARE DEVELOPMENT COSTS Statement of Financial Accounting Standards ("SFAS") No. 86 provides for the capitalization of certain software development costs once technological feasibility is established. Capitalized costs are then amortized on a straight-line basis over the estimated product life, or on the ratio of current revenues to total projected product revenues, whichever is greater. Through September 30, 2001, the Company believes its process for developing software was essentially completed concurrent with the establishment of technological feasibility, and accordingly, no software development costs have been capitalized to date.

At each balance sheet date the Company compares the unamortized balance of purchased software and technology with its net realizable value. Any amount by which the unamortized balance exceeds the net realizable value is written off. The net realizable value is calculated as the estimated future gross revenues from the product reduced by the estimated future costs of completing and disposing of that product, including the costs of performing the maintenance and customer support required to satisfy the Company's responsibility set forth at the time of the sale.

REVENUE RECOGNITION The Company's revenue is derived primarily from two sources, across many industries: (i) products license revenue, derived primarily from product sales to resellers and end users, including large scale enterprises and royalty revenue, derived primarily from initial license fees and ongoing royalties from product sales by source code OEMs; and (ii) services and support revenue, derived primarily from providing software updates, support and education and consulting services to end users.

The Company adopted the provisions of AICPA Statement of Position ("SOP") 97-2, Software Revenue Recognition, as amended. Product revenue is recognized upon shipment if evidence of an arrangement exists, the fee is fixed and determinable, collection of resulting receivables is probable and product returns are reasonably assured. Sales to distributors, are recognized upon sale by the distributor to resellers or end users. Estimated product returns are recorded upon recognition of revenue from customers having rights of return, including exchange rights for unsold products and product upgrades.

Until May 2001, the Company sold two types of software product -- its UNIX based operating system software, which was sold under the Unixware and OpenServer names, and its application broker software sold under the Tarantella name. In May 2001, the Company sold the UNIX based business to Caldera Systems, Inc.

The Company sold Unixware and OpenServer products separately and as a result, contracts involving the sale of Unixware and OpenServer which contain multiple obligations (e.g. delivered and undelivered products, maintenance and other services), the Company allocated revenue to each component of the contract based on objective evidence of its fair value, which is specific to the Company. The fair value of each element is based on the price sold separately. The Company recognized revenue allocated to undelivered products when the criteria for product revenue set forth above was met.

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

COOPERATIVE ADVERTISING The Company expenses advertising costs as incurred. The Company reimburses certain qualified customers for a portion of the advertising costs related to their promotion of the Company's products. The Company's maximum liability for reimbursement is accrued at the time revenue is recognized as a percentage of the qualified customer's net revenue derived from the Company's products. For 2001, 2000 and 1999, cooperative advertising expense totaled approximately $1.6 million, $7.8 million and $10.5 million, respectively.

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

COMPUTATION OF EARNINGS (LOSS) PER SHARE Basic earnings (loss) per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings
(loss) per share is computed by giving effect to all dilutive potential common shares that were outstanding during the period. For the Company, dilutive potential common shares consist of the incremental common shares issuable upon the exercise of stock options and warrants for all periods.

A reconciliation of the numerator and denominator used in the calculation of basic and diluted earnings (loss) per share is provided as follows (in thousands, except per share amounts):

(in thousands, except per share data)             Fiscal Years Ended September 30,
                                            --------------------------------------------
                                                2001            2000           1999
                                            ------------    ------------    ------------
Basic:
     Weighted average shares                      39,831          35,720          34,232
                                            ============    ============    ============
     Net income (loss)                      $     (5,735)   $    (56,953)   $     16,858
                                            ============    ============    ============
     Earnings (loss) per share              $      (0.14)   $      (1.59)   $       0.49
                                            ============    ============    ============

Diluted:
     Weighted average shares                      39,831          35,720          34,232
     Common equivalent shares from
      stock options and warrants                      --              --           2,170
                                            ------------    ------------    ------------
     Shares used in per share calculation         39,831          35,720          36,402
                                            ============    ============    ============
     Net income (loss)                      $     (5,735)   $    (56,953)   $     16,858
                                            ============    ============    ============
     Earnings (loss) per share              $      (0.14)   $      (1.59)   $       0.46
                                            ============    ============    ============


                                                                 September 30,
                                                   ------------------------------------------
                                                       2001           2000           1999
                                                   ------------   ------------   ------------
Options and warrants outstanding not included
  in computation of diluted earnings (loss) per
  share because the exercise price was greater
  than the average market price                           8,978          1,583          3,190

Options and warrants outstanding not included in
  computation of diluted earnings (loss) per share
  because their inclusion would have been
 anti-dilutive                                            2,408         10,283             --


SEGMENT INFORMATION In 1999, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". SFAS No. 131 supercedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise". Under the new standard the Company is required to use the "management" approach to reporting its segments. The management approach designates the internal organization used by management for making operating decisions and assessing performance as the source of the Company's segments.

RECENT ACCOUNTING PRONOUNCEMENTS The Company adopted Statement of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, at the beginning of its fiscal year 2001. The standard requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities or firm commitments through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. During the year, the Company maintained certain derivatives related to warrants held by the Company in Ebiz, Inc., and warrants issued by the Company to underwriters of a private placement completed in the prior year. The fair value of the warrants were recorded at October 1, 2000 with adjustments recorded to income throughout the year based on the then current fair value. As of September 30, 2001, the fair value of both warrants was determined to be insignificant.

In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations." SFAS No. 141 addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. SFAS No. 141 is applicable to business combinations beginning July 1, 2001. The adoption of this statement is not expected to have a material impact on the Company's financial position or results of operations.

In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 addresses the recognition and measurement of goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 also addresses the initial recognition and measurement of intangible assets acquired outside of a business combination whether acquired individually or with a group of other assets. Goodwill and intangible assets previously recorded on the Company's consolidated financial statements will be affected by the provisions of SFAS No. 142. SFAS No. 142 will be effective for the Company's fiscal year 2003. The adoption of this statement is not expected to have a material impact on the Company's financial position or results of operations.

In October 2001, the FASB issued SFAS No. 144, "Accounting for Impairment of Long-Lived Assets". SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement is effective for fiscal years beginning after December 15, 2001. Tarantella is required to adopt SFAS No. 144 on October 1, 2002. The adoption of this statement is not expected to have a material impact on the Company's financial position or results of operations.

In September of 2000, SFAS No. 140 was issued replacing SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities based on a financial-components approach that focuses on control. Under that approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. In addition, this statement requires certain disclosures regarding securitization of financial assets. This statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. The adoption of this statement did not have a material effect on the Company's consolidated financial statements.

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 101, Revenue Recognition in Financial Statements, which provides guidance on the recognition, presentation and disclosure of revenue and financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. The Company has adopted SAB 101 effective with the first quarter of fiscal 2001. The implementation of SAB 101 did not have a material effect on the financial position or results of operations of the Company.

STOCK-BASED COMPENSATION The Company accounts for employee stock plans under the intrinsic value method prescribed by Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"), and Financial Accounting Standards Board Interpretation ("FASB") No. 44, "Accounting for Certain Transactions Involving Stock Compensation" (an Interpretation of APB No.
25) and has adopted the disclosure-only provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation". The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123.

FOREIGN CURRENCY TRANSLATION The functional currency of the Company's foreign subsidiaries is the local foreign currency. All assets and liabilities denominated in foreign currencies are translated into U.S. dollars at the exchange rate prevailing on the balance sheet date. Revenues, costs and expenses are translated at average rates of exchange prevailing during the period. Translation adjustments resulting from translation of the subsidiaries' accounts are accumulated as a separate component of shareholders' equity. Gains and losses resulting from foreign currency transactions are included in the consolidated statements of operations and have not been significant.

HEDGING OF FOREIGN CURRENCY TRANSACTIONS In the past the Company utilized foreign currency forward exchange contracts to hedge foreign currency market exposures of underlying assets, liabilities and other obligations. The Company did not use forward exchange contracts for speculative or trading purposes. The Company's accounting policies for these instruments are based on the Company's designation of such instruments as hedging transactions. The criteria the Company uses for designating an instrument as a hedge include the instrument's effectiveness in risk reduction and one-to-one matching of forward exchange contracts to underlying transactions. Gains and losses on currency forward contracts that are designated and effective as hedges of firm commitments are deferred and recognized in income in the same period that the underlying transactions are settled. Gains and losses on currency forward contracts that are designated and effective as hedges of existing transactions are recognized in income in the same period as losses and gains on the underlying transactions are recognized and generally offset. Gains and losses on any instruments not meeting the above criteria would be recognized in income in the current period. The Company transacts business in various foreign currencies. At September 30, 2001 the Company had no foreign exchange contracts. At September 30, 2000, the Company had foreign exchange contracts, all having maturities of 90 days or less, to sell approximately $9,000,000 in U.S. dollars.

The fair value of these contracts at September 30, 2000 was not significant. As of September 30, 2000 the following contracts were outstanding:


                                Forward Contracts
                               September 30, 2000

                                                 Contract
                        Premium paid/             amount              Forward                                        Term of
                      (Discount received)     (In thousands)         strike rate                                     contract
                      -------------------     --------------         -----------                                    ----------
Contract 1                      2                 $ 1,250              1.50255     (GB Pound/US Dollar)             2 months
Contract 2                      3                 $ 1,250              1.503025    (GB Pound/US Dollar)             2.5 months
Contract 3                      5                 $ 1,000              1.4568      (GB Pound/US Dollar)             2 months
Contract 4                      5                 $ 1,000              1.45705     (GB Pound/US Dollar)             2.5 months
Contract 5                      5                 $ 1,000              1.4574      (GB Pound/US Dollar)             3 months
Contract 6                    (27)                $ 3,500              1.4391      (GB Pound/US Dollar)             2 months
Contract 7                    (38)                $(3,500)             1.46598     (US Dollar/GB Pound)             2.5 months

FAIR VALUE OF FINANCIAL INSTRUMENTS Carrying amounts of certain of the Company's financial instruments, including cash and cash equivalents, receivables, accounts payable, accrued payroll and other accrued liabilities, approximate fair value because of their short maturities. The fair values of investments are determined using quoted market prices for those securities or similar financial instruments. The fair value of other long-term liabilities approximates the carrying value due to the market interest rates that these obligations bear. A non-interest bearing $8.0 million note receivable was received from Caldera in connection with the sale of the server and professional services divisions. The note is due in quarterly installments beginning August 1, 2002 and is secured by certain intellectual property sold to Caldera. The value of the note receivable at September 30, 2001 is as follows:


CALDERA NOTE RECEIVABLE

                            As of September 30, 2001
                    ------------------------------------------
                       Short          Long
                       Term           Term            Total
                    ------------   ------------   ------------
Face Amount .....          2,000          6,000          8,000
Discount ........            154            740            894
                    ------------   ------------   ------------
Book Value ......          1,846          5,260          7,106
                    ============   ============   ============


NOTE 3 - CASH AND CASH EQUIVALENTS

                                     September 30,
                               ---------------------------
                                  2001            2000
                               ------------   ------------
                                     (In thousands)
Bank demand deposits .......   $        864   $      1,819
Money market accounts ......         11,236         19,060
                               ------------   ------------

                               $     12,100   $     20,879
                               ------------   ------------


At September 30, 2001, all investments had original maturity dates of 90 days or less at the date of acquisition.

NOTE 4 - SHORT-TERM INVESTMENTS

                                             September 30,
                                      ---------------------------
                                          2001           2000
                                      ------------   ------------
                                            (In thousands)
Bank certificates of deposit ......   $      2,000   $      3,100
Government agency bonds ...........             --            971
Commercial paper ..................             --          1,496
                                      ------------   ------------

                                      $      2,000   $      5,567
                                      ------------   ------------

NOTE 5 - RELATED PARTIES

                                                       September 30,
                                               ---------------------------
                                                   2001           2000
                                               ------------   ------------

                                                     (In thousands)
Net revenues
     License, third parties ................   $     52,527   $    118,877
     License, related parties ..............          5,783         14,633
     Service, third parties ................          6,986         12,680
     Service, related parties ..............          1,366          2,733
                                               ------------   ------------
          Total net revenues ...............   $     66,662   $    148,923
                                               ------------   ------------

Receivables
     Receivables, third parties, net .......   $      3,709   $     22,917
     Receivables, related parties, net .....            389          1,352
                                               ------------   ------------
          Total Receivables, net ...........   $      4,098   $     24,269
                                               ------------   ------------


NOTE 6 - PROPERTY AND EQUIPMENT


                                                                  September 30,
                                                           ----------------------------
                                                               2001            2000
                                                           ------------    ------------
                                                                 (In thousands)

Computer and office equipment ..........................   $      2,568    $     20,703
Furniture and fixtures .................................            847           5,883
Leasehold improvements .................................          1,673           8,143
Purchased software and technology licenses, at cost ....          1,082          31,588
                                                           ------------    ------------
                                                                  6,170          66,317

Less accumulated depreciation and amortization .........         (3,938)        (51,475)
                                                           ------------    ------------
                                                           $      2,232    $     14,842
                                                           ============    ============


Depreciation and amortization expense was $5.1 million, $9.9 million and $11.7 million during fiscal 2001, 2000 and 1999, respectively. During fiscal 2001 the Company sold net property and equipment of $8.4 million to Caldera as part of the sale of the Server and Professional Services divisions.

NOTE 7 - LINE OF CREDIT

At September 30, 2001, the Company had available an $18 million line of credit from the Canopy Group, under which the Company had no borrowings. The interest rate on this line of credit is 10% on amounts borrowed. The line of credit expires on December 31, 2001 and is secured by the assets of the Company. In connection with the line of credit, the Company issued a warrant to purchase 1,440,000 shares of common stock at an exercise price of $1.5625 Per share. The warrant expires on January 8, 2003. The estimated fair value of the warrant, $1.0 million, has been recorded as a deferred financing cost in other assets and is being amortized over the term of the agreement.

NOTE 8 - ROYALTIES PAYABLE

Royalties payable represent obligations to pay authors of certain software products under licensing agreements. Two corporate shareholders accounted $0.6 million of royalty expense for fiscal 2000. At September 30, 2001 and September 30, 2000 no royalties were payable to corporate shareholders. There was no royalty expense for corporate shareholders in fiscal 2001.

NOTE 9 - ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

                                                    September 30,
                                             ----------------------------
                                                2001            2000
                                             ------------   ------------
                                                   (In thousands)

Accrued wages, commissions, bonuses ......   $      1,955   $      6,519
Accrued advertising ......................          2,062          3,147
Accrued fringe benefits ..................            668          1,374
Capital lease obligations ................            454          1,803
Customer deposits ........................            811            761
Other payable - Caldera ..................            657             --
Other accrued expenses ...................          2,899          6,621
                                             ------------   ------------
                                             $      9,506   $     20,225
                                             ============   ============


NOTE 10 -- COMMITMENTS AND CONTINGENCIES

LEASE COMMITMENTS Future minimum lease payments under non-cancelable operating leases (with initial or remaining lease terms in excess of one year) and future minimum capital lease payments as of September 30, 2001 were as follows:

                                                             Capital      Operating
(In thousands)                                               Leases        Leases
                                                          ------------   ------------
Year Ending September 30,
            2002                                          $          9   $      1,212
            2003                                                     2          1,208
            2004                                                    --          1,206
            2005                                                    --            905
            2006                                                    --             --
            Later years, through 2020                               --             --
                                                          ------------   ------------
Total minimum lease payments                                        11   $      4,531
                                                                         ============

Less amount representing interest                                   --
                                                          ------------

Present value of net minimum capital lease payments                 11

Less current installments of
    obligations under capital leases                                 9
                                                          ------------   ------------

Obligations under capital leases,
    excluding current installments                        $          2
                                                          ============   ============


The cost of assets recorded under capital leases was $35,260 and $8.2 million at September 30, 2001 and 2000, respectively. Accumulated amortization on those dates was $23,449 and $6.1 million, respectively.

Rent expense amounted to approximately $4.9 million, $7.7 million and $8.0 million in fiscal 2001, 2000, and 1999, respectively.

Included in the Company's operating lease commitments are facilities leased from Encinal Partners, a partnership which includes the Company President and Chief Executive Officer. The Company's Board of Directors has reviewed and approved the lease agreements and determined that the lease agreements entered into by the Company are equivalent to agreements that would be negotiated with an independent third party on an "arms-length" basis. The remaining lease term of this facility is four years. Rent expense for this facility amounted to approximately $1.4 million in fiscal 2001, $1.5 million in fiscal 2000, and $1.4 million in fiscal 1999.

From time to time, the Company and its subsidiaries may experience claims in the ordinary course of business, including among others employee legal actions and alleged trademark infringements. Due to the nature of these matters, it is not possible to either determine the range of loss that may result from them or their ultimate resolution.

NOTE 11 - SHAREHOLDERS' EQUITY

PREFERRED STOCK The Company is authorized to issue 20,000,000 shares of Preferred Stock. As of September 30, 2001, there were no shares of Preferred Series stock either issued or outstanding.

1993 EMPLOYEE STOCK PURCHASE PLAN The Company has an Employee Stock Purchase Plan ("ESPP") for all eligible employees which is administered by the Board of Directors. Under the ESPP, shares of the Company's ESPP stock may be purchased at six-month intervals at 85% of the fair market value on the first or last day of each six-month period whichever is lower. Employees may purchase shares through payroll deductions of up to 10% of gross compensation during an offering period. During 2001, 2000, and 1999, employees purchased 670,591, 493,092, and 589,968 shares at an average per share price of $1.72, $4.31, and $3.52 , respectively. The number of shares reserved for issuance under the ESPP was increased by 250,000 shares in July 2001. As of September 30, 2001, 1,196,466 shares were reserved for future issuance.

1994 INCENTIVE STOCK OPTION PLAN As of September 30, 2001, the Company had authorized 21,513,665 shares of Common Stock for issuance under the 1994 Incentive Stock Option Plan (the "Option Plan"). The Company's Board of Directors administers the Option Plan and determines the terms of the options granted under the Option Plan, including the exercise price, number of shares subject to each option and the exercisability thereof. In addition, the stock option committee of the Company's Board of Directors is authorized to grant up to 50,000 shares to an individual employee or consultant under the terms of the Option Plan during a one-year period. In July 2001, the number of shares available for issuance under this plan was increased by 1,500,000 shares. As of September 30, 2001 there were 6.7 million shares available for issuance. On October 9, 2001, 4.1 million shares were granted, reducing the number of shares available for issuance to 2.6 million shares.

The exercise price of all incentive options granted under the Option Plan must be at least equal to the fair market value. Options granted under the Option Plan prior to January 31, 1996 generally become exercisable over a five year period. Effective January 31, 1996, the vesting period for subsequent grants was changed to four years. The term of each option is ten years.

1993 DIRECTOR OPTION PLAN The Company's 1993 Director Option Plan (the "Director Plan") provides for the granting of nonstatutory stock options to non-employee directors of the Company and is administered by the Board of Directors. In July 2001, the number of shares available for issuance under the Director Plan was increased by 100,000 shares. As of September 30, 2001 there were 1.0 million shares available for issuance.

A summary of the status of the Company's stock option plans as of September 30, 2001, 2000, and 1999, and changes during the years then ended is presented below:

(In thousands)                                     2001                           2000                            1999
                                       ----------------------------   ----------------------------   ----------------------------
                                                         Weighted-                     Weighted-                       Weighted-
                                                          Average                       Average                        Average
                                                         Exercise                      Exercise                        Exercise
Option and Director Plans                 Shares           Price         Shares          Price          Shares           Price
                                       ------------    ------------   ------------    ------------   ------------    ------------
Outstanding at beginning of year             11,866    $       6.60         11,491    $       5.25         10,349    $       4.80

Granted                                       3,930            1.90          4,164           10.10          3,009            6.50

Exercised                                       (11)           1.83         (2,081)           4.99         (1,131)           4.44

Cancelled                                    (6,822)           6.76         (1,708)           7.89           (736)           5.25
                                       ------------                   ------------                   ------------

Outstanding at end of year                    8,963            4.42         11,866            6.60         11,491            5.25
                                       ============                   ============                   ============

Options exercisable at end of year            4,276            5.44          4,821    $       5.24          4,480    $       5.08

Weighted-average fair value of
     options granted during the year                   $       1.27                   $       6.18                   $       3.61

The following table summarizes information about stock options outstanding at September 30, 2001:

                                        Weighted-Avg
      Range of                           Remaining         Weighted-Avg                            Weighted-Avg
   Exercise Price     Outstanding     Contractual Life     Exercise Price      Exercisable         Exercise Price
  ----------------   -------------    ----------------     --------------      -----------         --------------
   $ 0.40 -  0.40              40          9.9 years         $ 0.40                     --                   --
     1.28 -  1.90           2,712          9.5                 1.70                    221                 1.68
     2.11 -  3.13           1,502          8.6                 2.68                    471                 2.70
     3.22 -  4.75           1,457          6.8                 4.16                    977                 4.21
     4.88 -  7.00           2,174          5.4                 5.50                  2,085                 5.46
     7.69 - 10.18             607          7.9                 9.16                    286                 9.14
    11.75 - 16.31             405          7.6                15.27                    211                14.39
    17.88 - 18.50              65          8.2                18.49                     25                18.49
    31.25 - 31.25               1          8.3                31.25                     --                31.25
                     ------------
   $ 0.40 - 31.25           8,963          7.7 years         $ 4.42                  4,276          $      5.44
                     ============                                              ===========

PRO FORMA FAIR VALUE ACCOUNTING FOR STOCK-BASED COMPENSATION SFAS No. 123, "Accounting for Stock Based Compensation" requires pro forma information regarding net income and earnings per share as if the Company had accounted for its employee stock options and other stock-based compensation under the fair value method. The fair value of the options granted under the Option Plan and the Director Plan was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2001, 2000, and 1999: risk-free interest rate of 4.91% for 2001, 6.31% for 2000, and 5.27% for 1999; dividend yield of 0%; volatility factor of the expected market price of the Company's common stock of 87.5% for 2001, 75% for 2000 and 65% for 1999; an average turnover rate of 15% and a four year and five year expected life for options granted to employees and executives, respectively.

The fair value for the Employee Stock Purchase Plan rights were also estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions for 2001, 2000, and 1999: risk-free interest rates of 4.74%, 5.07%, and 4.91%, respectively; dividend yield of 0%; volatility factor of 87.5% for 2001, 75% for 2000, and 65% for 1999; and six month expected life. The weighted average fair value of the ESPP rights granted in 2001, 2000, and 1999 was $1.02, $2.86, and $1.31, respectively.


(In thousands, except                             Fiscal Years Ended
  per share price)                                   September 30,
                                      --------------------------------------------
                                          2001            2000            1999
                                      ------------    ------------    ------------
Pro forma net income (loss)           $    (13,004)   $    (67,423)   $     10,464

Pro forma earnings (loss) per share
         Basic                        $      (0.33)   $      (1.89)   $       0.31
         Diluted                      $      (0.33)   $      (1.89)   $       0.29


The pro forma effects of applying SFAS No. 123 for recognizing compensation expense may not be representative of the effects on the reported net income or loss for future years because the options granted by the Company vest over several years and additional awards may be made in the future.

COMMON STOCK REPURCHASES The Company repurchases its common stock on the open market, both systematically and non-systematically. Under the systematic stock repurchase plan, shares of common stock are repurchased to help negate the dilutive effects of the Incentive Stock Option Plan and the Employee Stock Purchase Plan. For the fiscal years ended September 30, 2001, the company did not repurchase any shares under the systematic plan, while in fiscal years ended 2000, and 1999, the purchases and retirements of common stock under the systematic plan were 758,578 shares and 1,038,000 shares respectively. Under the non-systematic repurchase plan, the Company may repurchase up to 6,000,000 shares of its common stock. During the fiscal years ended September 30, 2001 and 2000, the company did not repurchase any shares under the non-systematic plan, while in fiscal years ended September 30, 1999, 1,386,000 were repurchased and retired under the non-systematic plan. Both the systematic and non-systematic plans have been approved for continuance into fiscal 2002.

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

WARRANTS On September 22, 2000 the Company entered into a private placement agreement where the investors have subscribed for a total of 409,375 units at $32 per unit. Each unit consists of 8 shares of common stock of the Company and a warrant to purchase either 2 additional shares of the Company's stock at $3.75 per share or 1 share of Caldera common stock at $6.50 per share. The total fair value of the Tarantella common stock plus either of the warrants was in excess of the $32.00 received. The warrants have a two year life. Total proceeds from the private placement, net of issuance costs of $331,000, were $12.8 million.

When the transaction with Caldera was consummated, the Company assessed the fair value of the warrants in Caldera stock and reclassified $1.2 million, the amount equal to this fair value, from equity to liabilities. In addition, the Company will continue to reassess the fair value of this liability for every reporting period until the warrants are exercised or expire. Any change in the fair value of this liability is recorded into the statements of operations.

Upon the initial issuance, the Company determined the fair value of the warrants using the Black-Scholes option pricing model. Upon the closing of the Caldera transaction the Company determined the fair value using a binomial valuation model and the following assumptions: a two year exercise period, a 100% volatility rate for Caldera, which is consistent with the rate disclosed in their financial statements, and a dividend rate of zero. Based on the assumptions above, the fair value of the warrants to purchase 439,375 shares as of September 30, 2001 was zero and as of September 30, 2000 was approximately $697,000.

During fiscal 2001, in connection with a line of credit (see Note 7); the Company issued warrants to purchase 1,440,000 shares of common stock at an exercise price of $1.5625 Per share. The warrant expires on January 8, 2003.

NOTE 12 -- INCOME TAXES

Income (loss) before income taxes for fiscal 2001, 2000 and 1999 include foreign pretax profit of approximately $2.6 million, $3.2 million and $6.6 million respectively.

The components of income taxes are as follows:

                             Fiscal Year Ended September 30,
                       --------------------------------------------
(In thousands)             2001            2000            1999
                       ------------    ------------    ------------
Current:
   Federal             $         --    $       (147)   $        500
   State                         --              20              20
   Foreign                   (1,070)            521           2,876
                       ------------    ------------    ------------

      Total current          (1,070)            394           3,396
                       ------------    ------------    ------------

Deferred:
   Federal                       --           6,289              --
   State                         --             139              --
   Foreign                       --           1,396              --
                       ------------    ------------    ------------

      Total deferred             --           7,824              --
                       ------------    ------------    ------------

     Total             $     (1,070)   $      8,218    $      3,396
                       ============    ============    ============

Income taxes differ from the amount computed by applying the statutory federal income tax rate to income (loss) before income taxes as follows:

                                            Fiscal Year Ended September 30,
                                      --------------------------------------------
(In thousands)                            2001            2000            1999
                                      ------------    ------------    ------------
Statutory federal income tax
    (benefit) at 34%                  $     (2,314)   $    (16,570)   $      6,887
State income tax (benefit),
    net of federal effect                       --             159             247
Foreign taxes less related tax
    benefit, if any                         (1,530)           (229)            669
Losses and expenses without
    tax benefit                              2,774          17,034              --
Current utilization of losses                   --              --          (4,407)
Net deferred tax asset charge                   --           7,824              --
                                      ------------    ------------    ------------
                                      $     (1,070)   $      8,218    $      3,396
                                      ============    ============    ============

The tax effect of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:

                                                       September 30,
                                         --------------------------------------------
(In thousands)                               2001            2000            1999
                                         ------------    ------------    ------------
Deferred tax assets:
   Investment reserves                   $     22,980    $         --    $         --
   Accruals and reserve accounts                2,075           7,005           7,613
   Property and equipment                       1,972             931           1,641
   Net operating loss carryforward             38,590          35,580           7,032
   Research credit                             10,120           9,299           7,602
   Other credits                                2,084           2,105          12,346
                                         ------------    ------------    ------------

Total gross deferred tax assets                77,821          54,920          36,234
Less valuation allowance                      (77,821)        (52,801)        (26,885)
                                         ------------    ------------    ------------

Net deferred  tax assets                           --           2,119           9,349
                                         ------------    ------------    ------------

Deferred tax liabilities:
Unrealized investment gain                         --           2,119              --
Amortization                                       --              --           1,525
                                         ------------    ------------    ------------

Total deferred tax liabilities                     --           2,119           1,525
                                         ------------    ------------    ------------

Net tax assets and liabilities           $         --    $         --    $      7,824
                                         ============    ============    ============

The net change in the total valuation allowance for fiscal years 2001, 2000 and 1999 was an increase of approximately $25.0 million, $25.9 million and $0.6 million, respectively. Subsequently recognized tax benefits relating to the valuation allowance for deferred tax assets at September 30, 2001 will be allocated to income tax benefit and additional paid in capital in the amounts of $69.6 million and $8.2 million respectively.

The Company's management believes the uncertainty regarding the timing of the realization of net deferred tax assets requires a valuation allowance.

At September 30, 2001, the Company has net operating loss carryforwards of approximately $109.8 million which expire in fiscal years 2012 through 2021, and foreign tax and research credit carryforwards of approximately $1.2 million and $10.1 million respectively, which expire in fiscal 2002 through 2015. Additionally, the Company has other tax credits of approximately $0.9 million that have no expiration date.

At September 30, 2001, the cumulative unremitted foreign earnings of the Company were not material. The Company intends to reinvest these earnings indefinitely.

NOTE 13 -- TRANSACTION WITH CALDERA SYSTEMS, INC.

On May 4, 2001, the Company consummated the sale of its Server Software and Professional Services Divisions to Caldera Systems, Inc. Under the terms of the transaction, Caldera Systems, Inc. acquired the assets of the server and professional services groups. A new company, Caldera International, was formed which combined the assets acquired from the Company with the assets of Caldera Systems. Upon the completion of the sale the Company is continuing to operate its Tarantella business, and accordingly, changed its corporate name to Tarantella, Inc. and NASDAQ trading symbol to TTLA to reflect the new corporate name.

As consideration for the transaction, the Company received 16 million common stock shares of Caldera International (representing approximately 28.2% of Caldera International), $23 million in cash (of which $7 million was received on January 26, 2001) and a non-interest bearing promissory note in the amount of $8 million that will be received in quarterly installments of $2 million beginning the fifth quarter after the combination is completed. In addition, if the OpenServer line of business of the server and professional services groups generates revenues in excess of specified thresholds during the three-year period following the completion of the combination the Company will have earn-out rights entitling it to receive 45% of these excess revenues. The transaction was treated as a disposal of server and professional services groups and a gain of $53,267,000 was recorded upon completion of the transaction. The Company accounts for its investment in Caldera International using the equity method of accounting.

As Tarantella retained a 28.2% interest in Caldera International, including the server and professional services groups, the Company did not recognize a gain on 100% of the sale of the server and professional services groups. Tarantella recorded a gain calculated at 71.8% of the fair value of the Caldera International stock received less 71.8% of SCO's basis in the assets of the server and professional services groups plus net cash consideration and the fair value of the note receivable at the date of closing as follows (dollars in thousands except per share amounts):


CONSIDERATION:
Fair value of Caldera International common stock (16
     million at $2.56 per share times 71.8%)                   $     29,440
Cash consideration                                                   23,000
Note receivable discounted to present value at 10% per annum          6,828
Net cash equivalents transferred                                      3,384
Expenses                                                             (5,891)
                                                               ------------
                                                                     56,761
71.8% of net assets of server and professional services
  groups to be sold                                                  (3,494)
                                                               ------------
Recognized gain                                                $     53,267
                                                               ============

The gain calculation used $2.56, the fair market value of Caldera International common on May 4, 2001, the closing date of the transaction.

The basis of Tarantella's investment in Caldera International was determined as follows (dollars in thousands):

Adjusted fair value of Caldera International common stock                 $     29,440
Portion of investment in Caldera International with no step up in basis          1,371
Shares of Caldera Systems previously owned                                         250
                                                                          ------------
Basis of investment                                                             31,061
Tarantella's share in Caldera International's net assets
 after completion of the reorganization                                         39,600
                                                                          ------------
Excess of net assets acquired over the value of the investment            $      8,539
                                                                          ============

The excess of net assets acquired over the value of the investment represents negative goodwill and is amortized over the estimated useful life of five years.

For the fourth fiscal quarter, the Company's operating results included 28.2% of the operating results of Caldera International, adjusted for amortization of 5 months of negative goodwill of approximately $0.7 million. The net amount of the losses included were $4.6 million. The Company also recorded an impairment of the investment, net of the remaining negative goodwill of $7.8 million, in the amount of $22.5 million. The impairment was recorded as the share price of Caldera International was significantly below the fair market value of Tarantella's and was deemed to be other than temporarily impaired.

NOTE 14 - RESTRUCTURING CHARGE

FISCAL 2001

During the second quarter of fiscal 2001, the Company announced and completed a restructuring plan, which resulted in a one-time charge of $1.6 million, which when taken with an adjustment to a previously established restructuring reserve, resulted in the net charge of $1.1 million. The Company has reduced its spending levels to align its operating expenses with the Company's revenues. The restructuring charge is related to the Tarantella division and included a reduction in personnel of 28 employees and a planned elimination and sublet of unused facilities. The entire $1.6 million relates to cash expenditures.

The severance charges of $1.5 million include the elimination of 16 positions in the United States, 4 positions in the United Kingdom, and 8 positions in various other geographies. The reductions in force affect the sales, marketing and general and administrative functions of the Company. As of September 30, 2001, all 28 positions have been eliminated and there are no remaining cash expenditures.

The Company intends to partially sublet space in the Santa Cruz, California office. This space will be vacated and restored and subsequently sublet. The Company anticipated that the sub-lease would be completed within three months, however as of September 30, 2001, the space remained vacant.

The fiscal 2001 second quarter restructuring charge is summarized as follows:

                FISCAL 2001 SECOND QUARTER RESTRUCTURING ACCRUAL

                                               Reduction
(In Thousands)                                  in Force       Facilities        Total
-------------------------------------------   ------------    ------------    ------------
Restructuring charge accrued                  $      1,499    $         64    $      1,563
Payments/utilization of the accrual                   (885)              0            (885)
-------------------------------------------   ------------    ------------    ------------
Accrual at March 31, 2001                              614              64             678

Payments/utilization of the accrual                   (484)              0            (484)
-------------------------------------------   ------------    ------------    ------------
Accruals at June 30, 2001                              130              64             194

Payments/utilization of the accrual                    (91)            (24)           (115)
Provision Adjustment                                   (39)              0             (39)
-------------------------------------------   ------------    ------------    ------------
Accruals at September 30, 2001                $         --    $         40    $         40
-------------------------------------------   ------------    ------------    ------------


During the fourth quarter of fiscal 2001, the Company announced and completed a restructuring plan, which resulted in a one-time charge of $0.5 million. The Company has reduced its spending levels to align its operating expenses with the Company's revenues. The restructuring charge includes a reduction in personnel of 10 employees and a planned elimination of offices in Singapore and Australia. The entire $0.5 million relates to cash expenditures.

The severance charges of $0.4 million include the elimination of 4 positions in the United States and 6 positions in the United Kingdom. The reductions in force affect the sales, marketing and general and administrative functions of the Company. As of September 30, 2001, all 10 positions have been eliminated, however there were cash payments of $304,000 still to be paid.

The fiscal 2001 fourth quarter restructuring charge is summarized as follows:


                                            Reduction
(In Thousands)                               in Force       Facilities       Total
----------------------------------------   ------------    ------------   ------------
Restructuring charge accrued               $        402    $        102   $        504
Payments/utilization of the accrual                (200)             --           (200)
----------------------------------------   ------------    ------------   ------------
Accrual at September 30, 2001              $        202    $        102   $        304


FISCAL 2000

During fiscal 2000, the Company recorded $10.7 million in restructuring charges, including $7.3 million of severance and benefits, $1.9 million of facilities charges, $0.7 million of technology charges and $0.8 million of fixed asset disposals.

FISCAL 2000 SECOND QUARTER RESTRUCTURING PLAN

During the second quarter of fiscal 2000, the Company announced and completed a restructuring plan, which resulted in a charge of $5.9 million. During fiscal 2001, the Company disposed of fixed assets related to this restructuring accrual. During the Company's fourth fiscal quarter 2001, certain facilities were not vacated and costs were not incurred, however Caldera assumed the lease of these facilities subsequent to the completion of the sale of the Server and Professional Services divisions. Accordingly, the remaining reserves related to these facilities was adjusted. Additionally, the Company made payments on facilities costs related to this restructuring during fiscal 2001.

The fiscal 2000 second quarter restructuring charge is summarized as follows:

                                                Reduction                                     Disposal of
(In Thousands)                                  in Force       Facilities      Technology     Fixed Assets       Total
-------------------------------------------   ------------    ------------    ------------    ------------    ------------
Restructuring charge accrued                  $      3,574    $      1,052    $        667    $        594    $      5,887
Payments/utilization of the accrual                 (2,660)            (94)           (667)           (256)         (3,677)
Provision Adjustment                                  (914)             --              --              --            (914)
-------------------------------------------   ------------    ------------    ------------    ------------    ------------
Accrual at September 30, 2000                           --             958              --             338           1,296

Payments/utilization of the accrual                     --             (75)             --              (4)            (79)
-------------------------------------------   ------------    ------------    ------------    ------------    ------------
Accruals at December 31, 2000                           --             883              --             334           1,217

Payments/utilization of the accrual                     --            (169)             --            (334)           (503)
-------------------------------------------   ------------    ------------    ------------    ------------    ------------
Accruals at March 31, 2001                              --             714              --              --             714

Payments/utilization of the accrual                     --             (97)             --              --             (97)
-------------------------------------------   ------------    ------------    ------------    ------------    ------------
Accruals at June 30, 2001                               --             617              --              --             617

Payments/utilization of the accrual                     --             (39)             --              --             (39)
Provision Adjustment                                    --            (578)             --              --            (578)
-------------------------------------------   ------------    ------------    ------------    ------------    ------------
Accruals at September 30, 2001                $         --    $         --    $         --    $         --    $         --

-------------------------------------------   ------------    ------------    ------------    ------------    ------------


FISCAL 2000 FOURTH QUARTER RESTRUCTURING PLAN

In the fourth quarter of fiscal 2000, in connection with management's plan to reduce operating expenses, the Company announced a further restructuring plan, which resulted in a one-time charge of $4.8 million. During fiscal 2001 the Company made payments related to facilities costs and severance costs associated with this restructuring. Also during fiscal 2001, the Company disposed of certain fixed assets related to this restructuring. The Company recorded an adjustment to the fiscal 2000 fourth quarter restructuring provision of $0.4 million in severance costs in the second quarter of fiscal 2001. The severance costs were adjusted to reflect changes to the estimated expenses as actual payments were made.

The fiscal 2000 fourth quarter restructuring charge is summarized as follows:

                FISCAL 2000 FOURTH QUARTER RESTRUCTURING ACCRUAL


                                                Reduction                      Disposal of
(In Thousands)                                  in Force       Facilities      Fixed Assets      Total
-------------------------------------------   ------------    ------------    ------------    ------------
Restructuring charge accrued                  $      4,658    $        804    $        248    $      5,710
Payments/utilization of the accrual                 (1,042)             --              --          (1,042)
-------------------------------------------   ------------    ------------    ------------    ------------
Accrual at September 30, 2000                        3,616             804             248           4,668

Payments/utilization of the accrual                 (2,794)           (167)            (21)         (2,982)
-------------------------------------------   ------------    ------------    ------------    ------------
Accruals at December 31, 2000                          822             637             227           1,686

Payments/utilization of the accrual                   (392)           (157)            (41)           (590)
Provision Adjustment                                  (430)             --              --            (430)
-------------------------------------------   ------------    ------------    ------------    ------------
Accruals at March 31, 2001                              --             480             186             666

Payments/utilization of the accrual                     --            (480)           (186)           (666)
-------------------------------------------   ------------    ------------    ------------    ------------
Accruals at June 30, 2001                               --              --              --              --

Payments/utilization of the accrual                     --              --              --              --
Provision Adjustment                                    --              --              --              --
-------------------------------------------   ------------    ------------    ------------    ------------
Accruals at September 30, 2001                $         --    $         --    $         --    $         --

-------------------------------------------   ------------    ------------    ------------    ------------


NOTE 15 -- INVESTMENTS

In November 1996, the Company purchased $2.0 million of convertible debentures from a domestic distribution channel partner. In February 1999, the Company elected to convert, in its entirety, the debenture into shares of preferred stock. In January 2000 the Company redeemed 68,805 shares at their cost of $2.181 per share. After the redemption the Company had 848,259 shares of preferred stock at a cost of $1.85 million. On January 4, 2001 the channel distribution partner was purchased by Ebiz Enterprises, Inc., and the Company received 2,367,999 shares of Ebiz common stock.

In March 2000, the Company purchased $2.0 million of preferred stock in a private Linux distribution company. On October 5, 2000 this company was purchased by Ebiz Enterprises, Inc. The Company received 2,208,749 shares of Ebiz common stock and 787,878 warrants to purchase shares.

As of September 30, 2001 the Company's ownership of Ebiz is approximately 14%, and the Company has the right to have one Board member. The Company accounts for the investment using the cost method as it is not deemed to exert significant influence. During the quarter ended June 30, 2001, the Company determined the decline in the fair value of its investment was other than temporary and thus required a permanent write-down of the investment.

At September 30, 2001, the Company had gross accounts receivable with Ebiz of $1.1 million, however this amount is fully reserved as the company has declared bankruptcy and may not have the ability to pay. At September 30, 2000, the Company had net accounts receivable outstanding with this domestic distribution channel partner of $1.0 million. Sales to this related party was $2.0 million for fiscal 2001, $5.3 million for fiscal 2000 and $8.0 million for fiscal 1999. Sales in fiscal 2001 include product and services sold to the Company's channel distribution partner prior to its acquisition by Ebiz.

In January 1995, the Company purchased 10% of the preferred stock of Rainmaker Systems, Inc. ("Rainmaker"), another of the Company's domestic distribution partners, in exchange for cash, product and equipment valued at $1.0 million. In addition, the Company loaned $1.0 million to Rainmaker in exchange for convertible debentures. In February 1999, the Company exchanged the preferred stock and debentures for shares of Series D Convertible Participating Preferred Stock (the "Series D Preferred"). During fiscal year 1999, the Company sold approximately 1,704,011 shares of Series D with a cost basis of $0.6 million, and received cash proceeds of $3.8 million. The Company's interest of ownership of Rainmaker before and after the sale was 15.3% and 10.3% respectively. On November 17, 1999, Rainmaker completed an initial public offering of its common stock, at which time, the shares of Series D Preferred held by the Company automatically converted into shares of Rainmaker's common stock on a one-for-one basis. At September 30, 2001, the Company held 505,767 shares of Rainmaker's common stock. The Company accounts for these shares as available-for-sale securities and records them at fair market value, based on quoted market prices with any unrealized gains or losses included as part of accumulated other comprehensive income. During fiscal 2001, the Company sold 3,200,000 shares of Rainmaker stock with a cost basis of $1.1 million, and received cash proceeds of $3.2 million. During fiscal 2000, the Company sold 307,692 shares of Rainmaker stock with a cost basis of $0.1 million, and received cash proceeds of $2.0 million.

At September 30, 2001 the Company did not have any accounts receivable for Rainmaker. At September 30, 2000, the Company had accounts receivable outstanding with Rainmaker for $0.4 million. Sales to this related party were $3.7 million for fiscal 2001, $12.0 million for fiscal 2000 and $16.8 million for fiscal 1999.

Unrealized gain (loss) on available-for-sale investments as of September 30, 2001 are as follows (in thousands):

                                                                                    Unrealized
                                          FMV            Cost        Impairment      Gain/(Loss)
                                      ------------   ------------   ------------    ------------
Rainmaker                                      101            171             --             (70)
                                      ------------   ------------   ------------    ------------
Ebiz                                            --          3,139         (3,139)             --
                                      ------------   ------------   ------------    ------------
Total stock                                    101          3,310         (3,139)            (70)
                                      ------------   ------------   ------------    ------------

Ebiz warrants                                   --            176           (176)             --
                                      ------------   ------------   ------------    ------------

Total available-for-Sale Securities   $        101   $      3,486   $     (3,315)   $        (70)
                                      ============   ============   ============    ============

Rainmaker's common stock is traded on the NASDAQ National Market under the symbol "RMKR." The Company no longer has the right to appoint a member to the Board of Directors.

Ebiz's common stock is traded OTC under the symbol "EBIZ". The Company has a right to appoint one member to the board of directors, which has a total of 4 members.

NOTE 16 -- INDUSTRY AND GEOGRAPHIC SEGMENT INFORMATION

Beginning on May 4, 2001, with the sale of the Server Software and Professional Services divisions, the company discontinued managing the business by division or geographic segment. Prior to May 4, 2001, the Company reviewed performance on the basis of its three divisions - the Server Software Division, the Tarantella Division, and the Professional Services Division. Prior to fiscal 2000, the Company reviewed performance on the basis of geographical segments. The Company used analysis of segment revenues and gross margin in order to make preliminary decisions of resource allocation. No information on total assets by segment was ever reviewed. The accounting policies used by each segment complied with the policies used in the consolidated financial statements.

The following table presents information about reportable segments as well as information on long-lived assets by geography. Revenue is allocated to segments based on the location from which the sale is satisfied and long-lived asset information is based on the physical location of the asset.

                                                  Fiscal Years Ended September 30,
                                             --------------------------------------------
(in thousands)                                   2001            2000            1999
                                             ------------    ------------    ------------
Net revenues:
            Server software division         $     52,342    $    135,433    $    210,954
            Tarantella division                    14,344          12,834          10,617
            Professional services division          1,363           4,199           3,129
            Corporate adjustments                  (1,387)         (3,543)         (1,076)
                                             ------------    ------------    ------------
            Total net revenues               $     66,662    $    148,923    $    223,624
                                             ============    ============    ============

Gross margin:
            Server software division               38,446         100,120         168,091
            Tarantella division                    11,944           9,893           8,288
            Professional services division           (718)         (1,899)         (2,533)
            Corporate adjustments                    (325)           (987)             --
                                             ------------    ------------    ------------
            Total gross margin               $     49,347    $    107,127    $    173,846
                                             ============    ============    ============

Operating income (loss):
            Server software division         $     (3,591)   $    (28,196)   $     26,987
            Tarantella division                   (24,480)        (18,656)         (6,889)
            Professional services division         (2,766)         (4,381)         (3,725)
            Corporate adjustments                  (3,540)             --              --
                                             ------------    ------------    ------------
            Total operating income (loss)    $    (34,377)   $    (51,233)   $     16,373
                                             ============    ============    ============


                                                   Fiscal Year Ended September 30,
                                             --------------------------------------------
(In thousands)                                   2001            2000            1999
                                             ------------    ------------    ------------
Net revenues:
            United States                    $     31,920    $     68,622    $     97,587
            Canada and Latin America                4,034           7,770          12,606
            EMEIA (1)                              24,930          62,834          95,270
            Asia Pacific                            5,778           9,697          18,161
                                             ------------    ------------    ------------
            Total net revenues               $     66,662    $    148,923    $    223,624
                                             ============    ============    ============

Long-lived assets:
            United States                    $     11,853    $     16,367    $     31,058
            Canada and Latin America                   13           3,234             122
            EMEIA (1)                                 663             168           5,234
            Asia Pacific                               97             241             155
            Other international operations             --              --              50
                                             ------------    ------------    ------------
            Total long-lived assets          $     12,626    $     20,010    $     36,619
                                             ============    ============    ============


(1) Europe, Middle East, India and Africa


NOTE 17 -- EMPLOYEE BENEFIT PLAN

The Company maintains an employee savings plan, which qualifies under section 401(k) of the Internal Revenue Code. Under the plan, participating U.S. employees may defer up to 20% of their pre-tax salary, up to certain statutory limits. The Company matches 50% of employee contributions up to the lower of 6% of the employee's annual salary or $3,000. For fiscal 2001, 2000 and 1999, the Company's total contributions towards the 401(k) plan amounted to $0.6 million, $1.1 million and $1.0 million, respectively.

NOTE 18 -- SUBSEQUENT EVENTS

On October 11, 2001 the Company announced that during the first quarter of fiscal 2002 they would lower their expense run-rate by 30% or $3 million per quarter. In order to do this the company is reducing headcount by 53 people, consolidating operations in Santa Cruz to only a portion of the building the Company currently occupies and closing their office in Japan. As a result of these actions the Company will be recording a one-time charge of approximately $2.2 million in the first quarter of fiscal 2002.

As part of the plan to reduce operating expense, the Company is executing a one-year compensation reduction plan. Executive officers cash compensation will be reduce by 30%, with the entire senior management team taking tiered reductions, with an average 20% reduction overall. Employees that were required to participate in this reduction in compensation were given discounted stock options, fully vested, equivalent to two shares for every dollar of cash compensation reduction. A total of 2.1 million shares were granted to 27 employees. The Company will record a $579,000 charge in relation to this discounted grant. In addition to these shares, 2.0 million shares were granted to employees as part of an employee retention program.

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders' of Tarantella, Inc.
Santa Cruz, CA

We have audited the accompanying consolidated balance sheet of Tarantella, Inc. (formerly The Santa Cruz Operation) and its subsidiaries (the "Company"), as of September 30, 2001, and the related statements of operations, shareholders' equity, and cash flows for the year ended September 30, 2001. Our audit also included the financial statement schedule for the year ended September 30, 2001 as listed in the Index at Item 14. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of September 30, 2001, and the results of its operations and its cash flows for the year ended September 30, 2001 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, such financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole presents fairly in all material respects the information set forth therein.

/s/ DELOITTE & TOUCHE LLP

San Jose, California
November 1, 2001

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Tarantella, Inc.:

In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of Tarantella, Inc. and its subsidiaries at September 30, 2000, and the results of their operations and their cash flows for each of the two years in the period ended September 30, 2000 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing on page 55 present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PRICEWATERHOUSECOOPERS LLP

PricewaterhouseCoopers LLP

San Jose, California
October 23, 2000

The following tables present Tarantella's condensed operating results for each of the eight fiscal quarters for the period ended September 30, 2001. The information for each of these quarters is unaudited and has been prepared on the same basis as the audited consolidated financial statements included in this Form 10-K. In the opinion of management, all necessary adjustments, which consists only of normal and recurring accruals, have been included to fairly present the unaudited quarterly results. This data should be read together with Tarantella's consolidated financial statements and the notes to those statements included in this Form 10-K.

For periods prior to the sale of the server and professional services divisions to Caldera, the historical financial information may not be indicative of Tarantella's future performance.

TARANTELLA, INC.
QUARTERLY RESULTS OF OPERATIONS
(Unaudited)

                                        Fiscal Year Ended September 30, 2001            Fiscal Year Ended September 30, 2000
                                    --------------------------------------------------------------------------------------------
                                       Q4          Q3          Q2          Q1          Q4          Q3          Q2          Q1
                                    --------------------------------------------    --------------------------------------------
                                                               (In thousands, except per share data)
Net revenues                        $  4,019    $  8,837    $ 27,351    $ 26,455    $ 32,797    $ 26,931    $ 35,542    $ 53,653
Cost of revenues                         627       2,476       7,131       7,081      10,027       9,680      10,257      11,832
                                    --------------------------------------------    --------------------------------------------

Gross margin                           3,392       6,361      20,220      19,374      22,770      17,251      25,285      41,821
Operating expenses                     9,414      18,449      28,831      27,030      36,884      35,849      45,914      39,713
                                    --------------------------------------------    --------------------------------------------

Operating income (loss)               (6,022)    (12,088)     (8,611)     (7,656)    (14,114)    (18,598)    (20,629)      2,108

Other income (expense):
    Gain on Caldera transaction         --        53,267        --          --          --          --          --          --
    Loss and impairment of equity
      investment in Caldera          (27,066)       --          --          --          --          --          --          --
    Interest income, net                 330          98         284         406          79         408         592         600
    Other income (expense), net         (368)     (3,036)      3,071         586        (758)       (168)        908         837
                                    --------------------------------------------    --------------------------------------------

       Income (loss) before
         income taxes                (33,126)     38,241      (5,256)     (6,664)    (14,793)    (18,358)    (19,129)      3,545

    Income taxes                      (1,023)        154        (817)        616       5,986         882         680         670
                                    --------------------------------------------    --------------------------------------------

       Net income (loss)             (32,103)     38,087      (4,439)     (7,280)    (20,779)    (19,240)    (19,809)      2,875

      Comprehensive income (loss)   $(32,368)   $ 36,466    $ (4,277)   $(11,209)   $(20,813)   $(35,715)   $(54,086)   $ 58,739

       Earnings (loss) per
         share-basic                $  (0.80)   $   0.95    $  (0.11)   $  (0.18)   $  (0.56)   $  (0.54)   $  (0.56)   $   0.08
       Earnings (loss) per
         share-diluted              $  (0.80)   $   0.95    $  (0.11)   $  (0.18)   $  (0.56)   $  (0.54)   $  (0.56)   $   0.07
                                    --------------------------------------------    --------------------------------------------

       Shares used in per share
         calculation-basic            40,117      40,030      39,733      39,443      36,789      35,860      35,596      34,713
       Shares used in per share
         calculation-diluted          40,117      40,077      39,733      39,443      36,789      35,860      35,596      41,258
                                    --------------------------------------------    --------------------------------------------

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

On May 11, 2001 the Company changed its independent auditors from PricewaterhouseCoopers LLP to Deloitte and Touche LLP as previously reported on Form 8-K filed with the Securities and Exchange Commission on May 18, 2001 (File No 0-21484). There were no disagreements with any of the Company's independent accountants during the fiscal years ended September 30, 2001, 2000 and 1999.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information with respect to Directors may be found under the caption "Election of Directors" of the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held February 21, 2002 (the "Proxy Statement"). Such information is incorporated herein by reference. Information with respect to Executive Officers and Officers may be found on pages 10 through 11 hereof, under the caption "Executive Officers and Officers of the Registrant."

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

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

(a) Documents filed as part of Form 10-K

       1.      Financial Statement Schedule

               Schedule                                                   Page
               Number       Description                                  Number
               --------     -----------                                  ------
               II           Valuation and Qualifying Accounts              59

               The independent auditors' reports with respect to the above-listed financial statement schedule appears on page 57 of this report on Form 10-K. Financial statement schedules other than those listed above have been omitted since they are either not required, not applicable, or the information is shown in the financial statements or notes thereto.

       2.      Exhibit Listing

               Exhibit
               Number        Description
               -------      ------------
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

               10.21        401(k) Plan, as amended. (1) (8)

               10.23        Revised 1993 Employee Stock Purchase Plan. (5) (8)

               10.24        1993 Director Stock Option Plan. (1) (8)

               10.34        Shareholders' Rights Agreement. (6)

               10.35 Change-in-control agreement between the Company and certain key management. (7) (8)

               10.36        Revised Employment Agreement with Alok Mohan.

               21.1         Subsidiaries of Registrant.

               23.1         Independent Auditors Consent.

               23.2         Consent of Independent Accountants.

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


(b)    Reports on Form 8-K.

       No reports on Form 8-K were filed during the last quarter of fiscal 2001.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        TARANTELLA, INC.


By: /s/  Randall Bresee                 By: /s/  Steven M. Sabbath
   --------------------------              -------------------------------------
    Randall Bresee                         Steven M. Sabbath
    Senior Vice President,                 Senior Vice President,
    Chief Financial Officer                Law and Corporate Affairs & Secretary
    Date: December 21, 2001                Date: December 21, 2001


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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:



 /s/ Douglas L. Michels
----------------------------------
Douglas L. Michels
President, Chief Executive Officer
and Director
Date:



 /s/ Alok Mohan                              /s/  Robert M. McClure
----------------------------------          ----------------------------------
Alok Mohan                                  Robert M. McClure
Chairman of the Board of Directors          Director
Date:                                       Date:



 /s/  Gilbert P. Williamson                  /s/  R. Duff Thompson
----------------------------------          ----------------------------------
Gilbert P. Williamson                       R. Duff Thompson
Director                                    Director
Date:                                       Date:



 /s/  Ronald Lachman                         /s/ Ninian Eadie
----------------------------------          ----------------------------------
Ronald Lachman                              Ninian Eadie
Director                                    Director
Date:                                       Date:

                                TARANTELLA, INC.
                              SCHEDULE II/RULE 5-04
                        VALUATION AND QUALIFYING ACCOUNTS

                  YEARS ENDED SEPTEMBER 30, 2001, 2000 AND 1999
                                 (In thousands)


                                            BALANCE AT      CHARGED TO                        BALANCE
                                            BEGINNING      REVENUES OR                       AT END OF
DESCRIPTION                                 OF PERIOD       EXPENSES        DEDUCTIONS         PERIOD
-----------                                 ----------     -----------      ----------       ---------
Year Ended September 30, 2001
     Allowance for returns                   $ 2,330         $ 2,408          $ 3,818         $   920
     Allowance for doubtful accounts             862             950              397           1,415
                                             -------         -------          -------         -------
         Total allowance                     $ 3,192         $ 3,358          $ 4,215         $ 2,335
                                             =======         =======          =======         =======

Year Ended September 30, 2000
     Allowance for returns                   $ 7,108         $  (269)         $ 4,509         $ 2,330
     Allowance for doubtful accounts           1,114             (19)             233             862
                                             -------         -------          -------         -------
         Total allowance                     $ 8,222         $  (288)         $ 4,742         $ 3,192
                                             =======         =======          =======         =======

Year Ended September 30, 1999
     Allowance for returns                   $10,637         $ 9,505          $13,034         $ 7,108
     Allowance for doubtful accounts           1,545             209              640           1,114
                                             -------         -------          -------         -------
         Total allowance                     $12,182         $ 9,714          $13,674         $ 8,222
                                             =======         =======          =======         =======

                               INDEX TO EXHIBITS

Exhibit
Number         Description
-------        ------------
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

  10.23        Revised 1993 Employee Stock Purchase Plan. (5) (8)

  10.24        1993 Director Stock Option Plan. (1) (8)

  10.34        Shareholders' Rights Agreement. (6)

  10.35 Change-in-control agreement between the Company and certain key management. (8)

  10.36        Revised Employment Agreement with Alok Mohan.

  21.1         Subsidiaries of Registrant.

  23.1         Independent Auditors Consent.

  23.2         Consent of Independent Accountants.

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