Form 10-Q
period 2001-12-31
TARANTELLA INC
filed 2002-02-13
CIK 851560

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                ----------------

                                    FORM 10-Q


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2001


             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM _____________ TO _______________

                      ------------------------------------

                         COMMISSION FILE NUMBER 0-21484

                                TARANTELLA, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN THIS CHARTER)


           CALIFORNIA                                 94-2549086
State or other jurisdiction of                     (I.R.S. Employer
 incorporation or organization)                   Identification No.)


425 ENCINAL STREET, SANTA CRUZ, CALIFORNIA                   95060
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

Yes  [X]     No [ ]


     The number of shares outstanding of the registrant's common stock as of December 31, 2001 was 40,134,488.

                                TARANTELLA, INC.

                                    FORM 10-Q

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2001


                                TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION

        ITEM 1.  FINANCIAL STATEMENTS                                                PAGE
                                                                                     ----
               a)  CONSOLIDATED STATEMENTS OF OPERATIONS
                     FOR THE THREE MONTHS ENDED DECEMBER 31, 2001 AND 2000.............3

               b)  CONSOLIDATED BALANCE SHEETS,
                     AS OF DECEMBER 31, 2001 AND SEPTEMBER 30, 2001....................4

               c)  CONSOLIDATED STATEMENTS OF CASH FLOWS
                     FOR THE THREE MONTHS ENDED DECEMBER 31, 2001 AND 2000.............5

               d)  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS .........................6

        ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                 RESULTS OF OPERATIONS................................................12

        ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK...........19


PART II.  OTHER INFORMATION

SIGNATURES............................................................................21

                          Part I. Financial Information
                          Item I. Financial Statements

TARANTELLA, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

                                                                           Three Months Ended
                                                                              December 31,
                                                                        -------------------------
                                                                          2001            2000
                                                                        --------         --------
                                                                               (Unaudited)
Net revenues:
    Licenses                                                            $  2,454         $ 22,861
    Services                                                                 371            3,594
                                                                        --------         --------
       Total net revenues                                                  2,825           26,455
                                                                        --------         --------
Cost of revenues:
    Licenses                                                                  68            3,479
    Services                                                                 250            3,602
                                                                        --------         --------
       Total cost of revenues                                                318            7,081
                                                                        --------         --------

       Gross margin                                                        2,507           19,374
                                                                        --------         --------
Operating expenses:
    Research and development                                               1,746            6,432
    Selling, general and administrative                                    6,393           20,598
    Restructuring charge                                                   1,718               --
                                                                        --------         --------
       Total operating expenses                                            9,857           27,030
                                                                        --------         --------

       Operating loss                                                     (7,350)          (7,656)
                                                                        --------         --------
Other income (expense):
    Equity losses in Caldera                                              (4,010)              --
    Interest income, net                                                     233              406
    Other income (expense), net                                             (533)             586
                                                                        --------         --------
       Total other income (expense)                                       (4,310)             992
                                                                        --------         --------

       Loss before income taxes                                          (11,660)          (6,664)
                                                                        --------         --------
    Provision for income taxes                                                --              616
                                                                        --------         --------
       Net loss                                                          (11,660)          (7,280)

Other comprehensive income (loss):

         Unrealized gain (loss) on available for sale securities              25           (3,876)
         Foreign currency translation adjustment                             (26)             (53)
                                                                        --------         --------
    Total other comprehensive loss                                            (1)          (3,929)

                                                                        --------         --------
    Comprehensive loss                                                  $(11,661)        $(11,209)
                                                                        ========         ========

       Loss per share:
          Basic and diluted                                             $  (0.29)        $  (0.18)
                                                                        ========         ========
       Shares used in earnings (loss) per share calculation:

          Basic and diluted                                               40,121           39,443
                                                                        ========         ========

See accompanying notes to consolidated financial statements.

TARANTELLA, INC.
CONSOLIDATED BALANCE SHEETS

                                                                            December 31,     September 30,
                                                                               2001              2001
(In thousands)
                                                                           -----------       -------------
                                                                           (Unaudited)
ASSETS
Current assets:
     Cash and cash equivalents                                             $   8,941         $  12,100
     Short-term investments                                                       --             2,000
     Receivables, net of allowance for doubtful accounts
        of $2.7 million and $2.3 million, respectively                         2,436             4,098
     Available for sale equity securities                                        126               101
     Note receivable from Caldera                                              3,734             1,846
     Other receivables                                                         1,275             1,658
     Prepaids and other current assets                                           511             1,163
                                                                           ---------         ---------
        Total current assets                                                  17,023            22,966
                                                                           ---------         ---------
Property and equipment, net                                                    1,763             2,232
Long-term portion of note receivable from Caldera                              3,550             5,260
Equity investment in Caldera                                                      --             4,010
Other assets                                                                   1,087             1,123
                                                                           ---------         ---------
           Total assets                                                    $  23,423         $  35,591
                                                                           =========         =========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:

     Trade accounts payable                                                $     539         $     802
     Royalties payable                                                           454               733
     Income taxes payable                                                        298               374
     Accrued restructuring charges                                             1,013               344
     Accrued expenses and other current liabilities                            8,187             9,506
     Deferred revenues                                                         1,299             1,185
                                                                           ---------         ---------
        Total current liabilities                                             11,790            12,944
                                                                           ---------         ---------
Long-term lease obligations                                                       --                 2
Long-term deferred revenues                                                       68                91
Other long-term liabilities                                                    1,835             1,760
                                                                           ---------         ---------
        Total long-term liabilities                                            1,903             1,853
                                                                           ---------         ---------
Commitments and contingencies
Shareholders' equity:

     Preferred stock, authorized 20,000 shares;
        No shares issued and outstanding
          at December 31, 2001 and September 30, 2001, respectively               --                --
     Common stock, no par value, authorized 100,000 shares;
        Issued and outstanding 40,134 and 40,117 shares
          at December 31, 2001 and September 30, 2001, respectively          120,516           119,919
     Accumulated other comprehensive income                                     (167)             (166)
     Accumulated deficit                                                    (110,619)          (98,959)
                                                                           ---------         ---------
        Total shareholders' equity                                             9,730            20,794
                                                                           ---------         ---------
           Total liabilities and shareholders' equity                      $  23,423         $  35,591
                                                                           =========         =========

See accompanying notes to consolidated financial statements.

TARANTELLA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                     Three Months Ended
                                                                                         December 31,
                                                                                  -------------------------
(In thousands)                                                                      2001             2000
                                                                                  --------         --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                                 $(11,660)        $ (7,280)
Adjustments to reconcile net income (loss) to net cash
  provided by (used for) operating activities -
      Depreciation and amortization                                                    237            2,432
      Foreign currency exchange (gain) loss                                             (6)             (41)
      Gain on sale of marketable security                                             (267)            (617)
      Loss on disposal of property and equipment                                       217               --
      Equity losses in Caldera                                                       4,010               --
      Impairment of investments                                                        350               --
      Warrant and stock compensation expense                                           912               --
      Changes in operating assets and liabilities -
           Receivables                                                               1,288            2,112
           Other current assets                                                        903           (1,695)
           Other assets                                                               (117)              75
           Trade accounts payable                                                     (263)          (1,317)
           Royalties payable                                                          (279)          (2,163)
           Income taxes payable                                                        (76)             239
           Accrued restructuring expenses                                              669           (3,061)
           Accrued expenses and other current liabilities                           (1,319)              12
           Deferred revenues                                                            91             (900)
           Other long-term liabilities                                                  --               (4)
                                                                                  --------         --------
               Net cash provided by (used for) operating activities                 (5,310)         (12,208)
                                                                                  --------         --------
CASH FLOWS FROM INVESTING ACTIVITIES:

      Purchases of short-term investments                                               --              (33)
      Sales of short-term investments and marketable securities                      2,157            2,500
      Purchases of property and equipment                                               (5)            (191)
      Purchases of software and technology licenses                                     --             (198)
      Changes in other assets                                                           --             (145)
                                                                                  --------         --------
          Net cash provided by (used for) investing activities                       2,152            1,933
                                                                                  --------         --------
CASH FLOWS FROM FINANCING ACTIVITIES:

      Payments on capital lease obligations                                             (2)            (585)
      Net proceeds from issuance of common stock                                         2                7
                                                                                  --------         --------
          Net cash provided by (used for) financing activities                          --             (578)
                                                                                  --------         --------
Effects of exchange rate changes on cash and cash equivalents                           (1)             (17)
                                                                                  --------         --------
Change in cash and cash equivalents                                                 (3,159)         (10,870)
Cash and cash equivalents at beginning of period                                    12,100           20,879
                                                                                  --------         --------
Cash and cash equivalents at end of period                                        $  8,941         $ 10,009
                                                                                  ========         ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
      Cash paid -
            Income taxes                                                          $     71         $    383
            Interest                                                                     8               55
      Non-cash financing and investing activities -
            Unrealized gain (loss) on available-for-sale equity securities              25           (3,876)
            Product sale exchanged for equity investment                          $    375         $     --

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

1.   BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited, consolidated statements of operations, balance sheets and statements of cash flows include all material adjustments (consisting of normal recurring adjustments) which the Company considers necessary for a fair presentation of the financial condition and results of operations as of and for the interim period presented. The financial statements include the accounts of the Company and its wholly owned subsidiaries after all material intercompany balances and transactions have been eliminated. These consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in the Company's 2001 Annual Report on form 10-K. The consolidated interim results presented are not necessarily indicative of results to be expected for a full year. The September 30, 2001 balance sheet was derived from audited financial statements, and is included for comparative purposes. Certain reclassifications have been made for consistent presentation.

The Company has restated its consolidated balance sheets and statements of operations for each of the three-month periods ended December 31, 2000 and March 31, 2001 to reflect a sale and exchange of investments held by the company and to account for derivatives held under Statement of Financial Accounting Standard No. 133 which was effective for the Company on October 1, 2000. Accordingly, the results of operations for the three-month period ended December 31, 2001 included herein reflect the effect of such restatements.

2.   TRANSACTION WITH CALDERA

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

For the first fiscal quarter of 2002, the Company's net loss included equity losses of $4.0 million for its share of Caldera International losses. In the first fiscal quarter of 2002,the Company sold 320,000 shares of Caldera International stock, recognized proceeds of $266,860, and received cash of $157,273. Subsequently, in the second fiscal quarter of 2002, the Company sold 564,066 shares of Caldera International stock and has received proceeds of $527,994. Accordingly, the Company now owns 15,157,600 shares of Caldera International common stock. Caldera's stockholders' equity at it's year ended October 31, 2001 was $34.6 million of which Tarantella's ownership share, represented approximately 27.9%, or a book value of $9.5 million in Caldera. If Caldera's operations decline to reduce the stockholders' equity to a deficit balance, Tarantella may be required to write down the value of any uncollected note receivable from Caldera, which was valued at $7.3 million as of December 31, 2001.

3.   ACCRUED RESTRUCTURING CHARGE

FISCAL 2002

During the first quarter of fiscal 2002, the Company announced and completed a restructuring plan, which resulted in a charge of $1.7 million. The Company has reduced its spending levels to align its operating expenses with the Company's lower than expected revenues. The restructuring included a reduction in staffing of 52 employees, a reserve for unused facilities at the Company's corporate headquarters, and costs associated with closing several foreign offices.

A severance charge of $0.9 million includes the elimination of 19 positions in the United States, 23 positions in the United Kingdom, and 10 positions in Japan. The reductions in force affected the product development, support, sales, marketing and general and administrative functions of the Company. As of December 31, 2001, 51 positions had been eliminated.

A facilities charge of $0.7 million relates to space the Company has vacated. The Company anticipates that it will sub-lease the space by December 31, 2002. In addition, a charge was taken for expenses associated with office closures in Japan and Brazil.

The non-cash charge of $44,571 relates to fixed asset disposals for assets retired in Japan as this subsidiary will be closed.

The Company expects to complete substantially all of the cost reduction actions initiated in the first quarter of fiscal year 2002 and in the fourth quarter of fiscal 2001 during the remainder of fiscal year 2002. The Company cannot assure that its current estimates of the costs associated with these restructuring actions will not change during the implementation period.

           FISCAL 2002 FIRST QUARTER RESTRUCTURING ACCRUAL

                                          Reduction                     Disposal of
(In Thousands)                            in Force      Facilities      Fixed Assets       Total
                                          ---------     ----------      ------------      -------
Restructuring charge accrued               $   856         $   736         $    44        $ 1,636
Payments/utilization of the accrual           (772)            (31)             --           (803)
                                           -------         -------         -------        -------
Accrual at December 31, 2001                    84             705              44            833
                                           -------         -------         -------        -------


FISCAL 2001

During the second quarter of fiscal 2001, the Company announced and completed a restructuring plan, which resulted in a charge of $1.6 million, which when taken with an adjustment to a previously established restructuring reserve, resulted in the net charge of $1.1 million. The restructuring charge is related to the Tarantella division and included a reduction in personnel of 28 employees and a reserve for unused facilities. The entire $1.6 million relates to cash expenditures.

The severance charge of $1.5 million included the elimination of 16 positions in the United States, 4 positions in the United Kingdom, and 8 positions in various other geographies. The reduction in force affected the sales, marketing and general and administrative functions of the Company. As of September 30, 2001, all 28 positions have been eliminated and there are no remaining cash expenditures. The Company anticipates that the sub-lease contemplated in the restructuring plan would be completed by September 30, 2001, however, the space remained vacant as of the end of the first quarter of fiscal 2002. As the Company vacated additional space within its Santa Cruz, California office in the first quarter of fiscal 2002, an additional charge was recorded for the estimated payments on the lease for an additional 12 months.

The fiscal 2001 second quarter restructuring charge is summarized as follows:

                FISCAL 2001 SECOND QUARTER RESTRUCTURING ACCRUAL

                                          Reduction
(In Thousands)                            in Force      Facilities         Total
                                          ---------     ----------         -------
Restructuring charge accrued               $ 1,499         $    64         $ 1,563
Payments/utilization of the accrual           (885)             --            (885)
                                           -------         -------         -------
Accrual at March 31, 2001                      614              64             678

Payments/utilization of the accrual           (484)             --            (484)
                                           -------         -------         -------
Accruals at June 30, 2001                      130              64             194

Payments/utilization of the accrual            (91)            (24)           (115)
Provision Adjustment                           (39)             --             (39)
                                           -------         -------         -------
Accruals at September 30, 2001                  --              40              40

Payments/utilization of the accrual             --             (40)            (40)
Provision Adjustment                            --              81              81
                                           -------         -------         -------
Accruals at December 31, 2001              $    --         $    81         $    81
                                           -------         -------         -------


During the fourth quarter of fiscal 2001, the Company announced and completed a restructuring plan, which resulted in a charge of $0.5 million. The restructuring charge included a reduction in personnel of 10 employees and a planned elimination of offices in Singapore and Australia. The entire $0.5 million relates to cash expenditures.

The severance charges of $0.4 million include the elimination of 4 positions in the United States and 6 positions in the United Kingdom. The reductions in force affect the sales, marketing and general and administrative functions of the Company. As of September 30, 2001, all 10 positions were eliminated and all cash payments had been made. The Company in still in the process of closing the offices in Singapore and Australia so there is a remaining reserve of $99,000.

The fiscal 2001 fourth quarter restructuring charge is summarized as follows:

                                          Reduction
(In Thousands)                            in Force    Facilities       Total
                                          ---------   ----------      -------
Restructuring charge accrued               $ 402         $ 102         $ 504
Payments/utilization of the accrual         (200)           --          (200)
                                           -----         -----         -----
Accrual at September 30, 2001                202           102           304

Payments/utilization of the accrual         (202)           (3)         (205)
                                           -----         -----         -----
Accrual at December 31, 2001               $  --         $  99         $  99
                                           -----         -----         -----


4.   SEGMENT INFORMATION

Beginning on May 4, 2001, with the sale of the Server Software and Professional Services divisions, the Company discontinued managing the business by division or geographic segment. Prior to May 4,2001, the Company reviewed performance on the basis of its three divisions - the Server Software Division, the Tarantella

Division, and the Professional Services Division. Accordingly, the Company operates in one reportable segment, Tarantella.

The following table presents information on revenue and long-lived assets by geography. Revenue is allocated based on the location from which the sale is satisfied and long-lived asset information is based on the physical location of the asset.

The significant reduction of revenues and long-lived assets is due to the sale of the Server and Professional Services divisions to Caldera International.

                                                          Three Months Ended
                                                              December 31,
                                                      --------------------------
                                                        2001               2000
                                                      -------            -------
                                                            (In thousands)
Net revenues:
      United States ......................            $ 1,346            $12,270
      Canada and Latin America ...........                223              2,047
      EMEIA (1) ..........................                960              9,780
      Asia Pacific .......................                243              2,091
      Corporate adjustments .............                  53                267
                                                      -------            -------
           Total net revenues ............            $ 2,825            $26,455
                                                      =======            =======

                                                     December 31,      September 30,
                                                         2001              2001
                                                     ------------      ------------
                                                             (In thousands)
Long-lived assets:
      United States ........................           $ 5,711           $11,853
      Canada and Latin America .............                13                13
      EMEIA (1) ............................               591               663
      Asia Pacific .........................                85                97
      Corporate adjustments ................                --                --
                                                       -------           -------
           Total long-lived assets .........           $ 6,400           $12,626
                                                       =======           =======

(1)  Europe, Middle East, India and Africa

5.   INVESTMENTS

AVAILABLE FOR SALE EQUITY SECURITIES. At December 31, 2001, the Company held 505,767 shares of Rainmaker's stock. The Company accounts for these shares as available for sale securities and records them at fair market value, based on quoted market prices with any unrealized gains or losses included as part of accumulated other comprehensive income.

Unrealized losses on available for sale investments as of December 31, 2001 are as follows (in thousands):

                                                                       Unrealized
                                        FMV      Cost      Impairment     Loss
                                       ----     ------     ----------  ----------
Rainmaker                               126        171           --       (45)
Ebiz                                     --      3,139       (3,319)       --
                                       ----     ------      -------      ----
Total Stock                             126      3,310        3,139       (45)
                                       ----     ------      -------      ----
                                       ----     ------      -------      ----
Ebiz warrants                            --        176         (176)       --
                                       ----     ------      -------      ----
Total Available for Sale Securities    $126     $3,486      $(3,315)     $(45)
                                       ====     ======      =======      ====

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

6.   EARNINGS PER SHARE (EPS) DISCLOSURES

Basic and diluted earnings per share were calculated as follows during the three months ended December 31, 2001 and 2000 (in thousands):

                                                                                         Three Months Ended
                                                                                            December 31,
                                                                                     ---------------------------
(In thousands, except per share data)                                                   2001             2000
                                                                                     ---------         ---------
Basic and diluted:
      Weighted average shares                                                           40,121           39,443
                                                                                      --------         --------
      Net income (loss)                                                               $(11,660)        $ (7,280)
                                                                                      ========         ========
      Earnings (loss) per share                                                       $  (0.29)        $  (0.18)
                                                                                      ========         ========

Options and warrants outstanding at 12/31/01 and at 12/31/00 not included in computation of diluted EPS because the exercise price was greater than
      the average market price                                                          10,244           11,958

Options outstanding at 12/31/01 and at 12/31/00 not included in computation of
      diluted EPS because their inclusion would have an anti-dilutive effect             4,318              797


7.   RECENT ACCOUNTING PRONOUNCEMENTS

The Company adopted Statement of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, at the beginning of its fiscal year 2001. The standard requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities or firm commitments through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. During the year, the Company maintained certain derivatives related to warrants held by the Company in Ebiz, Inc., and warrants issued by the Company to underwriters of a private placement completed in the prior year. The fair value of the warrants were recorded at October 1, 2000 with adjustments recorded to income based on the change in fair value as determined at the end of each period.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our Condensed Consolidated Financial Statements and Notes thereto included elsewhere in the Quarterly Report on Form 10-Q, as well as the Management's Discussion and Analysis of Financial Condition and Result of Operations included in our Annual Report on From 10-K for the fiscal year ended September 30, 2001. In addition to historical information contained herein, this Discussion and Analysis contains forward-looking statements. These statements involve risks and uncertainties and can be identified by the use of forward-looking terminology such as "estimates," "projects," "anticipates," "plans," "future," "may," "will," "should," "predicts," "potential," "continue," "expects," "intends," "believes," and similar expressions. Examples of forward-looking statements include those relating to financial risk management activities and the adequacy of financial resources for operations. These and other forward-looking statements are only estimates and predictions. While the Company believes that the expectations reflected in the forward-looking statements are reasonable, the Company's actual results could differ materially. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's expectations only as of the date hereof.

RESULTS OF OPERATIONS

NET REVENUES

The Company's net revenues are derived from software licenses and fees for services.

Subsequent to the sale of the Server Software and Professional Services divisions to Caldera International, meaningful analysis should include a comparison of Tarantella division revenue. Tarantella division net revenues for the three months ended December 31, 2001 were $2.8 million compared to $3.2 million for the same period in the prior year, a decline of 11%. Tarantella division license revenues of $2.4 million for the three months ended December 31, 2001 declined $0.4 million or 16% from the same period in the prior year. Tarantella division service revenues of $0.4 million for the three months ended December 31, 2001 increased $0.1 million or 48% from the same period in the prior year. The decrease was primarily related to a general reduction in information technology ("IT") investments by companies for software and services initiatives. Net revenues for the three months ended December 31, 2001 decreased 89% to $2.8 million from $26.5 million in the same period in fiscal 2001. The decline in revenue performance was worldwide across all geographies and is attributable to the sale of the Server Software and Professional Services divisions to Caldera International in the third quarter of fiscal 2001. The Company's revenues were also impacted by the general reduction in IT investments by companies for software and service initiatives. One customer accounted for 21% of the Company's net revenues during the quarter ended December 31, 2001 License revenues for the three months ended December 31, 2001 were $2.4 million compared to $22.9 million in the same quarter of fiscal 2001. This decline is attributed to fewer large project deals and other market factors and the sale of the Server Software division to Caldera International.

Service revenues decreased to $0.4 million for the three months ended December 31, 2001, from $3.6 million in the same period in 2001, a decline of 90%. Service revenue was 13% of the total revenue of the first fiscal quarter of 2002, compared to 14% for the same period in the prior year. The decline in service revenues was primarily in the support area and is the result of the sale of the Server Software and Professional Services divisions to Caldera International.

International revenues continue to represent a significant portion of total net revenues comprising 50% of the revenues for the first fiscal quarter of 2002 and 54% for the same period in the prior year.

COSTS AND EXPENSES

Cost of license revenues for the three months ended December 31, 2001 decreased by 98% to $68,000 compared to $3.5 million in the same period of fiscal 2001. The declining cost of revenues is primarily due to the fact that revenues were significantly lower due to the sale of the Server Software division to Caldera International.

Cost of service revenues for the three months ended December 31, 2001 decreased by 93% to $250,000 compared to $3.6 million for the same period in fiscal 2001. This decline is primarily a result of the sale of the Server Software and Professional Services divisions to Caldera International as well as reduced staffing levels in the support organization.

Total cost of revenues as a percentage of net revenues decreased to 11% in the first quarter of fiscal 2002 from 27% for the same period in fiscal 2001. Cost of revenues were lower as a percentage of net revenue because the Company now sells only Tarantella products which have lower royalty expenses than the server products. Also, there was a reduction in technology amortization costs for Tarantella products because some acquired technology became fully amortized during fiscal 2001.

Research and development expenses decreased 73% to $1.7 million in the first quarter of fiscal 2002 from $6.4 million in the comparable quarter of fiscal 2001, and as a percentage of net revenues were 62% and 24% , respectively. The decrease in research and development expenses can be attributed to lower labor costs driven by lower headcount as a result of planned reductions in force and the sale of the Server Software division to Caldera International. The reduction in expenses related to headcount was partially offset by a $0.2 million write-off of purchased technology in the first quarter of fiscal 2002.

Selling, general and administrative expenses decreased 69% to $6.4 million in the first quarter of fiscal 2002 from $20.6 million for the comparable quarter of the prior year. Selling, general and administrative expenses as a percentage of net revenues were 226% in the first quarter of fiscal 2002 and 78% in the same period in fiscal 2001. The significant increase as a percentage of net revenues is primarily related to the previously mentioned decrease in revenue. The decrease in expenses is due to lower labor costs as a result of the sales of the Server Software and Professional Service divisions to Caldera International, combined with reductions driven by lower headcount as a result of a planned reduction in force. This decrease in expenses was partially offset by a $0.5 million stock compensation charge in the first quarter of fiscal 2002 as a result of discounted stock options issued to selected employees who took reductions to their annual compensation.

Restructuring charges for the first quarter of fiscal 2002 were $1.7 million. There were no restructuring charges in the first quarter of fiscal 2001. During the first quarter of 2002, the Company announced and completed a restructuring plan, which resulted in a charge of $1.7 million. The Company reduced its spending levels to align its operating expenses with the Company's lower than expected revenues. The restructuring included a reduction in staffing of 52 employees, a reserve for unused facilities at the Companies corporate headquarters, and the costs associated with closing several foreign offices.

Other income (expense) consists of net interest income, foreign exchange gain and loss, and realized gain and loss on investments, as well as other miscellaneous income and expense items. Net interest income was $0.2 million for the first quarter of fiscal 2002 and $0.4 million for the same period in fiscal 2001. Other income (expense) was ($0.5) million in the first quarter in fiscal 2002, compared to $0.6 million for the same period of fiscal 2001. In the first quarter of fiscal 2002 there was an investment write off of $0.4 million due to the Company's assessment that the investment was more than temporarily impaired, and a charge of $0.2 million for warrant amortization and a $4.0 million charge of equity losses for our ownership in Caldera International. During the first quarter of fiscal 2001 income of $0.4 million was recognized to record the fair value of a warrant which was classified as a derivative under FAS No. 133.

The provision for income taxes was zero for the first quarter of fiscal 2002 compared to $0.6 million for the same period in fiscal year 2001. The tax provision for the first quarter of fiscal 2001 reflects foreign taxes payable.

Net loss for the first quarter of fiscal 2002 was $11.7 million compared to net loss of $7.3 million for 2001. The increase in net loss is due to the inclusion of $4.0 million of equity losses for our ownership of Caldera International.

LIQUIDITY AND CAPITAL RESOURCES

Cash, cash equivalents and short-term investments were $8.9 million at December 31, 2001, representing 38% of total assets. The three-month decrease in cash and short-term investments of $3.2 million was primarily attributable to the decrease in revenue resulting in lower cash collections. The Company's operating activities used cash of $5.2 million for the first three months of fiscal 2002, compared to $12.2 million used for operating activities for the same period in fiscal 2001. Cash provided by investing activities during the three-month period was $2.1 million in fiscal 2002 compared to cash provided from investing of $1.9 million for the same period in fiscal 2001. There was no cash used for financing activities for the first three months of fiscal 2002 compared with $0.6 million used for the same period in fiscal 2001.

The Company's first quarter ended December 31, 2001 Days Sales Outstanding (DSO) remained relatively flat at 77.2 days, an increase of 2 days from the same period of fiscal 2001.

The Company incurred losses from operations of approximately $7.4 million during the first quarter of fiscal 2002 and $7.7 million during the same quarter of fiscal 2001. The Company has an accumulated deficit of $110.6 million at December 31, 2001.

In the first fiscal quarter of 2002, the Company sold 320,000 shares of Caldera International stock, and recognized proceeds of $266,860, of which it received cash of $157,273. Subsequently, in the second fiscal quarter of 2002, the Company sold 564,066 shares of Caldera International stock and received proceeds of $527,994. Accordingly, the Company now owns 15,157,600 shares of Caldera International common stock, Caldera's stockholders' equity at it's year ended October 31, 2001 was $34.6 million of which Tarantella's ownership share, represented approximately 27.9%, or a book value of $9.5 million in Caldera. If Caldera's operations decline to reduce the stockholders' equity to a deficit balance, Tarantella may be required to write down the value of any uncollected note receivable from Caldera, which was valued at $7.3 million as of December 31, 2001.

The Company believes that, based on its current plans, its existing cash and cash equivalents and funds generated from operations will be sufficient to meet its operating requirements for the next twelve months. Additional financing may be required thereafter, however, adequate funds may not be available when needed or may not be available on favorable terms, which could have a negative effect on its business and results of operations.

FACTORS THAT MAY AFFECT FUTURE RESULTS

Set forth below and elsewhere in this filing and in other documents the Company files with the SEC are risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward-looking statement in this filing.

THE COMPANY'S OPERATING RESULTS MAY FLUCTUATE IN FUTURE PERIODS

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

THE COMPANY IS EXPOSED TO GENERAL ECONOMIC AND MARKET CONDITIONS

Any significant downturn in the Company's customers' markets, or domestic and global conditions, which result in a decline in demand for their software and services could harm the business. The terrorist attacks of September 11, 2001, the subsequent military response by the United States and future events occurring in response to, or in connection with the attacks has negatively impacted the economy in general. In particular, the negative impacts of these events have affected the software industry. This could result in customers continuing to delay or cancel orders for software. Any of these occurrences could have a significant impact on the Company's operating results, revenues and costs and may cause the market price of our common stock to decline or become more volatile.

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

COST OF REVENUES MAY BE AFFECTED BY CHANGES IN THE MIX OF PRODUCTS AND SERVICES

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

THE COMPANY IS DEPENDENT UPON INFORMATION RECEIVED FROM THIRD PARTIES IN ORDER TO DETERMINE INVENTORY AND RESERVES

The Company depends on information received from external sources in evaluating the inventory levels at distribution partners in the determination of reserves for the return of materials not sold, stock rotation and price protection. Significant effort has gone into developing systems and procedures for determining the appropriate reserve level. In the event information is not received timely or accurately, our ability to monitor the inventory levels will be affected and may negatively impact our business.

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

THE COMPANY'S RESULTS OF OPERATIONS MAY BE AFFECTED BY FLUCTUATIONS IN FOREIGN CURRENCY EXCHANGE RATES

Although the Company's revenues are predominantly in U.S. dollars, substantial portions of the Company's revenues are derived from sales to customers outside the United States. Trade sales to international customers represented 50%, 52% and 54% of total revenues for fiscal 2002, 2001 and 2000 respectively. The Company's revenues can be affected by general economic conditions in the United States, Europe and other international markets. The Company's operating strategy and pricing take into account changes in exchange rates over time. However, the Company's results of operations may be significantly affected in the short term by fluctuations in foreign currency exchange rates.

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

THE COMPANY IS EXPOSED TO FLUCTUATIONS IN THE MARKET VALUES OF ITS PORTFOLIO OF INVESTMENTS

The Company is exposed to equity price risk regarding the marketable portion of equity securities in its portfolio of investments entered into for the promotion of business and strategic objectives. This risk increased significantly after the completion of the transaction with Caldera. The Company is exposed to fluctuations in the market values of portfolio investments. The Company maintains investment portfolio holdings of various issuers, types and maturities. These securities are generally classified as available for sale and consequently, are recorded on the balance sheet at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income, net of tax. Part of this portfolio includes minority equity investments in publicly traded companies, the values of which are subject to market price volatility. The Company has also invested in privately held companies, many of which can still be considered in the startup or development stages. These investments are inherently a higher risk as the market for the technologies or products are typically in the early stages of development and may never materialize. The Company could lose its entire initial investment in these companies. The Company typically does not attempt to reduce or eliminate its market exposure pertaining to these equity securities.

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

THE COMPANY'S STOCK PRICE MAY BE VOLATILE

The stock market in general, and the market for shares of technology companies in particular, have experienced extreme price fluctuations, which have often been unrelated to the operating performance of the affected companies. Strategic factors such as new product introductions, acquisitions or restructurings by the Company or its competitors may have a significant impact on the market price of the Company's common stock. Furthermore, quarter-to-quarter fluctuations in the Company's operating results may have a significant impact on the market price of the Company's stock. These conditions, as well as factors which generally affect the market for stocks of high technology companies, could cause the price of the Company's stock to fluctuate substantially over short periods.

IF THE COMPANY FAILS TO BECOME EURO-COMPLIANT IN A TIMELY MANNER, IT MAY RESULT IN AN ADVERSE IMPACT ON THE COMPANY'S RESULTS OF OPERATIONS OR FINANCIAL POSITION

The Single European Currency (Euro) was introduced on January 1, 1999 with complete transition to this new currency required by January 2002. We have made changes to our internal systems in order to transition to the Euro. The main change that we made was changing the operating currency of the European subsidiaries that are affected by the Euro from the national currency to the Euro.

We further expect that use of the Euro may affect our foreign exchange activities and may result in increased fluctuations in foreign currency results.

RECENT ACCOUNTING PRONOUNCEMENTS

The Company adopted Statement of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, at the beginning of its fiscal year 2001. The standard requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities or firm commitments through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. During the year, the Company maintained certain derivatives related to warrants held by the Company in Ebiz, Inc., and warrants issued by the Company to underwriters of a private placement completed in the prior year. The fair value of the warrants were recorded at October 1, 2000 with adjustments recorded to income based on the change in fair value as determined at the end of each period.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Reference is made to part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in our Annual Report on Form 10-K for the year ended September 30, 2001.

                           PART II. OTHER INFORMATION

ITEMS 4, 5 AND 6 ARE NOT APPLICABLE AND HAVE BEEN OMITTED.

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                  Tarantella, Inc.


     Date: February 14, 2002                   By: /s/ Randall Bresee
                                        ----------------------------------------

                                                   Randall Bresee

                                               Senior Vice President,
                                              Chief Financial Officer


                                                 By: /s/ Jenny Twaddle
                                        ----------------------------------------


                                                     Jenny Twaddle
                                          Vice President, Corporate Controller