Form 10-Q
period 2002-03-31
TARANTELLA INC
filed 2002-05-10
CIK 851560

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2002

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From to

Commission File Number 0-21484

TARANTELLA, INC.
(Exact name of registrant as specified in this charter)

California	94-2549086
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

425 Encinal Street, Santa Cruz, California (Address of principal executive office)	95060 ( Zip Code)

Registrant’s telephone number, including area code (831) 427-7222

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

The number of shares outstanding of the registrant’s common stock as of March 31, 2002 was 40,561,322.

TARANTELLA, INC.

FORM 10-Q

For the Quarterly Period Ended March 31, 2002

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

TARANTELLA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,		Six Months Ended March 31,
	2002	2001	2002	2001
	(Unaudited)		(Unaudited)
	(In thousands, except per share data)
Net revenues:
Licenses	$3,830	$24,165	$6,284	$47,026
Services	509	3,186	880	6,780

Total net revenues	4,339	27,351	7,164	53,806

Cost of revenues:
Licenses	161	3,512	229	6,991
Services	257	3,619	507	7,221

Total cost of revenues	418	7,131	736	14,212

Gross margin	3,921	20,220	6,428	39,594

Operating expenses:
Research and development	1,307	6,518	3,053	12,950
Selling, general and administrative	4,698	21,180	11,091	41,778
Restructuring charge	—	1,133	1,718	1,133

Total operating expenses	6,005	28,831	15,862	55,861

Operating loss	(2,084)	(8,611)	(9,434)	(16,267)

Other income (expense):
Loss on Caldera transaction	(3,038)	—	(3,038)	—
Equity losses in Caldera	—	—	(4,010)	—
Interest income, net	208	284	441	690
Other income, net	545	3,071	12	3,657

Total other income (expense)	(2,285)	3,355	(6,595)	4,347

Loss before income taxes	(4,369)	(5,256)	16,029)	(11,920)

Benefit for income taxes	(760)	(817)	(760)	(201)

Net loss	(3,609)	(4,439)	(15,269)	(11,719)
Other comprehensive income (loss):
Unrealized gain (loss) on available for sale securities	40	(120)	65	(3,996)
Foreign currency translation adjustment	42	282	16	229

Total other comprehensive income (loss)	82	162	81	(3,767)

Comprehensive loss	$(3,527)	$(4,277)	$(15,188)	$(15,486)

Loss per share:
Basic and diluted	$(0.09)	$(0.11)	$(0.38)	$(0.30)
Shares used in loss per share calculation:
Basic and diluted	40,348	39,733	40,233	39,586

See accompanying notes to consolidated financial statements.

TARANTELLA, INC.

CONSOLIDATED BALANCE SHEETS

	March 31, 2002	September 30, 2001
	(Unaudited)
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$5,702	$12,100
Short-term investments	—	2,000
Receivables, net of allowance for doubtful accounts of $1.2 million and $2.3 million, respectively	3,579	4,098
Available-for-sale equity securities	167	101
Note receivable from Caldera	—	1,846
Other receivables—Caldera	5,309	1,274
Other receivables	179	384
Prepaids and other current assets	703	1,163

Total current assets	15,639	22,966

Property and equipment, net	1,462	2,232
Long-term portion of note receivable from Caldera	—	5,260
Equity investment in Caldera	—	4,010
Other assets	1,189	1,123

Total assets	$18,290	$35,591

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Trade accounts payable	$730	$802
Royalties payable	495	733
Income taxes payable	474	374
Accrued restructuring charges	648	344
Other payables—Caldera	1,156	657
Accrued expenses and other current liabilities	5,948	8,849
Deferred revenues	1,481	1,185

Total current liabilities	10,932	12,944

Long-term lease obligations	—	2
Long-term deferred revenues	54	91
Other long-term liabilities	1,011	1,760

Total long-term liabilities	1,065	1,853

Commitments and contingencies
Shareholders' equity:
Preferred stock, authorized 20,000 shares; no shares issued and outstanding in 2002 and 2001	—	—
Common stock, no par value, authorized 100,000 shares; issued and outstanding 40,561 and 40,117 shares at March 31, 2002 and September 30, 2001, respectively	120,606	119,919
Accumulated other comprehensive income	(85)	(166)
Accumulated deficit	(114,228)	(98,959)

Total shareholders' equity	6,293	20,794

Total liabilities and shareholders' equity	$18,290	$35,591

See accompanying notes to consolidated financial statements.

TARANTELLA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended March 31,
	2002	2001
	(In thousands)
Cash flows from operating activities:
Net loss	$(15,269)	$(11,719)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities—
Depreciation and amortization	472	4,520
Investment (gain) loss	—	(2,011)
Foreign currency exchange (gain) loss	47	336
Gain on sale of marketable security	(1,350)	(2,120)
Loss on disposal of property and equipment	281	—
(Gain) loss on Caldera transaction	3,038	—
Equity losses in Caldera	4,010	—
Impairment of equity investments	796	—
Warrant and stock compensation expense	595	—
Changes in operating assets and liabilities—
Receivables	151	1,327
Other current assets	—	(3,443)
Other assets	179	136
Trade accounts payable	(96)	(2,844)
Royalties payable	(238)	(748)
Income taxes payable	100	(1,145)
Accrued restructuring expenses	304	(3,906)
Accrued expenses and other current liabilities	(1,852)	8,954
Deferred revenues	259	3,540
Other long-term liabilities	(749)	(3)

Net cash used for operating activities	(9,322)	(9,126)

Cash flows from investing activities:
Purchases of short-term investments	—	(33)
Sales of short-term investments and marketable securities	2,000	2,500
Purchases of property and equipment	(15)	(989)
Purchases of software and technology licenses	—	(341)
Proceeds from sale of marketable securities	856	3,200
Changes in other assets	—	(736)

Net cash used for investing activities	2,841	3,601

Cash flows from financing activities:
Payments on capital lease obligations	(2)	(1,121)
Net proceeds from issuance of common stock	92	788

Net cash provided by (used for) financing activities	90	(333)

Effects of exchange rate changes on cash and cash equivalents	(7)	(7)

Change in cash and cash equivalents	(6,398)	(5,865)
Cash and cash equivalents at beginning of period	12,100	20,879

Cash and cash equivalents at end of period	$5,702	$15,014

Supplemental disclosure of cash flow information:
Cash paid—
Income taxes	$90	$641
Interest	14	90
Non-cash financing and investing activities—
Unrealized gain (loss) on available-for-sale equity securities	66	(120)
Product sale exchanged for equity investment	$375	$150

See accompanying notes to consolidated financial statements.

TARANTELLA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Basis of Presentation

In the opinion of management, the accompanying unaudited, consolidated statements of operations, balance sheets and statements of cash flows include all material adjustments (consisting of normal recurring adjustments) which the Company considers necessary for a fair presentation of the financial condition and results of operations as of and for the interim period presented. The financial statements include the accounts of the Company and its wholly owned subsidiaries after all material intercompany balances and transactions have been eliminated. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s 2001 Annual Report on form 10-K. The consolidated interim results presented are not necessarily indicative of results to be expected for a full year. The September 30, 2001 balance sheet was derived from audited financial statements, and is included for comparative purposes. Certain reclassifications have been made for consistent presentation.

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

2.    Transaction with Caldera

On May 4, 2001, the Company consummated the sale of its Server Software and Professional Services Divisions to Caldera Systems, Inc. Under the terms of the transaction, Caldera Systems, Inc. acquired the assets of the server and professional services groups. A new company, Caldera International, Inc., was formed which combined the assets acquired from the Company with the assets of Caldera Systems. Upon the completion of the sale the Company is continuing to operate its Tarantella business, and accordingly, changed its corporate name to Tarantella, Inc. and NASDAQ trading symbol to TTLA to reflect the new corporate name.

As consideration for the transaction, the Company received 16 million common stock shares of Caldera International (representing approximately 28.2% of Caldera International), $23 million in cash (of which $7 million was received on January 26, 2001) and a non-interest bearing promissory note in the amount of $8 million that was to be received in quarterly installments of $2 million beginning the fifth quarter after the combination is completed. In addition, if the OpenServer line of business of the Server and Professional Services groups generates revenues in excess of specified thresholds during the three-year period following the completion of the combination, the Company will have earn-out rights entitling it to receive 45% of these excess revenues. The transaction was treated as a disposal of Server and Professional Services groups and a gain of $53,267,000 was recorded upon completion of the transaction. This gain was partially offset by a loss of $3,038,000 recognized in this quarter for the early redemption of the Caldera note receivable. The Company accounts for its investment in Caldera International using the equity method of accounting.

For the fourth fiscal quarter of 2001, the Company’s operating results included 28.2% of the operating results of Caldera International, adjusted for amortization of 5 months of negative goodwill of approximately $0.7 million. The net amount of the losses included was $4.6 million. In the fourth fiscal quarter of 2001, the Company also recorded an impairment of the investment, net of the remaining negative goodwill of $7.8 million, in the amount of $22.5 million. The impairment was recorded as the share price of Caldera International was significantly below the fair market value of Tarantella’s and was deemed to be other than temporarily impaired.

For the first fiscal quarter of 2002, the Company’s net loss included equity losses of $4.0 million for its share of Caldera International losses. After recording this loss, the carrying value of the shares of Caldera International stock was reduced to zero, in accordance with APB opinion No. 18.

TARANTELLA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SUMMARY OF GAIN (LOSS) ON EQUITY INVESTMENT IN CALDERA

	Total Caldera losses	Tarantella ownership	Loss recorded by Tarantella	Book value of investment	Caldera losses not recorded by Tarantella
Quarter ended September 30, 2001	$18.8	24.3%	$4.6	$4.0	$—
Quarter ended December 31, 2001	17.3	28.2%	4.0	—	0.9
Quarter ended March 31, 2002	$73.7	23.6%	$—	$—	$17.4

					$18.3

On March 7, 2002, Caldera International executed a 1 for 4 reverse stock split. Accordingly, the shares held by the Company were adjusted to reflect the stock split. In the first six months of fiscal 2002, the Company sold 721,016 post split shares of Caldera International stock, and recognized proceeds of $1,349,955, of which it received cash of $794,854 as of March 31, 2002. As of March 31, 2002, the Company held 3,389,400 post split shares of Caldera International stock, which represents a 23.6% ownership in Caldera International.

During the second quarter of fiscal 2002, the Company signed an agreement with Caldera International to redeem the $8 million note receivable held by the Company for $5 million, which was originally payable in four quarterly installments of $2 million each, starting in August 2002. Additionally, Caldera International agreed to the buyout of certain licenses for products bundled in older releases of The Santa Cruz Operation, Inc.’s software, and the buyback of 500,000 post split shares of Caldera International stock held by the Company for $550,000.

As part of the agreement between the Company and Caldera International, various building leases were assigned to Caldera International, however, the Company remains a guarantor under such leases which expire in 2005. As of March 31, 2002, the guarantee for the leases is estimated at $2,379,597. No amounts have been accrued for this contingent liability as management does not believe a loss is probable.

3.    Accrued Restructuring Charge

Fiscal 2002

During the first quarter of fiscal 2002, the Company announced and completed a restructuring plan, which resulted in a charge of $1.7 million. The Company has reduced its spending levels to align its operating expenses with the Company’s lower than expected revenues. The restructuring included a reduction in staffing of 52 employees, a reserve for unused facilities at the Company’s corporate headquarters, and costs associated with closing several foreign offices.

A severance charge of $0.9 million includes the elimination of 19 positions in the United States, 23 positions in the United Kingdom, and 10 positions in Japan. The reductions in force affected the product development, support, sales, marketing and general and administrative functions of the Company. As of March 31, 2002, all positions had been eliminated.

A facilities charge of $0.7 million relates to space the Company has vacated. The Company anticipates that it will sub-lease the space by December 31, 2002. In addition, a charge was taken for expenses associated with office closures in Japan and Brazil.

The non-cash charge of $44,571 relates to fixed asset disposals for assets retired in Japan as this subsidiary was closed.

The Company expects to complete substantially all of the cost reduction actions initiated in the first quarter of fiscal year 2002 and in the fourth quarter of fiscal 2001 during the remainder of fiscal year 2002. The Company cannot assure that its current estimates of the costs associated with these restructuring actions will not change during the implementation period.

TARANTELLA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FISCAL 2002 FIRST QUARTER RESTRUCTURING ACCRUAL

	Reduction in Force	Facilities	Disposal of Fixed Assets	Total
	(In Thousands)
Restructuring charge accrued	$856	$736	$44	$1,636
Payments/utilization of the accrual	(772)	(31)	—	(803)

Accrual at December 31, 2001	84	705	44	833
Payments/utilization of the accrual	(89)	(211)	(39)	(339)
Provision Adjustment	5	—	(5)	—

Accruals at March 31, 2002	$—	$494	$—	$494

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

The severance charge of $1.5 million included the elimination of 16 positions in the United States, 4 positions in the United Kingdom, and 8 positions in various other geographies. The reduction in force affected the sales, marketing and general and administrative functions of the Company. As of September 30, 2001, all 28 positions were eliminated and all cash payments had been made. The Company anticipated that the sub-lease contemplated in the restructuring plan would be completed by September 30, 2001, however, the space remained vacant as of the end of the second quarter of fiscal 2002. As the Company vacated additional space within its Santa Cruz, California office in the first quarter of fiscal 2002, an additional charge was recorded for the estimated payments on the lease for an additional 12 months.

The fiscal 2001 second quarter restructuring charge is summarized as follows:

Fiscal 2001 Second Quarter Restructuring Accrual

	Reduction in Force	Facilities	Total
	(In Thousands)
Restructuring charge accrued	$1,499	$64	$1,563
Payments/utilization of the accrual	(885)	—	(885)

Accrual at March 31, 2001	614	64	678
Payments/utilization of the accrual	(484)	—	(484)

Accruals at June 30, 2001	130	64	194
Payments/utilization of the accrual	(91)	(24)	(115)
Provision Adjustment	(39)	—	(39)

Accruals at September 30, 2001	—	40	40
Payments/utilization of the accrual	—	(40)	(40)
Provision Adjustment	—	81	81

Accruals at December 31, 2001	—	81	81
Payments/utilization of the accrual	—	(20)	(20)

Accruals at March 31, 2002	$—	$61	$61

TARANTELLA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During the fourth quarter of fiscal 2001, the Company announced and completed a restructuring plan, which resulted in a charge of $0.5 million. The restructuring charge included a reduction in personnel of 10 employees and a planned elimination of offices in Singapore and Australia. The entire $0.5 million relates to cash expenditures.

The severance charges of $0.4 million include the elimination of 4 positions in the United States and 6 positions in the United Kingdom. The reductions in force affected the sales, marketing and general and administrative functions of the Company. As of September 30, 2001, all 10 positions were eliminated and all cash payments had been made. The Company is still in the process of closing the offices in Singapore and Australia so there remains a reserve of $92,904.

The fiscal 2001 fourth quarter restructuring charge is summarized as follows:

Fiscal 2001 Fourth Quarter Restructuring Accrual

	Reduction in Force	Facilities	Total
	(In Thousands)
Restructuring charge accrued	$402	$102	$504
Payments/utilization of the accrual	(200)	—	(200)

Accrual at September 30, 2001	202	102	304
Payments/utilization of the accrual	(202)	(3)	(205)

Accrual at December 31, 2001	—	99	99
Payments/utilization of the accrual	—	(6)	(6)

Accrual at March 31, 2002	$—	$93	$93

4.    Segment Information

Beginning on May 4, 2001, with the sale of the Server Software and Professional Services divisions, the Company discontinued managing the business by division or geographic segment. Prior to May 4, 2001, the Company reviewed performance on the basis of its three divisions—the Server Software Division, the Tarantella Division, and the Professional Services Division. Accordingly, the Company now operates in one reportable segment, Tarantella.

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

TARANTELLA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Three Months Ended March 31		Six Months Ended March 31,
	2002	2001	2002	2001
	(In thousands)		(In thousands)
Net revenues:
United States	$2,658	$13,367	$4,004	$25,637
Canada and Latin America	215	1,093	438	3,140
Europe, Middle East, India and Africa	1,111	10,174	2,071	19,954
Asia Pacific	372	2,553	615	4,644
Corporate adjustments	(17)	164	36	431

Total net revenues	$4,339	$27,351	$7,164	$53,806

	March 31, 2002	September 30, 2001
	(In thousands)
Long-lived assets:
United States	$2,101	$11,852
Canada and Latin America	13	13
Europe, Middle East, India and Africa	526	663
Asia Pacific	11	97
Corporate adjustments	—	—

Total long-lived assets	$2,651	$12,625

5.    Investments

Available for sale equity securities.    At March 31, 2002, the Company held 505,767 shares of Rainmaker stock. The Company accounts for these shares as available for sale securities and records them at fair market value, based on quoted market prices with any unrealized gains or losses included as part of accumulated other comprehensive income.

Unrealized losses on available for sale investments as of March 31, 2002 are as follows (in thousands):

	FMV	Cost	Impairment	Loss
Rainmaker	167	171	—	(4)
Ebiz	—	3,139	(3,139)	—

Total Stock	167	3,310	(3,139)	(4)

Ebiz warrants	—	176	(176)	—

Total available for sale securities	167	3,486	(3,315)	(4)

Rainmaker’s common stock is traded on the NASDAQ National Market under the symbol “RMKR.” The Company no longer has the right to appoint a member to the Board of Directors.

        At March 31, 2002, the Company held 4,576,747 shares of Ebiz common stock and a warrant for the purchase of approximately 1.5 million shares of common stock at an exercise price of $1.10. Ebiz’s common stock is traded on the OTC exchange under the symbol “EBIZ”. The Company has the right to appoint one member to the board of directors, which has a total of 4 members. During the quarter ended June 30, 2001, the Company determined the decline in the fair value of its investment was other than temporary and thus required a permanent write-down of the stock held. Ebiz subsequently filed for Chapter 11 bankruptcy.

6.    Earnings Per Share (EPS) Disclosures

TARANTELLA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Basic and diluted earnings per share were calculated as follows during the three months ended March 31, 2002 and 2001 (in thousands):

	Three Months Ended March 31		Six Months Ended March 31,
	2002	2001	2002	2001
	(In thousands, except per share data)
Basic and diluted:
Weighted average shares	40,348	39,733	40,233	39,586

Net income (loss)	$(3,609)	$(4,439)	$(15,269)	$(11,719)

Earnings (loss) per share	$(0.09)	$(0.11)	$(0.38)	$(0.30)

Options and warrants outstanding at 3/31/02 and at 3/31/01 not included in computation of diluted EPS because the exercise price was greater than the average market price	9,852	11,651	10,048	11,636
Options outstanding at 3/31/02 and at 3/31/01 not included in computation of diluted EPS because their inclusion would have an anti-dilutive effect due to net loss during the period	4,283	1,051	4,278	1,515

7.    Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141, “Business Combinations.” SFAS No. 141 addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. SFAS No. 141 is applicable to business combinations beginning July 1, 2001. The adoption of this statement is not expected to have a material impact on the Company’s financial position or results of operations.

In June 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 addresses the recognition and measurement of goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 also addresses the initial recognition and measurement of intangible assets acquired outside of a business combination whether acquired individually or with a group of other assets. Goodwill and intangible assets previously recorded on the Company’s consolidated financial statements will be affected by the provisions of SFAS No. 142. SFAS No. 142 will be effective for the Company’s fiscal year 2003. As the company does not currently have any goodwill or intangible assets, the adoption of this statement is not expected to have a material impact on the Company’s financial position or results of operations.

In October 2001, the FASB issued SFAS No. 144, “Accounting for Impairment of Long-Lived Assets”. SFAS No. 144 supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” and addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement is effective for fiscal years beginning after December 15, 2001. Tarantella is required to adopt SFAS No. 144 on October 1, 2002. The adoption of this statement in not expected to have a material impact on the Company’s financial position or results of operations.

In September of 2000, SFAS No. 140 was issued replacing SFAS No. 125, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”. This statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities based on a financial-components approach that focuses on control. Under that approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. In addition, this statement requires certain disclosures regarding securitization of financial assets. This statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. The adoption of this statement did not have an affect on the Company’s consolidated financial statements.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our Condensed Consolidated Financial Statements and Notes thereto included elsewhere in the Quarterly Report on Form 10-Q, as well as the Management’s Discussion and Analysis of Financial Condition and Result of Operations included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2001. In addition to historical information contained herein, this Discussion and Analysis contains forward-looking statements. These statements involve risks and uncertainties and can be identified by the use of forward-looking terminology such as “estimates,” “projects,” “anticipates,” “plans,” “future,” “may,” “will,” “should,” “predicts,” “potential,” “continue,” “expects,” “intends,” “believes,” and similar expressions. Examples of forward-looking statements include those relating to financial risk management activities and the adequacy of financial resources for operations. These and other forward-looking statements are only estimates and predictions. While the Company believes that the expectations reflected in the forward-looking statements are reasonable, the Company’s actual results could differ materially. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s expectations only as of the date hereof.

On February 14, 2002, the Company received a letter from The Nasdaq Stock Market, Inc. notifying it that for 30 consecutive trading days the price of the Company’s common stock had closed below the minimum bid requirement of $1 per share and that the Company has 90 calendar days to regain compliance with Nasdaq rules. If, by May 15, 2002, the bid price of the Company’s common stock does not close at $1 per share or more for a minimum of 10 consecutive trading days, the Company may be subject to de-listing from The Nasdaq National Market. The Company has the option to appeal or to apply to transfer its securities to The Nasdaq SmallCap Market.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make judgments, assumptions and estimates that affect the amounts reported in our consolidated financial statements and the accompanying notes. Note 2 to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended September 30, 2001 describes the significant accounting policies and methods used in the preparation of the consolidated financial statements for the three fiscal years in the period ended September 30, 2001. The amounts of assets and liabilities reported on our balance sheets and the amounts of revenues and expenses reported for each of our fiscal periods are affected by estimates and assumptions which are used for, but not limited to, the accounting for revenue, product returns and a valuation allowance for deferred tax assets. Actual results could differ from these estimates. The following critical accounting policies are significantly affected by judgments, assumptions and estimates used in the preparation of the condensed consolidated financial statements.

Revenue Recognition

The Company’s net revenues are derived from software licenses and fees for services, which include custom engineering, support and training. In accordance with Statement of Position 97-2 “Software Revenue Recognition” we recognize revenue when the price is fixed and determinable, upon persuasive evidence of an agreement, when fulfillment of our obligations under any such agreement is complete and when there is a determination that collection is probable. Our payment arrangements with customers provide primarily 30 day terms and to a limited extent with certain customers 45, 60 or 90 day terms. In certain transactions, the Company does not have a reliable basis to estimate returns and allowances for certain customers or is unable to determine that collection of receivables is probable. In such circumstances, the Company defers revenues at the time of sale and recognize revenues when collection of the related receivable becomes probable or cash is collected and any potential returns can be reasonably estimated.

Returns and Reserves

The Company records a provision for product returns for related sales in the same period as the related revenues are recorded. These estimates are based on historical sales returns, analysis of credit memo data and other known factors. If the historical data the Company uses to calculate these estimates does not properly reflect future returns, revenue could be overstated.

Income Taxes

Tarantella has operations in many countries other than the United States. Our transfer prices for services provided between the United States and these countries has been documented as reasonable, however, tax authorities could challenge these transfer prices and assess additional taxes on prior period transactions. Any such assessment could require us to record an additional tax provision in our statement of operations.

Income tax assets and liabilities are determined by taxable jurisdiction. We evaluate net deferred tax assets in each tax jurisdiction by estimating the likelihood of the Company generating future profits to realize these assets. We have assumed that we will not generate sufficient future taxable income to realize these assets and have created valuation reserves to reduce the net deferred tax asset values to zero.

Results of Operations

Net Revenues

The Company’s net revenues are derived from software licenses and fees for services.

Net revenues for the three months ended March 31, 2002 decreased 84% to $4.3 million from $27.4 million in the same period in fiscal 2001. The decline in revenue performance was worldwide across all geographies and is attributable to the sale of the Server Software and Professional Services divisions to Caldera International in the third quarter of fiscal 2001.

License revenues for the three months ended March 31, 2002 were $3.8 million compared to $24.2 million in the same quarter of fiscal 2001. This decline is attributed to the sale of the Server Software division to Caldera International.

Service revenues decreased to $0.5 million for the three months ended March 31, 2002, from $3.2 million in the same period in fiscal 2001, a decline of 84%. Service revenue was 12% of the total revenue for the second fiscal quarter of 2002, compared to 12% for the same period in the prior year. The decline in service revenues is the result of the sale of the Server Software and Professional Services divisions to Caldera International.

Subsequent to the sale of the Server Software and Professional Services divisions to Caldera International, meaningful analysis should include a comparison of Tarantella division revenue. Tarantella division net revenues for the three months ended March 31, 2002 were $4.3 million compared to $4.0 million for the same period in the prior year, an increase of 8%. Tarantella division license revenues of $3.8 million for the three months ended March 31, 2002 increased $0.1 million or 4% from the same period in the prior year. The increase in total revenue and license revenues was the result of an increase in the average transaction size due to increased sales to large enterprise customers. Tarantella division service revenues of $0.5 million for the three months ended March 31, 2002 increased $0.2 million or 50% from the same period in the prior year.

International revenues continue to represent a significant portion of total net revenues comprising 39% of the revenues for the second fiscal quarter of 2002 and 50% for the same period in the prior year.

Costs and Expenses

Cost of license revenues for the three months ended March 31, 2002 decreased by 95% to $181,000 compared to $3.5 million in the same period of fiscal 2001. The declining cost of revenues is primarily due to the fact that revenues were significantly lower due to the sale of the Server Software division to Caldera International.

Cost of service revenues for the three months ended March 31, 2002 decreased by 93% to $239,000 compared to $3.6 million for the same period in fiscal 2001. This decline is primarily a result of the sale of the Server Software and Professional Services divisions to Caldera International as well as reduced staffing levels in the support organization.

Total cost of revenues as a percentage of net revenues decreased to 10% in the second quarter of fiscal 2002 from 26% for the same period in fiscal 2001. Cost of revenues as a percentage of net revenue was lower because the Company now sells only Tarantella products which have lower royalty expenses than the server products. Also, there was a reduction in technology amortization costs for Tarantella products as certain acquired technology became fully amortized during fiscal 2001.

Research and development expenses decreased 80% to $1.3 million in the second quarter of fiscal 2002 from $6.5 million in the comparable quarter of fiscal 2001, and as a percentage of net revenues were 30% and 24%, respectively. The decrease in research and development expenses can be attributed to lower labor costs driven by lower headcount as a result of planned reductions in force and the sale of the Server Software division to Caldera International.

Selling, general and administrative expenses decreased 78% to $4.7 million in the second quarter of fiscal 2002 from $21.2 million for the comparable quarter of the prior year. The decrease in expenses is due to lower labor costs as a result of the sales of the Server Software and Professional Service divisions to Caldera International, combined with reductions driven by lower headcount as a result of a planned reduction in force. Selling, general and administrative expenses as a percentage of net revenues were 108% in the second quarter of fiscal 2002 and 77% in the same period in fiscal 2001. The significant increase as a percentage of net revenues is primarily related to the previously mentioned decrease in revenue and the non-variable nature of general and administrative expenses.

There were no restructuring charges in the second quarter of fiscal 2002. Restructuring charges for the second quarter of fiscal 2001 were $1.1 million.

Other income, net, consists of net interest income, foreign exchange gain and loss, and realized gain and loss on investments, as well as other miscellaneous income and expense items. Net interest income was $0.2 million for the second quarter of fiscal 2002 and $0.3 million for the same period in fiscal 2001. Other income, net was $0.5 million in the second quarter of fiscal 2002, compared to $3.1 million for the same period of fiscal 2001. In the second quarter of fiscal 2002 there was a $1.1 million gain due to the sale of shares of Caldera International stock. This was partially offset by an investment write off of $0.5 million due to the Company’s assessment that the investment in a privately held company was more than temporarily impaired. During the second quarter of fiscal 2001 there was a $2.1 million gain on the sale of marketable securities and a $1.4 million gain to record the fair value of a warrant which was classified as a derivative under FAS No. 133. This was partially offset by a $0.4 million foreign exchange loss. In the second quarter of fiscal 2002 there was also a $3.0 million expense related to the early redemption of a note payable from Caldera International.

The benefit for income taxes was $0.8 million for the second quarter of fiscal 2002 compared to $0.8 million for the same period in fiscal year 2001. The tax benefit for the second quarter of fiscal 2002 reflects a benefit due to a change in U.S. tax law enacted in March 2002 as well as benefit for the reduction of foreign audit issues. The tax benefit for the second quarter of fiscal 2001 results from foreign losses and the resolution of foreign audit issues.

Net loss for the second quarter of fiscal 2002 was $3.6 million compared to net loss of $4.4 million for the same quarter of fiscal 2001. The decrease in net loss is due to improved operating income, which was a direct result of reducing operating expense to be in line with lower revenues.

Liquidity and Capital Resources

Cash, cash equivalents and short-term investments were $5.7 million at March 31, 2002, representing 31% of total assets. The six-month decrease in cash and short-term investments of $8.4 million was primarily attributable to the year-to-date net loss, which was $8.2 million excluding losses due to the transaction with Caldera International. The Company’s operating activities used cash of $9.3 million for the first six months of fiscal 2002, compared to $9.1 million used for operating activities for the same period in fiscal 2001. The net cash used for operating activities was consistent with the prior year primarily as a result of the net loss for the two periods. Cash provided by investing activities during the six-month period was $2.8 million in fiscal 2002 compared to $3.6 million for the same period of fiscal 2001. The decrease in the cash provided by investing activities was a result of the higher proceeds from the sale of marketable securities in the first six months of fiscal 2001. There was $0.1 million cash provided by financing activities for the first six months of fiscal 2002 compared with $0.3 million used for the same period in fiscal 2001. The increase in the net cash provided was result of the reduction in payments of our long-term lease obligations which was primarily due to the sale of the Server Software and Professional Services business.

The Company’s second quarter ended March 31, 2002 Days Sales Outstanding (DSO) remained relatively flat at 74 days, an decrease of 2 days from the same period of fiscal 2001.

The Company incurred losses from operations of approximately $9.4 million during the first six months of fiscal 2002 and $16.3 million during the same quarter of fiscal 2001. The Company has an accumulated deficit of $114.2 million at March 31, 2002.

On March 7, 2002, Caldera International executed a 1 for 4 reverse stock split. Accordingly, the shares held by the Company were adjusted to reflect the stock split. In the first six months of fiscal 2002, the Company sold 721,016 post split shares of Caldera International stock, and recognized a gain of $1.3 million, of which $0.8 million was received. The remaining $0.5 million was received at the beginning of the third fiscal quarter. As of March 31, 2002, the Company held 3,389,400 post split shares of Caldera International stock. Caldera International’s stockholders’ equity at January 31, 2002 was $24.1 million of which Tarantella’s ownership share represented approximately 23.6%, or a value of $5.7 million in Caldera International.

During the second quarter of fiscal 2002, the Company signed an agreement with Caldera International to settle the $8 million note receivable held by the Company for $5 million, which was originally payable in four quarterly installments of $2 million each, starting in August 2002. Additionally, Caldera International agreed to the buyout of certain licenses for products bundled in older releases of The Santa Cruz Operation, Inc.’s software, and the re-purchase of 500,000 post split shares of Caldera International stock held by the Company for $550,000.

As part of the agreement between the Company and Caldera International, various building leases were assigned to Caldera International, however, the Company remains a guarantor under such leases which expire in 2005. As of March 31, 2002, the guarantee for the leases is estimated at $2,879,597.

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

The company’s operating results may fluctuate in future periods

The results of operations for any quarter or fiscal year are not necessarily indicative of the results to be expected in future periods. The Company’s operating results have in the past been, and will continue to be, subject to quarterly and annual fluctuations as a result of a number of factors, including but not limited to:

—	Overall technology spending
—	Changes in general economic conditions and specific market conditions in the Internet infrastructure industry
—	Rapid technological changes that can adversely affect the demand for the Company’s products
—	Fluctuations in demand for the Company’s products and services
—	The public’s perception of Tarantella and its products
—	The long sales and implementation cycle for the Company’s products
—	General industry trends and the potential effects of price and product competition in the Internet infrastructure industry
—	The introduction and acceptance of new technologies and products
—	Reductions in sales to, or loss of, any significant customers
—	The timing of orders, timing of shipments, and the ability to satisfy all contractual obligations in customer contracts
—	The impact of acquired technologies and businesses
—	The Company’s ability to control spending and achieve targeted cost reductions
—	The ability of the Company to generate cash adequate to continue operations
—	The potential loss of key employees

—	The Company’s ability to attract and retain qualified personnel
—	Adverse changes in the value of equity investments in third parties held by the Company
—	The ability of the Company’s customers and suppliers to obtain financing or to fund capital expenditures

As a consequence, operating results for a particular future period are difficult to predict.

The company is exposed to general economic and market conditions

Any significant downturn in the Company’s customers’ markets, or domestic and global conditions, which result in a decline in demand for their software and services could harm the business. The terrorist attacks of September 11, 2001, the subsequent military response by the United States and future events occurring in response to, or in connection with the attacks has negatively impacted the economy in general. In particular, the negative impacts of these events have affected the software industry. This could result in customers continuing to delay or cancel orders for software. Any of these occurrences could have a significant impact on the Company’s operating results, revenues and costs and may cause the market price of our common stock to decline or become more volatile.

The Company’s future operating results may be affected by various uncertain trends and factors that are beyond the Company’s control. These include adverse changes in general economic conditions and rapid or unexpected changes in the technologies affecting the Company’s products. The process of developing new high technology products is complex and uncertain and requires accurate anticipation of customer needs and technological trends.

The company depends on the development and acceptance of new products in a rapidly changing market

The market for the Company’s products is characterized by rapidly changing technology, evolution of new industry standards, and frequent introductions of new products and product enhancements. The Company’s success will depend upon its continued ability to enhance its existing products, to introduce new products on a timely and cost-effective basis to meet evolving customer requirements, to achieve market acceptance for new product offerings, and to respond to emerging industry standards and other technological changes. There can be no assurance that the Company will be successful in developing new products or enhancing its existing products or that such new or enhanced products will receive market acceptance. The Company’s success also depends upon its ability to license from third parties and to incorporate into its products new technologies that become industry standards. There can be no assurance that the Company will continue to obtain such licenses on favorable terms or that it will successfully incorporate such third-party technologies into its own products.

The Company anticipates new releases of products in the fiscal year ending September 30, 2002. There can be no assurance that such new releases will not be affected by technical problems or “bugs”, as is common in the software industry. Furthermore, there can be no assurance that these or other future product introductions will not be delayed. Delays in the availability, or a lack of market acceptance, of new or enhanced products could have an adverse effect on the Company’s business. There can be no assurance that product introductions in the future will not disrupt product revenues and adversely affect operating results.

The company competes in the highly competitive internet infrastructure market

The industry has become increasingly competitive and, accordingly, the Company’s results may also be adversely affected by the actions of existing or future competitors, including the development of new technologies, the introduction of new products, and the reduction of prices by such competitors to gain or retain market share. The Company’s results of operations could be adversely affected if it were required to lower its prices significantly.

Operating results for a particular quarter are difficult to predict

The Company participates in a highly dynamic industry and future results could be subject to significant volatility, particularly on a quarterly basis. The Company’s revenues and operating results may be unpredictable due to the Company’s shipment patterns. The Company operates with little backlog of orders because its products are generally shipped as orders are received. In general, a substantial portion of the Company’s revenues have been booked and shipped in the third month of the quarter, with a concentration of these revenues in the latter half of that third month. In addition, the timing of closing of large license contracts and the release of new products and product upgrades increase the risk of quarter to quarter fluctuations and the uncertainty of quarterly operating results. The Company’s staffing and operating expense levels are based on an operating plan and are relatively fixed throughout the quarter. As a result, if revenues are not realized in the quarter as expected, the

Company’s expected operating results and cash balances could be adversely affected, and such effect could be substantial and could result in an operating loss and depletion of the Company’s cash balances. In such event, it may not be possible for the Company to secure sources of cash to maintain operations.

The company’s revenues may be affected by the seasonality of revenues in the European and government markets

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

Cost of revenues may be affected by changes in the mix of products and services

The overall cost of revenues may be affected by changes in the mix of net revenue contribution between licenses and services, geographical regions and channels of distribution, as the costs associated with these revenues may have substantially different characteristics. The Company may also experience a change in margin as net revenues increase or decrease since technology costs and services costs are fixed within certain volume ranges.

The company’s operational results could be affected by price variations

The Company’s results of operations could be adversely affected if it were to lower its prices significantly. In the event the Company reduced its prices, the Company’s standard terms for selected distributors would be to provide credit for inventory ordered in the previous 180 days, such credits to be applied against future purchases. The Company, as a matter of policy, does not allow product returns for refund. Product returns are generally allowances for stock balancing and are accompanied by compensating and offsetting orders. Revenues are net of a provision for estimated future stock balancing and excess quantities above levels the Company believes are appropriate in its distribution channels. The Company monitors the quantity and mix of its product sales.

The company is dependent upon information received from third parties in order to determine reserves for product returns.

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

The company’s business depends upon its proprietary rights and there is a risk that such rights will be infringed

The Company attempts to protect its software with a combination of patent, copyright, trademark, and trade secret laws, employee and third party nondisclosure agreements, license agreements, and other methods of protection. Despite these precautions, it may be possible for unauthorized third parties to copy certain portions of the Company’s products or reverse engineer or obtain and use information the Company regards as proprietary. While the Company’s competitive position may be affected by its ability to protect its intellectual property rights, the Company believes that trademark and copyright protections are less significant to the Company’s success than other factors, such as the knowledge, ability, and experience of the Company’s personnel, name recognition, and ongoing product development and support.

Portions of the company’s shrink-wrap and/or click through licenses may not be enforceable in certain jurisdictions

The Company’s software products are generally licensed to end users on a “right-to-use” basis pursuant to a perpetual license. The Company licenses its products to end users primarily under “shrink-wrap” or “click through” license (i.e., licenses included as part of the product packaging or electronic delivery). Shrink-wrap and click-through licenses, which are not negotiated with or signed by individual end-user licensees, are intended to take effect upon opening of the product package or agreeing to the terms electronically. Certain provisions of such licenses, including provisions protecting against unauthorized use, copying, transfer, and disclosure of the licensed product, may be unenforceable under the laws of certain jurisdictions. In addition, the laws of some foreign countries do not protect the Company’s intellectual property rights to the same extent as do the laws of the U.S.

Risks of claims from third parties for intellectual property infringement could adversely affect the business

As the number of software products in the industry increases and the functionality of these products further overlaps, the Company believes that software products will increasingly become subject to infringement claims. There can be no assurance that third parties will not assert infringement claims against the Company and/or against the Company’s suppliers of technology. In general, the Company’s suppliers have agreed to indemnify the Company in the event any such claim involves supplier-provided software or technology, but any such claim, whether or not involving a supplier, could require the Company to enter into royalty arrangements or result in costly litigation.

The company’s results of operations may be affected by fluctuations in foreign currency exchange rates

Although the Company’s revenues are predominantly in U.S. dollars, substantial portions of the Company’s revenues are derived from sales to customers outside the United States. Trade sales to international customers represented 44%, 52% and 59% of total revenues for the first six months of fiscal 2002, 2001 and 2000 respectively. The Company’s revenues can be affected by general economic conditions in the United States, Europe and other international markets. Also, substantial portions of the Company’s operating expenses are transacted in foreign currencies. The Company’s operating strategy and pricing take into account changes in exchange rates over time. However, the Company’s results of operations may be significantly affected in the short term by fluctuations in foreign currency exchange rates.

The carrying amount of purchased software and technology licenses may be reduced due to the company’s amortization policy

The Company’s policy is to amortize purchased software and technology licenses using the straight-line method over the remaining estimated economic life of the product, or on the ratio of current revenues to total projected product revenues, whichever is greater. Due to competitive pressures, it is reasonably possible that those estimates of anticipated future gross revenues, the remaining estimated economic life of the product, or both will be reduced significantly in the near future. As a result, the carrying amount of the Company’s purchased software and technology licenses may be reduced materially in the near future and, therefore, could create an adverse impact on the Company’s future reported earnings.

The company may make future acquisitions where advisable and acquisitions involve numerous risks

The Company continually evaluates potential acquisition candidates. Such candidates are selected based on products or markets that are complementary to those of the Company’s. Acquisitions involve a number of special risks, including the successful combination of the companies in an efficient and timely manner, the coordination of research and development and sales efforts, the retention of key personnel, the integration of the acquired products, the diversion of management’s attention to assimilation of the operations and personnel of the acquired companies, and the difficulty of presenting a unified corporate image. The Company’s operations and financial results could be significantly affected by such an acquisition.

The company is exposed to fluctuations in the market values of its portfolio of investments

The Company is exposed to equity price risk regarding the marketable portion of equity securities in its portfolio of investments entered into for the promotion of business and strategic objectives. This risk increased significantly after the completion of the transaction with Caldera International. The Company is exposed to fluctuations in the market values of private investments. The Company maintains investment portfolio holdings of various issuers, types and maturities. These securities are generally classified as available for sale and consequently, are recorded on the balance sheet at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income, net of tax. Part of this portfolio includes minority equity investments in publicly traded companies, the values of which are subject to market price volatility. The Company has also invested in privately held companies, many of which are considered in the startup or development stages. These investments are inherently a higher risk as the market for the technologies or products is typically in the early stages of development and may never materialize, and the Company could lose its entire investment in these companies. The Company typically does not attempt to reduce or eliminate its market exposure pertaining to these equity securities.

The company’s success largely depends upon its ability to retain and recruit key personnel

The Company’s continued success depends to a significant extent on senior management and other key employees. None of these individuals is subject to a long-term employment contract or a non-competition agreement. Competition for qualified people in the software industry is intense. The loss of one or more key employees or the Company’s inability to attract and retain other key employees could have a material adverse effect on the Company.

The company’s stock price is volatile

The stock market in general, and the market for shares of technology companies in particular, has experienced extreme price fluctuations, which have often been unrelated to the operating performance of the affected companies. Strategic factors such as new product introductions, acquisitions or restructurings by the Company or its competitors may have a significant impact on the market price of the Company’s common stock. Furthermore, quarter-to-quarter fluctuations in the Company’s operating results may have a significant impact on the market price of the Company’s stock. These conditions, as well as factors which generally affect the market for stocks of high technology companies, could cause the price of the Company’s stock to fluctuate substantially over short periods.

Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141, “Business Combinations.” SFAS No. 141 addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. SFAS No. 141 is applicable to business combinations beginning July 1, 2001. The adoption of this statement is not expected to have a material impact on the Company’s financial position or results of operations.

In June 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 addresses the recognition and measurement of goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 also addresses the initial recognition and measurement of intangible assets acquired outside of a business combination whether acquired individually or with a group of other assets. Goodwill and intangible assets previously recorded on the Company’s consolidated financial statements will be affected by the provisions of SFAS No. 142. SFAS No. 142 will be effective for the Company’s fiscal year 2003. As the company does not currently have any goodwill or intangible assets, the adoption of this statement is not expected to have a material impact on the Company’s financial position or results of operations.

In October 2001, the FASB issued SFAS No. 144, “Accounting for Impairment of Long-Lived Assets”. SFAS No. 144 supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” and addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement is effective for fiscal years beginning after December 15, 2001. Tarantella is required to adopt SFAS No. 144 on October 1, 2002. The adoption of this statement in not expected to have a material impact on the Company’s financial position or results of operations.

In September of 2000, SFAS No. 140 was issued replacing SFAS No. 125, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”. This statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities based on a financial-components approach that focuses on control. Under that approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. In addition, this statement requires certain disclosures regarding securitization of financial assets. This statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. The adoption of this statement did not have an affect on the Company’s consolidated financial statements.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Reference is made to part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in our Annual Report on Form 10-K for the year ended September 30, 2001.

PART II.    OTHER INFORMATION

Item 4.    Submission of Matters to a Vote of Security Holders

The Company held a meeting of shareholders on February 21, 2002. The following matters were approved by the shareholders by the votes indicated:

	For	Against	Abstain
To elect directors to serve until the next Annual Meeting of Shareholders and until their successors are elected.	34,745,456	268,893	247,564

To approved an amendment to the Company’s 1993 Employee Stock Purchase Plan (the “Purchase Plan”) to increase the number of shares reserved for issuance under the Purchase Plan by 250,000 shares.	34,704,758	509,077	48,078

To ratify the appointment of Deloitte & Touche LLP as independent public accountants of the Company for the fiscal year ending September 30, 2002.	35,067,541	84,868	109,504

Items 5. and 6. are not applicable and have been omitted.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TARANTELLA, INC.

By:	/s/ RANDALL BRESEE
Randall Bresee Senior Vice President, Chief Financial Officer

By:	/s/ JENNY TWADDLE
Jenny Twaddle Vice President, Corporate Controller
Date: May 10, 2002