Form 10-Q
period 2002-06-30
TARANTELLA INC
filed 2002-08-13
CIK 851560

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

The number of shares outstanding of the registrant’s common stock as of June 30, 2002 was 40,586,697.

TARANTELLA, INC.

FORM 10-Q

For the Quarterly Period Ended June 30, 2002

TARANTELLA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2002	2001	2002	2001
	(Unaudited)		(Unaudited)
Net revenues:
Licenses	$2,940	$7,753	$9,224	$54,779
Services	710	1,084	1,590	7,864

Total net revenues	3,650	8,837	10,814	62,643

Cost of revenues:
Licenses	127	1,042	356	8,033
Services	360	1,434	867	8,655

Total cost of revenues	487	2,476	1,223	16,688

Gross margin	3,163	6,361	9,591	45,955

Operating expenses:
Research and development	1,322	3,593	4,375	16,543
Selling, general and administrative	4,642	14,856	15,733	56,634
Restructuring charge	—	—	1,718	1,133

Total operating expenses	5,964	18,449	21,826	74,310

Operating loss	(2,801)	(12,088)	(12,235)	(28,355)

Gain/(loss) on Caldera transaction	445	53,267	(2,593)	53,267
Equity losses in Caldera	—	—	(4,010)	—
Interest income, net	36	98	477	788
Other income (expense), net	3,585	(3,036)	3,597	621

Income (loss) before income taxes	1,265	38,241	(14,764)	26,321

Income tax provision (benefit)	—	154	(760)	(47)

Net income (loss)	1,265	38,087	(14,004)	26,368

Other comprehensive income (loss):
Unrealized gain (loss) on available for sale securities	5	(1,417)	70	(5,413)
Foreign currency translation adjustment	8	(204)	24	25

Total other comprehensive income (loss)	13	(1,621)	94	(5,388)

Comprehensive income (loss)	$1,278	$36,466	$(13,910)	$20,980

Earnings (loss) per share:
Basic	$0.03	$0.95	$(0.35)	$0.66
Diluted	$0.03	$0.95	$(0.35)	$0.66
Shares used in earnings (loss) per share calculation:
Basic	40,572	40,030	40,346	39,734
Diluted	42,738	40,200	40,346	40,027

TARANTELLA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2002	September 30, 2001
(In thousands)	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$6,889	$12,100
Short-term investments	—	2,000
Receivables, net of allowance for doubtful accounts of $0.8 million and $2.3 million, respectively	2,644	4,098
Available-for-sale equity securities	172	101
Note receivable from Caldera	—	1,846
Other receivables—Caldera	3,068	1,274
Other receivables	238	384
Prepaids and other current assets	989	1,163

Total current assets	14,000	22,966

Property and equipment, net	1,378	2,232
Long-term portion of note receivable from Caldera	—	5,260
Equity investment in Caldera	—	4,010
Other assets	1,226	1,123

Total assets	$16,604	$35,591

Liabilities and shareholders’ equity
Current liabilities:
Trade accounts payable	$588	$802
Royalties payable	454	733
Income taxes payable	215	374
Accrued restructuring charges	472	344
Other payables—Caldera	—	657
Accrued expenses and other current liabilities	4,990	8,849
Deferred revenues	1,135	1,185

Total current liabilities	7,854	12,944

Long-term lease obligations	—	2
Long-term deferred revenues	39	91
Other long-term liabilities	1,000	1,760

Total long-term liabilities	1,039	1,853

Commitments and contingencies

Shareholders’ equity:
Preferred stock, authorized 20,000 shares;no shares issued and outstanding in 2002 and 2001	—	—
Common stock, no par value, authorized 100,000 shares;issued and outstanding 40,587 and 40,117 shares at June 30, 2002 and September 30, 2001, respectively	120,746	119,919
Accumulated other comprehensive income	(72)	(166)
Accumulated deficit	(112,963)	(98,959)

Total shareholders’ equity	7,711	20,794

Total liabilities and shareholders’ equity	$16,604	$35,591

TARANTELLA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended June 30,
(In thousands)	2002	2001
Cash flows from operating activities:
Net income (loss)	$(14,004)	$26,368
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities—
Depreciation and amortization	714	4,963
Investment (gain) loss	—	—
Foreign currency exchange (gain) loss	36	26
Gain on sale of marketable security	(4,491)	(116)
Loss on disposal of property and equipment	284	753
(Gain) loss on Caldera transaction	2,593	(53,267)
Equity losses in Caldera	4,010	—
Realized loss on available-for-sale investments	—	675
Impairment of equity investments	796	—
Warrant and stock compensation expense	733	(214)
Changes in operating assets and liabilities—
Receivables	1,077	9,782
Other current assets	—	38
Other assets	153	230
Trade accounts payable	(238)	(3,997)
Royalties payable	(279)	(733)
Income taxes payable	(159)	(691)
Accrued restructuring expenses	128	128
Accrued expenses and other current liabilities	(3,621)	(3,672)
Deferred revenues	(102)	(5,172)
Other long-term liabilities	(760)	(657)

Net cash used for operating activities	(13,130)	(25,556)

Cash flows from investing activities:
Purchases of short-term investments	—	(33)
Sales of short-term investments and marketable securities	2,000	3,200
Purchases of property and equipment	(153)	(1,427)
Purchases of software and technology licenses	(4)	(839)
Proceeds from sale of marketable securities	1,531	3,600
Proceeds from sale of property and equipment	—	588
Proceeds from Caldera transaction	4,451	20,493

Net cash provided by investing activities	7,825	25,582

Cash flows from financing activities:
Payments on capital lease obligations	(2)	(545)
Net proceeds from issuance of common stock	94	1,176

Net cash provided by (used for) financing activities	92	631

Effects of exchange rate changes on cash and cash equivalents	2	(72)

Change in cash and cash equivalents	(5,211)	585
Cash and cash equivalents at beginning of period	12,100	20,879

Cash and cash equivalents at end of period	$6,889	$21,464

	Nine Months Ended June 30,
(In thousands)	2002	2001
Supplemental disclosure of cash flow information:
Cash paid—
Income taxes	$424	$1,230
Interest	20	301
Non-cash financing and investing activities—
Issuance of warrant for private placement under FAS 133	—	1,227
Issuance of warrant related to note payable under FAS 133	—	969
Product sale exchanged for equity investment	375	150
Unrealized gain (loss) on available-for-sale equity securities	70	(5,413)

See accompanying notes to consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation

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

The Company has restated its consolidated balance sheets and statements of operations for each of the three-month periods ended December 31, 2000 and March 31, 2001 to reflect a sale and exchange of investments held by the company and to account for derivatives held under Statement of Financial Accounting Standard No. 133 which was effective for the Company on October 1, 2000. Accordingly, the results of operations for the nine-month period ended June 30, 2001 included herein reflect the effect of such restatements.

2.	Transaction with Caldera

On May 4, 2001, the Company consummated the sale of its Server Software and Professional Services Divisions to Caldera Systems, Inc. Under the terms of the transaction, Caldera Systems, Inc. acquired the assets of the server and professional services groups. A new company, Caldera International, Inc., was formed which combined the assets acquired from the Company with the assets of Caldera Systems. Upon the completion of the sale, the Company is continuing to operate its Tarantella business, and accordingly, changed its corporate name to Tarantella, Inc. and Nasdaq trading symbol to TTLA to reflect the new corporate name.

As consideration for the transaction, the Company received 16 million common stock shares of Caldera International (representing approximately 28.2% of Caldera International), $23 million in cash (of which $7 million was received on January 26, 2001) and a non-interest bearing promissory note in the amount of $8 million that was to be received in quarterly installments of $2 million beginning in August 2002. As part of the original transaction, if the OpenServer line of business of the Server and Professional Services groups generated revenues in excess of specified thresholds during the three-year period following the completion of the combination, the Company had earn-out rights entitling it to receive 45% of these excess revenues. The transaction was treated as a disposal of Server and Professional Services groups and a gain of $53,267,000 was recorded upon completion of the transaction.

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

During the first fiscal quarter of 2002, the Company’s net loss included equity losses of $4.0 million for its share of Caldera International losses. After recording this loss, the carrying value of the shares of Caldera International stock was reduced to zero, in accordance with APB opinion No. 18.

During the second quarter of fiscal 2002, the Company signed an agreement with Caldera International to redeem the $8 million note receivable held by the Company for $5 million, which was originally payable in four quarterly installments of $2 million each, beginning in August 2002. Additionally, Caldera International agreed to the buyout of certain licenses for products bundled in older releases of The Santa Cruz Operation, Inc.’s software, and the buyback of 500,000 post split shares of Caldera International stock held by the Company for $555,000. A loss of $3,038,000 was recorded against the gain on Caldera transaction for the redemption of the note receivable. On March 7, 2002, Caldera International executed a 1 for 4 reverse stock split. Accordingly, the shares held by the Company were adjusted to reflect the stock split.

During the third fiscal quarter of fiscal 2002, Tarantella announced an agreement with Caldera International to repurchase the remaining 3,289,401 shares of Caldera common stock held by Tarantella. Tarantella recorded other income of $3,059,250 from this transaction in the third fiscal quarter and subsequently received the cash in July 2002. For the nine-months ended June 30, 2002, the Company sold 4,010,417 post split shares of Caldera International stock for total proceeds of $4,360,938. As of June 30, 2002, the Company no longer owns any securities in Caldera International. Caldera also bought out the remaining term of the OpenServer revenue sharing plan that was part of the original transaction, for $100,000, which was recorded as a gain on Caldera transaction. In addition, royalty reserves of $345,000 related to the original transaction were written off and recorded as a gain on Caldera transaction.

At June 30, 2002, the net gain on the sale of the Server and Professional Services Division consummated on May 4, 2001 was $50,674,000 of which a gain of $53,267,000 was recognized during the third quarter of fiscal 2001 offset by a loss of $2,593,000 for the nine-months ended June 30, 2002.

As part of the agreement between the Company and Caldera International, various building leases were assigned to Caldera International, however, the Company remains a guarantor under such leases which expire in 2005. As of June 30, 2002, the remaining lease payments assigned to Caldera International is estimated at $2,658,090. No amounts have been accrued for this contingent liability as management does not believe a loss is probable.

3.	Accrued Restructuring Charge

Fiscal 2002

During the first quarter of fiscal 2002, the Company announced a restructuring plan, which resulted in a charge of $1.7 million. The Company reduced its spending levels to align its operating expenses with the Company’s lower than expected revenues. The restructuring included a reduction in staffing of 52 employees, a reserve for unused facilities at the Company’s corporate headquarters, and costs associated with closing several foreign offices.

A severance charge of $0.9 million included the elimination of 19 positions in the United States, 23 positions in the United Kingdom, and 10 positions in Japan. The reductions in force affected the product development, support, sales, marketing and general and administrative functions of the Company. As of March 31, 2002, all positions had been eliminated.

A facilities charge of $0.7 million related to space the Company vacated. The Company anticipates that it will sub-lease the space by December 31, 2002. In addition, a charge was taken for expenses associated with office closures in Japan and Brazil. A non-cash charge of $39,000 related to fixed asset disposals retired at the Japan subsidiary.

The Company expects to complete substantially all of the cost reduction actions initiated in the first quarter of fiscal year 2002 and in the second and fourth quarter of fiscal 2001 during the remainder of fiscal year 2002. The Company cannot assure that its current estimates of the costs associated with these restructuring actions will not change during the implementation period.

Fiscal 2002 First Quarter Restructuring Accrual

(In Thousands)	Reduction in Force	Facilities	Disposal of Fixed Assets	Total
Restructuring charge accrued	$856	$736	$44	$1,636
Payments/utilization of the accrual	(772)	(31)	—	(803)

Accrual at December 31, 2001	84	705	44	833

Payments/utilization of the accrual	(89)	(211)	(39)	(339)
Provision Adjustment	5	—	(5)	—

Accruals at March 31, 2002	$—	$494	$—	$494

Payments/utilization of the accrual	—	(156)	—	(156)
Provision Adjustment	—	—	—	—

Accruals at June 30, 2002	—	338	—	338

Fiscal 2001

During the second quarter of fiscal 2001, the Company announced a restructuring plan which resulted in a charge of $1.6 million, which when taken with an adjustment to a previously established restructuring reserve, resulted in the net charge of $1.1 million. The restructuring charge was related to the Tarantella division and included a reduction in personnel of 28 employees and a reserve for unused facilities. Total cash expenditures were $1.6 million.

The severance charge of $1.5 million included the elimination of 16 positions in the United States, 4 positions in the United Kingdom, and 8 positions in various other geographies. The reduction in force affected the sales, marketing and general and administrative functions of the Company. As of September 30, 2001, all 28 positions had been eliminated and all cash payments had been made. The Company anticipated that the sub-lease contemplated in the restructuring plan would be completed by September 30, 2001, however, the space remained vacant as of the end of the first quarter of fiscal 2002. As the Company vacated additional space within its Santa Cruz, California office in the first quarter of fiscal 2002, an additional charge was recorded for estimated payments on the lease for an additional 12 months.

Fiscal 2001 Second Quarter Restructuring Accrual

(In Thousands)	Reduction in Force	Facilities	Total
Restructuring charge accrued	$1,499	$64	$1,563
Payments/utilization of the accrual	(885)	—	(885)

Accrual at March 31, 2001	614	64	678

Payments/utilization of the accrual	(484)	—	(484)

Accruals at June 30, 2001	130	64	194

Payments/utilization of the accrual	(91)	(24)	(115)
Provision Adjustment	(39)	—	(39)

Accruals at September 30, 2001	—	40	40

Payments/utilization of the accrual	—	(40)	(40)
Provision Adjustment	—	81	81

Accruals at December 31, 2001	—	81	81

Payments/utilization of the accrual	—	(20)	(20)

Accruals at March 31, 2002	$—	$61	$61

Payments/utilization of the accrual	—	(20)	(20)

Accruals at June 30, 2002	$—	$41	$41

During the fourth quarter of fiscal 2001, the Company announced a restructuring plan, which resulted in a charge of $0.5 million. The restructuring charge included a reduction in personnel of 10 employees and a planned elimination of offices in Singapore and Australia. Total cash expenditures were $0.5 million.

The severance charge of $0.4 million included the elimination of 4 positions in the United States and 6 positions in the United Kingdom. The reductions in force affected the sales, marketing and general and administrative functions of the Company. At September 30, 2001, all 10 positions had been eliminated and all cash payments had been made. The remaining reserve of $93,000 relates to the facilities in Singapore and Australia which the Company is still in the process of closing.

Fiscal 2001 Fourth Quarter Restructuring Accrual

(In Thousands)	Reduction in Force	Facilities	Total
Restructuring charge accrued	$402	$102	$504
Payments/utilization of the accrual	(200)	—	(200)

Accrual at September 30, 2001	202	102	304

Payments/utilization of the accrual	(202)	(3)	(205)

Accrual at December 31, 2001	—	99	99

Payments/utilization of the accrual	—	(6)	(6)

Accrual at March 31, 2002	$—	$93	$93

Payments/utilization of the accrual	—	—	—

Accrual at June 30, 2002	$—	$93	$93

4.	Segment Information

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

	Three Months Ended June 30,		Nine Months Ended June 30,
	2002	2001	2002	2001
	(In thousands)		(In thousands)
Net revenues:
United States	$2,359	$4,008	$6,363	$29,988
Canada and Latin America	84	489	522	3,629
Europe, Middle East, India and Africa	786	3,390	2,857	23,344
Asia Pacific	380	603	995	5,247
Corporate adjustments	41	347	77	435

Total net revenues	$3,650	$8,837	$10,814	$62,643

	June 30, 2002	September 30, 2001
	(In thousands)
Long-lived assets:
United States	$2,105	$11,852
Canada and Latin America	13	13
Europe, Middle East, India and Africa	474	663
Asia Pacific	12	97
Corporate adjustments	—	—

Total long-lived assets	$2,604	$12,625

5.	Investments

Available for sale equity securities:

At June 30, 2002, the Company held 505,767 shares of Rainmaker stock. The Company accounts for this investment as available-for-sale, and accordingly, records it at fair market value based on quoted market prices. Any unrealized gains or losses are included as part of accumulated other comprehensive income. The fair market value at June 30, 2002 was $172,000 and cost was $171,000 for an unrealized gain of $1,000. Rainmaker’s common stock is traded on the Nasdaq under the symbol “RMKR.” The Company no longer has the right to appoint a member to the Board of Directors.

6.	Earnings Per Share (EPS) Disclosures

Basic and diluted earnings per share were calculated as follows during the three and nine months ended June 30, 2002 and 2001 (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
(In thousands, except per share data)	2002	2001	2002	2001
Basic:
Weighted average shares	40,572	40,030	40,346	39,734

Net income (loss)	$1,265	$38,087	$(14,004)	$26,368

Earnings (loss) per share	$0.03	$0.95	$(0.35)	$0.66

Diluted:
Weighted average shares	40,572	40,030	40,346	39,734
Common equivalent shares from stock options and warrants	2,166	170	—	293

Shares used in per share calculation	42,738	40,200	40,346	40,027

Net income (loss)	$1,265	$38,087	$(14,004)	$26,368

Earnings (loss) per share	$0.03	$0.95	$(0.35)	$0.66

Options and warrants outstanding at 6/30/02 and at 6/30/01 not included in computation of diluted EPS because the exercise price was greater than the average market price	9,808	8,016	9,968	3,103
Options outstanding at 6/30/02 and at 6/30/01 not included in computation of diluted EPS because their inclusion would have an anti-dilutive effect due to net loss during the period	—	—	4,285	—

7.	Recent Accounting Pronouncements

In June 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“ SFAS”) No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue No. 94-3, a liability for an exit cost as defined in Issue No. 94-3 was recognized at the date of an entity’s commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. The Company will adopt the provisions of SFAS 146 for exit or disposal activities that are initiated after December 31, 2002 and the adoption will not have an impact on the historical results of operations, financial position or liquidity of the Company. SFAS 146 may affect the timing of recognizing future restructuring costs as well as the amounts recognized.

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

In June 2001, the FASB issued SFAS No. 141, “Business Combinations.” SFAS No. 141 addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. SFAS No. 141 is applicable to business combinations completed after July 1, 2001.

In June 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 addresses the recognition and measurement of goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 also addresses the initial recognition and measurement of intangible assets acquired outside of a business combination whether acquired individually or with a group of other assets. Goodwill and intangible assets previously recorded on the Company’s consolidated financial statements will be affected by the provisions of SFAS No. 142. SFAS No. 142 will be effective for the Company’s fiscal year 2003. As the company does not currently have any goodwill or intangible assets, the adoption of this statement will not impact the Company’s financial position or results of operations.

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

On February 14, 2002, the Company received a letter from Nasdaq notifying it that for 30 consecutive trading days the price of the Company’s common stock had closed below the minimum bid requirement of $1 per share and that the Company had 90 calendar days to regain compliance with Nasdaq rules. If, by May 15, 2002, the bid price of the Company’s common stock did not close at $1 per share or more for a minimum of 10 consecutive trading days, the Company would be subject to de-listing from Nasdaq. On April 23rd the Company applied to voluntarily move to the Nasdaq SmallCap Market, extending the time Nasdaq allowed for compliance from 90 to 180 days. The Company’s application was accepted on June 4, 2002, however, the Company’s shares are still subject to de-listing. The Company believes that it will be able to get an extension for another 180 days as the Company meets all of the criteria for small cap except the minimum bid requirement.

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

Revenue Recognition

The Company’s net revenues are derived from software licenses and fees for services, which include custom engineering, support and training. In accordance with Statement of Position 97-2 “Software Revenue Recognition” we recognize revenue when the price is fixed and determinable, upon persuasive evidence of an agreement, when fulfillment of our obligations under any such agreement is complete and when there is a determination that collection is probable. Our payment arrangements with customers provide primarily 30 day terms and to a limited extent with certain customers 45, 60 or 90 day terms. In certain transactions, the Company does not have a reliable basis to estimate returns and allowances for certain customers or is unable to determine that collection of receivables is probable. In such circumstances, the Company defers revenues at the time of sale and recognizes revenues when collection of the related receivable becomes probable or cash is collected and any potential returns can be reasonably estimated.

Returns and Reserves

The Company records a provision for product returns for related sales in the same period as the related revenues are recorded. These estimates are based on historical sales returns, analysis of credit memo data and other known factors. If the historical data the Company uses to calculate these estimates does not properly reflect future returns, revenue could be affected.

Income Taxes

Tarantella has operations in many countries other than the United States. Transfer prices for services provided between the United States and these countries has been documented as reasonable, however, tax authorities could challenge these transfer prices and assess additional taxes on prior period transactions. Any such assessment could require the Company to record an additional tax provision in its statement of operations.

Income tax assets and liabilities are determined by taxable jurisdiction. The Company evaluates net deferred tax assets in each tax jurisdiction by estimating the likelihood of the Company generating future profits to realize these assets. The Company has assumed that it will not generate sufficient future taxable income to realize these assets and has created valuation reserves to reduce the net deferred tax asset values to zero.

Results of Operations

Net Revenues

The Company’s net revenues are derived from software licenses and fees for services.

Net revenues for the three months ended June 30, 2002 decreased 59% to $3.7 million from $8.8 million in the same period in fiscal 2001. For the nine months ended June 30, 2002, net revenues decreased 83% to $10.8 million from $62.6 million in the same period in fiscal 2001. The decline in revenue performance was worldwide across all geographies and is attributable to the sale of the Server Software and Professional Services divisions to Caldera International in the third quarter of fiscal 2001. Tarantella division net revenues for the three months ended June 30, 2002 were $3.7 million compared to $3.1 million for the same period in the prior year, an increase of 19%. For the nine months ended June 30, 2002, Tarantella division net revenues increased 5% to $10.8 million from $10.3 million for the same period in fiscal 2001. The increase in net revenues was the result of an increase in the average transaction size due to increased sales to large enterprise customers.

License revenues for the three months ended June 30, 2002 were $2.9 million compared to $7.8 million in the same quarter of fiscal 2001, a decrease of 62% from the prior year. For the nine months ended June 30, 2002, license revenues decreased 83% to $9.2 million from $54.8 million in the same period in fiscal 2001. The decline is attributed to the sale of the Server Software division to Caldera International.

Service revenues decreased to $0.7 million for the three months ended June 30, 2002, from $1.1 million in the same period in fiscal 2001, a decline of 35%. Service revenue was 19% of the total revenue for the third fiscal quarter of 2002, compared to 12% for the same period in the prior year. For the nine months ended June 30, 2002, service revenues decreased 80% to $1.6 million from $7.9 million in the same period in fiscal 2001. The decline in service revenues is the result of the sale of the Server Software and Professional Services divisions to Caldera International. Tarantella division service revenues of $0.7 million for the three months ended June 30, 2002 increased $0.4 million from $0.3 million for the same period in the prior year.

International revenues were 35% of total revenues for the third fiscal quarter of 2002 and 51% for the same period in the prior year. For the nine months ending June 30, 2002, international revenues were 41% compared to 52% for the prior year. For the three months ended June 30, 2002, two customers accounted for 23% and 11% of revenue. For the nine months ended June 30, 2002, one of these customers accounted for 14% of revenue.

Costs and Expenses

Cost of license revenues for the three months ended June 30, 2002 decreased by 88% to $0.1 million compared to $1.0 million in the same period of fiscal 2001. For the nine months ended June 30, 2002, cost of license revenues decreased 96% to $0.4 million from $8.0 million in the same period in fiscal 2001. The declining cost of revenues is primarily due to significantly lower revenues due to the sale of the Server Software division to Caldera International.

Cost of service revenues for the three months ended June 30, 2002 decreased by 75% to $0.4 million compared to $1.4 million for the same period in fiscal 2001. For the nine months ended June 30, 2002, cost of service revenues decreased 90% to $0.9 million from $8.7 million in the same period in fiscal 2001. This decline is primarily a result of the sale of the Server Software and Professional Services divisions to Caldera International as well as reduced staffing levels in the support organization.

Total cost of revenues as a percentage of net revenues decreased to 13% in the third quarter of fiscal 2002 from 28% for the same period in fiscal 2001. Cost of revenues as a percentage of net revenue was lower because the Company now sells only Tarantella products that have lower royalty expenses than the server products. In addition, certain acquired technology became fully amortized during fiscal 2001 thus reducing amortization costs for technology.

Research and development expenses decreased 63% to $1.3 million in the third quarter of fiscal 2002 from $3.6 million in the comparable quarter of fiscal 2001, and as a percentage of net revenues were 36% and 41%, respectively. For the nine months ended June 30, 2002 research and development expenses decreased 74% to $4.4 from $16.5 million in the comparable period of fiscal 2001, and as a percentage of net revenues were 40% and 26%, respectively. The decrease in research and development expenses can be attributed to lower labor costs driven by lower headcount as a result of planned reductions in force and the sale of the Server Software division to Caldera International. The increase as a percentage of net revenues is primarily related to lower revenues for the current fiscal year.

Selling, general and administrative expenses decreased 69% to $4.6 million in the third quarter of fiscal 2002 from $14.9 million for the comparable quarter of the prior year. For the nine months ended June 30, 2002, selling, general and administrative expenses decreased 72% to $15.7 from $56.6 million in the comparable period of fiscal 2001. The decrease in expenses is due to lower labor costs as a result of the sales of the Server Software and Professional Service divisions to Caldera International, combined with reductions driven by lower headcount as a result of a planned reduction in force. Selling, general and administrative expenses as a percentage of net revenues were 127% in the third quarter of fiscal 2002 and 168% in the same period in fiscal 2001. For the nine months ended June 30, 2002, selling, general and administrative expenses were 145% of net revenues compared to 90% in the same period of fiscal 2001. The significant increase in selling, general and administrative as a percentage of net revenues is primarily related to lower revenues for the current fiscal year.

There were no restructuring charges in the third quarter of fiscal 2002 or in the third quarter of fiscal 2001. For the nine months ended June 30, 2002, restructuring charges were $1.7 million for a restructuring plan that was initiated in the first quarter of fiscal 2002. For the nine months ended June 30, 2001, restructuring charges were $1.1 million for a restructuring plan that was initiated in the first quarter of fiscal 2001. The Company plans to substantially complete these plans by September 30, 2002. The Company cannot assure that its current estimates of costs associated with these restructuring actions will not change during the implementation period.

The gain (loss) on the Caldera transaction was $0.4 million for the third quarter of fiscal 2002 and ($2.6) million for the nine months ended June 30, 2002 compared to $53.3 million for the same periods of fiscal 2001. The transaction with Caldera was completed during the third quarter of fiscal 2001 and a gain on the sale recognized for $53.3 million. In the third quarter of fiscal 2002, the gain (loss) on Caldera included $0.1 million for the buy out of the OpenServer earn-out and a $0.3 million adjustment for excess royalty reserves associated with the original Caldera agreement. This gain was offset by a loss of $3.0 million recognized in the second quarter of fiscal 2002 for the redemption of the $8.0 million note receivable from Caldera $5.0 million.

Interest income, net was $36,000 for the third quarter of fiscal 2002 and $98,000 for the same period in fiscal 2001. For the nine months ended June 30, 2002, interest income, net was $477,000 compared to $788,000 for the same period in fiscal 2001. The decrease in interest income, net reflects the lower cash balances held for the quarter and nine month period ended June 30, 2002.

Other income (expense), net was $3.6 million in the third quarter of fiscal 2002, compared to ($3.0) million for the same period of fiscal 2001. For the nine months ended June 30, 2002, other income (expense) was $3.6 million compared to $0.6 million for the same period in 2001. In the third quarter of fiscal 2002 there was a $3.1 million gain due to the sale of 3,289,401 shares of Caldera International common stock. In the third quarter of fiscal 2001, an impairment charge of $2.9 million was recorded for two privately held companies where the decline in value was determined to be other than temporary.

Income tax provision was zero for the third quarter of fiscal 2002 compared to $0.2 million for the same period in fiscal year 2001. For the nine months ended June 30, 2002, there was an income tax benefit of $0.8 million compared to $47,000 in the same period of fiscal 2001. The income tax benefit for the nine months ended June

30, 2002, reflects foreign taxes payable offset by a benefit incurred due to changes in the tax law. The income tax benefit for the nine months ended June 30, 2001 reflects foreign taxes payable offset by the resolution of foreign audit issues.

Net income (loss) for the third quarter of fiscal 2002 was $1.3 million compared to net income of $38.1 million for the same quarter of fiscal 2001. For the nine months ended June 30, 2002, the net income (loss) was ($14.0) million compared to $26.4 million for the same period of fiscal 2001. The decrease in net income is primarily due to a gain of $53.3 million that was recorded in the third quarter of fiscal 2001.

Liquidity and Capital Resources

Cash, cash equivalents and short-term investments were $6.9 million at June 30, 2002, representing 41% of total assets compared to $12.1 million at September 30, 2001. The nine-month decrease in cash and short-term investments of $5.2 million was primarily attributable to the year-to-date net loss, which was $7.4 million excluding losses due to the transaction with Caldera International. The Company’s operating activities used cash of $13.1 million for the first nine months of fiscal 2002, compared to $25.6 million for the same period in fiscal 2001. Cash provided by investing activities during the nine-month period in fiscal 2002 was $7.8 million compared to $25.6 million for the same period of fiscal 2001. The decrease in the cash provided by investing activities was a result of the higher proceeds from the sale of marketable securities in the first nine months of fiscal 2001 as well as the $20.5 million proceeds received on the Caldera transaction consummated in the third quarter of fiscal 2001. Cash provided by financing activities for the first nine months of fiscal 2002 was $0.1 million compared with $0.6 million for the same period in fiscal 2001. The decrease in the net cash provided by financing activities was a result of reduced proceeds from the issuance of common stock in fiscal 2002.

The Company incurred losses from operations of approximately $12.2 million during the first nine months of fiscal 2002 and $28.3 million during the same quarter of fiscal 2001. The Company has an accumulated deficit of $113.0 million at June 30, 2002.

During the second quarter of fiscal 2002, the Company signed an agreement with Caldera International to redeem the $8 million note receivable held by the Company for $5 million, which was originally payable in four quarterly installments of $2 million each, starting in August 2002. Additionally, Caldera International agreed to the buyout of certain licenses for products bundled in older releases of The Santa Cruz Operation, Inc.’s software, and the buyback of 500,000 post split shares of Caldera International stock held by the Company for $555,000.

On March 7, 2002, Caldera International executed a 1 for 4 reverse stock split. Accordingly, the shares held by the Company were adjusted to reflect the stock split. In the first nine months of fiscal 2002, the Company sold 4,010,417 post split shares of Caldera International stock, and recognized proceeds of $4,360,938, of which cash of $1,531,358 had been received as of June 30, 2002. The Company no longer owns any securities in Caldera International.

As part of the agreement between the Company and Caldera International, various building leases were assigned to Caldera International, however, the Company remains a guarantor under such leases which expire in 2005. As of June 30, 2002, the guarantee for the leases is estimated at $2,658,090. No amounts have been accrued for this contingent liability as management does not believe a loss is probable.

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

The company’s operating results may fluctuate in future periods

The results of operations for any quarter or fiscal year are not necessarily indicative of the results to be expected in future periods. The Company’s operating results have in the past been, and will continue to be, subject to quarterly and annual fluctuations as a result of a number of factors, including but not limited to:

•	Overall technology spending

•	Changes in general economic conditions and specific market conditions in the Internet infrastructure industry

•	Rapid technological changes that can adversely affect the demand for the Company’s products

•	Fluctuations in demand for the Company’s products and services

•	The public’s perception of Tarantella and its products

•	The long sales and implementation cycle for the Company’s products

•	General industry trends and the potential effects of price and product competition in the Internet infrastructure industry

•	The introduction and acceptance of new technologies and products

•	Reductions in sales to, or loss of, any significant customers

•	The timing of orders, timing of shipments, and the ability to satisfy all contractual obligations in customer contracts

•	The impact of acquired technologies and businesses

•	The Company’s ability to control spending and achieve targeted cost reductions

•	The ability of the Company to generate cash adequate to continue operations

•	The potential loss of key employees

•	The Company’s ability to attract and retain qualified personnel

•	Adverse changes in the value of equity investments in third parties held by the Company

•	The ability of the Company’s customers and suppliers to obtain financing or to fund capital expenditures

As a consequence, operating results for a particular future period are difficult to predict.

The company is exposed to general economic and market conditions

Any significant downturn in the Company’s customers’ markets, or domestic and global conditions, which result in a decline in demand for their software and services could harm our business. The state of the economy has had a negative impact on the software industry. This could result in customers continuing to delay or cancel orders for software. Any of these occurrences could have a significant impact on the Company’s operating results, revenues and costs and may cause the market price of our common stock to decline or become more volatile.

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

        The Company anticipates new releases of products in the fiscal year ending September 30, 2003. There can be no assurance that such new releases will not be affected by technical problems or “bugs”, as is common in the software industry. Furthermore, there can be no assurance that these or other future product introductions will not be delayed. Delays in the availability, or a lack of market acceptance, of new or enhanced products could have an adverse effect on the Company’s business. There can be no assurance that product introductions in the future will not disrupt product revenues and adversely affect operating results.

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

The company’s results of operations may be affected by fluctuations in foreign currency exchange rates

Although the Company’s revenues are predominantly in U.S. dollars, substantial portions of the Company’s revenues are derived from sales to customers outside the United States. Trade sales to international customers represented 41%, 52% and 58% of total revenues for the first nine months of fiscal 2002, 2001 and 2000 respectively. The Company’s revenues can be affected by general economic conditions in the United States, Europe and other international markets. Also, portions of the Company’s operating expenses are transacted in foreign currencies. The Company’s operating strategy and pricing take into account changes in exchange rates over time. However, the Company’s results of operations may be significantly affected in the short term by fluctuations in foreign currency exchange rates.

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

Recent Accounting Pronouncements

In June 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“ SFAS”) No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue No. 94-3, a liability for an exit cost as defined in Issue No. 94-3 was recognized at the date of an entity’s commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. The Company will adopt the provisions of SFAS 146 for exit or disposal activities that are initiated after December 31, 2002 and the adoption will not have an impact on the historical results of operations, financial position or liquidity of the Company. SFAS 146 may affect the timing of recognizing future restructuring costs as well as the amounts recognized.

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

In June 2001, the FASB issued SFAS No. 141, “Business Combinations.” SFAS No. 141 addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. SFAS No. 141 is applicable to business combinations completed after July 1, 2001.

In June 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 addresses the recognition and measurement of goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 also addresses the initial recognition and measurement of intangible assets acquired outside of a business combination whether acquired individually or with a group of other assets. Goodwill and intangible assets previously recorded on the Company’s consolidated financial statements will be affected by the provisions of SFAS No. 142. SFAS No. 142 will be effective for the Company’s fiscal year 2003. As the company does not currently have any goodwill or intangible assets, the adoption of this statement will not impact the Company’s financial position or results of operations.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Reference is made to part II, Item 7A, Quantitative and Qualitative Disclosures about Market Risk, in our Annual Report on Form 10-K for the year ended September 30, 2001.

Part II.    Other Information

Items 4 and 5 are not applicable and have been omitted.

Item 6.    Exhibits

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TARANTELLA, INC.

Date:	August 12, 2002	By:	/s/ RANDALL BRESEE
Randall Bresee Senior Vice President, Chief Financial Officer

		By:	/s/ JENNY TWADDLE
Jenny Twaddle Vice President, Corporate Controller