Form 10-K
period 2002-09-30
TARANTELLA INC
filed 2002-12-20
CIK 851560

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended September 30, 2002

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from                      to

Commission File Number 0-21484

TARANTELLA, INC.
(Exact name of registrant as specified in its charter)

CALIFORNIA (State or other jurisdiction of incorporation or organization)	94-2549086 (I.R.S. Employer Identification No.)

425 Encinal Street, Santa Cruz, California (Address of principal executive offices)	95060 (Zip Code)

Registrant’s telephone number, including area code: (831) 427-7222

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of the Common Stock on December 1, 2002 as reported on the Nasdaq SmallCap Market was approximately $8,905,957. Shares of Common Stock held by each executive officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of December 1, 2002, registrant had 41,028,264 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement dated on or about to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held are incorporated by reference into Part III.

TARANTELLA, INC.

Form 10-K
For the Fiscal Year Ended September 30, 2002

PART I

Item 1.    Business

This report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. The forward-looking statements involve risks and uncertainties. Actual results could differ materially from those projected in the forward-looking report and those described in other reports under the Securities Exchange Act of 1934. Readers are referred to the “Sales and Distribution,” “Customer Support and Service,” “Product Development,” “Competition,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” sections contained in this Annual Report on Form 10-K, which identify some of the important factors or events that could cause actual results of performances to differ materially from those contained in the forward-looking statements.

Background

Fiscal year 2002 was the first full year Tarantella, Inc. (Nasdaq: TTLA) (the Company), operated as a separate entity after the sale, in May 2001, of its Server Software and Professional Services Divisions to Caldera Systems, Inc. Prior to May 2001, the Company was doing business as The Santa Cruz Operation, Inc. (SCO) (Nasdaq: SCOC).

Introduction

Tarantella, Inc., is a leading provider of Internet infrastructure software that enables web-based access to enterprise applications from virtually any client device. Headquartered in Santa Cruz, California, Tarantella has development sites in the U.S. and UK and sales representatives in the U.S., UK, Germany, Australia, Mexico, Canada, France, Spain and Italy. Tarantella products are sold through an integrated worldwide channel of Tarantella account executives, enterprise class distributors, value-added resellers, systems integrators and computer manufacturers. The Company has exclusive distribution relationships in Japan and China.

The Company’s flagship product, Tarantella Enterprise 3, has been installed in corporations and agencies worldwide, including customers such as the U.S. Department of Defense, Oracle, Bell South, Air China, Bank of America, Verizon, Publicis, Sun Microsystems, ABN-AMRO and NASA. Tarantella Enterprise 3 software was introduced to the marketplace in 2001. Earlier client integration products, which are part of the Vision2K Suite, have been selling since the late 1990s and are still available.

Vision and Mission: Managed, Secure Access for the Enterprise

Tarantella’s vision is to become the world’s leading provider of managed, secure, web-based application access software for Global 2000 companies and government agencies.

Corporate Strategy

Tarantella’s strategy is to focus on the application access needs of Global 2000 firms and provide them with non-invasive and non-disruptive solutions, making virtually any business application available to their users. This is done securely through standard Internet and intranet architectures. Tarantella approaches this target market through a worldwide integrated sales motion, which includes direct sales, channel partners and strategic alliances.

Importance of Web-based Application Access

Today’s large companies need secure and managed access to business critical systems for their employees, customers and partners, from anywhere, any time. The number of mobile and remote workers continues to grow and more companies are consolidating, often requiring diverse computer systems to work together almost immediately. Workers are dispersed around the world, needing access to data that may be thousands of miles away. Home workers and extended day workers need efficient and secure access to corporate data wherever they are. Wireless access needs are growing at an exponential rate. The Internet has become ubiquitous and offers a cheap and reliable way for businesses to gain access to their data. This power, however, brings with it an urgent need for high-level security and manageability.

Data Center disaster contingency plans are no longer enough—alternative access modes for users whose offices are no longer available must also be provided. Valuable corporate information kept on desktops is at risk and companies realize that a centralized, managed approach is a far more cost effective and secure business practice.

Today’s global enterprises are decentralized organizations, needing remote and mobile access, flexible business continuance plans and ways to cut the high costs and risks of managing distributed desktop computers. The Tarantella Enterprise 3 software compellingly addresses all these needs.

Advantages of the Tarantella Enterprise 3 Solution

Tarantella Enterprise 3 software delivers the kind of capabilities that successful companies need in order to survive and grow in today’s fast moving and unpredictable markets. Because of the elegant, ‘drop-in’ architecture of Tarantella Enterprise 3, there is no need to modify clients, networks, applications or the servers on which they run. Users simply access all their applications through a single, unified and familiar web-based interface. Global resources can be opened up without increasing vulnerability, change can be managed rapidly, and complex IT infrastructures can be simplified without major disruption, expensive development or costly administration. Tarantella software provides cost savings, improved productivity and the flexibility to accommodate rapid organizational changes.

Key software benefits are:

•	Server Centric and Thin Client Computing

•	Return on Investments (ROI), life extension, ubiquitous access and freedom of choice

•	Distributed Server Consolidation

•	Centralization of IT systems for massive cost savings

•	Home Working and Remote Office Connectivity

•	Tele-commuting, extended day workers, remote branch offices

•	Web Enabling

•	Deliver any application instantly without re-writes

•	Workforce Mobility

•	Wireless mobile devices—WiFi, laptop, PDA, phone (communicator)

•	Web Portal Access

•	Web-based access for your business applications

•	Prolonged IT Asset Life

•	Extend the life of existing IT assets—desktops, applications, servers, etc.

•	Business Continuity and Disaster Avoidance

•	Guarantee access, enhance reliability, always on, work from anywhere

•	Corporate Data Protection

•	Centralized management of intellectual property & data files

Target Markets

Tarantella software is a horizontal network infrastructure solution, which may be used across all types and sizes of companies. Several target markets have, however, emerged in which the Tarantella value proposition is particularly compelling, including large financial institutions, government agencies (federal, local, defense departments), utilities, and telecommunications.

These enterprises generally employ heterogeneous or mixed information systems architectures, are often geographically dispersed with remote access requirements, and are under operational pressures to reduce costs and optimize their return on assets. These organizations typically depend on UNIX servers as a key part of their IT. The larger the company, the more diverse the applications platforms, and the more widely distributed the user base is, the better fit there is for a Tarantella solution. It is the scalability and flexibility of the Tarantella solution that differentiates it from competitors who simply cannot scale to meet the demanding heterogeneous architectures of the largest enterprises.

Portal integration continues to be a strategic focus for the Company. The ability for portal users to securely access non web-enabled application is a strength of Tarantella. Furthermore, our vendor neutral position allows us to aggressively partner with all the major portal providers.

Partners

Tarantella understands the need for strong industry partners to augment the Tarantella enterprise value proposition. Sun Microsystems, Inc. has become one of Tarantella’s strongest allies. Tarantella Enterprise 3 is SunToneSM certified and the Tarantella Integration Pack for Sun ONE Portal Server is a featured technology for Sun’s strategic Sun™ ONE initiative. Tarantella and Sun have an agreement to jointly market Tarantella software with Sun™ ONE products to deliver legacy applications to Sun’s customers. Sun’s Sun Ray™ appliance organization is a founding member of the Tarantella Technology Alliance Group (TAG). Tarantella has distribution agreements with some of the largest Sun distributors in the world—GE Access in the USA, Clarity in the UK and ICOS in Italy.

Tarantella has also partnered with IBM, Computer Associates’ subsidiary iCan SP, and Plumtree. A joint marketing agreement with iCan allows for Tarantella Enterprise 3 to be sold as part of the xSP solution set. Tarantella is a Plumtree Technology Partner. This partnership includes a comprehensive technical and marketing program that allows Tarantella to develop and promote Tarantella Enterprise 3 software in conjunction with the Plumtree Corporate Portal. These strategic relationships—both new and ongoing—provide Tarantella additional credibility and leverage in selling to the enterprise market.

Current Products

The Company offers its flagship Tarantella Enterprise 3 software products as well as the established Vision2K Suite, as described below:

Tarantella Enterprise 3

Tarantella’s patented, award-winning technology was designed from the beginning for the public Internet and enterprise intranets. The Tarantella Adaptive Internet Protocol (AIP) optimizes the tradeoffs between bandwidth and application performance to give users the best possible experience over any speed connection.

The Tarantella architecture is based on a three-layer approach, whereby the Tarantella server sits in between the application layer (server) and the client layer (user). The non-intrusive nature of Tarantella allows installation in the network infrastructure without impacting existing applications or clients.

Tarantella Enterprise 3 software provides universal access to corporate applications, whether new or old, including those that run on Microsoft® Windows®, UNIX®, Linux®, mainframe or midrange servers. With

Tarantella Enterprise 3 software, users access applications remotely from their client device (anything from a thin client to a top-of-the-range PC). Users need only a web browser (such as a current version of Microsoft Internet Explorer or Netscape Navigator), with Java technology enabled. A native client version is also available to operate without a web browser. The product’s proven centralized management capabilities effortlessly scale to accommodate rapid corporate change, technological advancement and expanding remote access needs. It can span global multi-site IT architectures, unifying and simplifying the complexity and diversity, to provide an enhanced level of business continuity via increased application availability.

Security policies vary widely and the challenge is for users to access their business applications over the network, without jeopardizing corporate security. Tarantella Enterprise 3 software overcomes this challenge without affecting the end user, without compromising security policies, and without disrupting the existing infrastructure or requiring costly alternatives, such as a VPN. Tarantella Enterprise 3 software offers SSL security, encryption technology and firewall and proxy server traversal.

Client Integration Division (“CID”) products (also known as Vision2K UNIX integration products)

Integrating the Windows and UNIX worlds, Tarantella’s established Vision2K software suite extends the power and dependability of UNIX servers to the Windows desktop environment and provides character-based and GUI access to UNIX applications.

The Vision2K Suite consists of:

•	VisionFS—server based file and print sharing

•	XVision Eclipse—fast access to X applications

•	TermVision—terminal emulation for Windows and the Internet

•	SuperVision—centralized management of users

•	TermLite—lightweight terminal emulator

Sales and Distribution

Tarantella’s target customers are the Global 2000 and government agencies worldwide. To reach those customers, the Company has developed an integrated, two pronged strategy. Utilizing an extremely focused direct sales force, as well as enterprise distribution channels, the sales force leverages value-added distributors and resellers, systems integrators, OEMs, and independent software vendors (ISVs). Tarantella selects channel partners for their expertise, experience and access to the target market. In the majority of cases, channel partners and Tarantella direct sales people work together on targeted accounts.

In addition to the enterprise sales motion, Tarantella sells to small-to-medium businesses through the PartnerConnect program, with registered and associate partners primarily managed by value-added distributors.

Customer Support and Services

Because of the business-critical environments in which Tarantella products are used, customer support and services are essential to the full product offering. The Company’s services are designed to support customers ranging from small businesses to large enterprises, both at the end user and reseller levels. The Company, through its worldwide customer support and services staff and its authorized third-party education, support and channel partners, offers a variety of support programs and services:

Technical Support—On-line support through the World Wide Web and varying levels of telephone support for corporate accounts;

Educational Services—Courseware and instruction guides provided to the worldwide Tarantella Learning Centers, which train and provide materials for both end users and resellers;

Developer Services—Technical advisory and support services, as well as access to early product releases, for application developers.

Methodology:    The Company sells support services to end users on an annual contract basis. Options are available so customers can tailor the support solution to meet their specific needs. Electronic access is available through the Internet. Software updates, enhancements, and bug fixes are also available electronically. Tarantella also supports end users via Authorized Tarantella Service Providers. In addition, the Company provides its support services to distributors, Value Added Resellers, OEMs and integrators.

Product Development

Tarantella product development is comprised of one integrated organization with three sites located in Santa Cruz, California and Leeds and Cambridge, United Kingdom. The company has developed or acquired skills in complex Internet infrastructure areas including web-based technologies, communications, security, Java™ technology, virtual user interfaces, networking, and adaptive protocols. Furthermore, the heterogeneous nature of the product has led the group to develop strong links with application server vendors, including Microsoft, IBM, Sun and Oracle, and also to link with client vendors ranging from traditional desktop and complex workstation clients to wireless handheld devices from companies such as Nokia.

Tarantella holds two patents entitled “Method of Displaying an Application on a Variety of Client Devices in a Client/Server Network” and “Universal Application Server for Providing Applications on a Variety of Client Devices in a Client/Server Network.” The Company also has a third patent pending, entitled “Color Quality and Packet Shaping Features for Displaying an Application on a Variety of Client Devices.”

Tarantella devotes resources to ongoing product testing and quality assurance to support product reliability. The Company believes that its ability to integrate product technologies, to incorporate a wide variety of standards into its products, and to continue to offer enhancements to its existing products are essential steps to maintaining its competitiveness in the marketplace.

Competition

The Tarantella Enterprise software solutions compete against a range of point products from companies including Citrix, Hummingbird, and Attachmate. Citrix is the market leader in providing remote access to Windows applications; Hummingbird is the same for UNIX and Attachmate for mainframes.

Each of these point competitors is a formidable opponent in their own space. In contrast, Tarantella offers an integrated approach to all of these needs with manageability, scalability, and flexibility to meet full enterprise requirements. Tarantella products very often work along side those of its competition, as well.

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

Employees

As of September 30, 2002, the Company had 147 employees, including 41 in product development, 55 in sales and marketing, 9 in customer support services, and 42 in distribution services and administration.

Brief History of Company

•	1979 Doug Michels and Larry Michels co-found The Santa Cruz Operation, Inc.

•	1986 Company expands into Europe with acquisition of a division of Logica, UK.

•	1987 Agreement with Microsoft to license XENIX.

•	1992 Launch of SCO OpenServer product.

•	1993 Acquisition of IXI, Ltd. for client integration technology

•	1993 Company goes public on Nasdaq Stock Market

•	1994 Acquisition of Visionware, Ltd., for client emulation technology

•	1995 Acquisition of UNIX technology from Novell

•	1997 Launch of the Tarantella product.

•	1998 Launch of UnixWare7 product.

•	2001 Release of Tarantella Enterprise 3 software.

•	2001 Sale of Operating System divisions to Caldera Systems, Inc.

•	2001 Company changes name to Tarantella, Inc.

Item 2.    Properties

The Company occupies leased facilities in the United States, the United Kingdom, Germany, Spain and Italy, consisting of an aggregate of approximately 90,000 square feet. The Company believes that these facilities are adequate for its needs in the foreseeable future.

Item 3.    Legal Proceedings

No material legal proceedings are pending to which the Company is a party or to which any property of the Company is subject.

Item 4.    Submission of Matters to a Vote of Security Holders

The Company held an annual meeting of shareholders on February 21, 2002. The following matters were approved by the shareholders by the votes indicated:

	Number of Shares
Matter	For	Withheld
Election of Directors:
Ninian Eadie	34,993,020	268,893
Ronald Lachman	34,955,964	305,949
Robert M. McClure	34,966,857	295,056
Douglas L. Michels	34,745,456	516,457
Alok Mohan	34,956,640	305,273
R. Duff Thompson	34,978,827	283,086
Gilbert P. Williamson	34,956,961	304,952

Other Matters:	For	Against	Abstain
Amendment of the Company’s 1993 Employee Stock Purchase Plan to increase the Plan share reserve by 250,000 shares	34,704,758	509,077	48,078

Ratification of Deloitte & Touche LLP as independent certified public accountants of the Company	35,067,541	84,868	109,504

Executive Officers of the Registrant

The executive officers of the Company as of September 30, 2002 were as follows:

Name	Age	Position with the Company
Douglas L. Michels	48	President and Chief Executive Officer
Randall Bresee	54	Senior Vice President and Chief Financial Officer
Steve Sabbath	55	Senior Vice President, Law and Corporate Affairs, and Secretary
Geoff Seabrook	54	Senior Vice President, Corporate Development

Mr. Michels was named President and Chief Executive Officer in April 1998. Prior to that time he served as the principal architect of the Company’s technology strategy as the head of product development between June 1997 and April 1998 and as Chief Technical Officer between February 1993 and June 1997. Mr. Michels has been a director of the Company since 1979 and served as the Company’s Executive Vice President between 1979, when he co-founded the Company, and April 1998.

Mr. Bresee was named Senior Vice President and Chief Financial Officer in April of 2000. Prior to that he was Chief Financial Officer at bamboo.com, serving in the capacity from April 1999 to April 2000. Between January 1997 and April 1999 he was Vice President and Corporate Controller for the Company and between May 1996 and January 1997 he served as Americas Controller for the Company. Prior to joining the Company, Mr. Bresee served as Director of Finance for the Customer Support Division at Silicon Graphics Incorporated from May 1988 to May 1996.

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

Mr. Seabrook was named Senior Vice President, Corporate Development in April 1998. Since joining the Company in 1989, Mr. Seabrook has held a number of strategic positions, including Senior Vice President and General Manager, EMELA. Prior to joining the Company, Mr. Seabrook served as Vice President International Operations at Century Data Inc.

PART II

Item 5.    Market for Registrant’s Common Stock and Related Stockholder Matters

The following required information is filed as a part of the report:

The Company has not paid cash dividends on its common stock. The Company’s common stock is traded over-the-counter and is quoted on the Nasdaq SmallCap Market under the symbol “TTLA”. The following table sets forth the range of high and low closing sale prices for the Common Stock:

	Low Sale Price	High Sale Price
Fiscal 2001:
First Quarter	1.06	4.25
Second Quarter	0.88	2.84
Third Quarter	1.23	2.20
Fourth Quarter	0.31	1.62

Fiscal 2002:
First Quarter	0.25	0.78
Second Quarter	0.31	0.71
Third Quarter	0.36	0.64
Fourth Quarter	0.20	0.39

On December 1, 2002, there were approximately 15,500 holders of the Company’s Common Stock.

Item 6.    Selected Financial Data

TARANTELLA, INC.

SELECTED FIVE YEAR FINANCIAL INFORMATION

	Fiscal Year Ended September 30,
	2002	2001	2000	1999	1998
	(In thousands, except per share data)
Net revenues	$14,716	$66,662	$148,923	$223,624	$171,900
Cost of revenues	1,509	17,315	41,796	49,778	47,096

Gross margin	13,207	49,347	107,127	173,846	124,804
Operating expenses	27,585	83,724	158,360	157,473	138,397

Operating income (loss)	(14,378)	(34,377)	(51,233)	16,373	(13,593)
Other income (expense):
Gain (loss) on Caldera transaction	(2,443)	53,267	—	—	—
Loss and Impairment of equity investment in Caldera	(4,010)	(27,066)	—	—	—
Interest income, net	518	1,118	1,679	1,942	2,261
Other income (expense), net	3,451	253	819	1,939	226

Income (loss) before income taxes	(16,862)	(6,805)	(48,735)	20,254	(11,106)
Income taxes (benefit)	(1,076)	(1,070)	8,218	3,396	3,559

Net income (loss)	$(15,786)	$(5,735)	$(56,953)	$16,858	$(14,665)

Comprehensive income (loss)	$(15,502)	$(11,388)	$(51,875)	$15,974	$(14,012)

Earnings (loss) per share—basic	$(0.39)	$(0.14)	$(1.59)	$0.49	$(0.41)

Earnings (loss) per share—diluted	$(0.39)	$(0.14)	$(1.59)	$0.46	$(0.41)

Shares used in per share calculation—basic	40,482	39,831	35,720	34,232	35,817

Shares used in per share calculation—diluted	40,482	39,831	35,720	36,402	35,817

	September 30,
	2002	2001	2000	1999	1998
	(In thousands)
Cash, equivalents and short-term investments	$7,055	$14,100	$26,446	$62,844	$51,076
Working capital	4,263	10,021	16,654	44,813	32,221
Total assets	13,598	35,591	82,202	139,284	131,189
Long-term liabilities	263	1,853	5,462	11,094	12,027
Shareholders’ equity	6,216	20,793	31,202	70,338	60,135

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Tarantella is a leading provider of Internet infrastructure software that enables web-based access to enterprise applications.

The Tarantella Enterprise 3 solution instantly provides managed and secure web access to enterprise mainframe, Windows, AS/400, Linux, and UNIX applications. It leverages existing IT assets to provide cost savings, improved productivity, and the flexibility to accommodate the rapid changes in today’s organizations.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations includes forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. The forward-looking statements involve risks and uncertainties. Actual results could differ materially from those projected in the forward-looking statements as a results of certain factors, including those set forth in Item 1, those described elsewhere in this report and those described in other reports under the Securities Exchange Act of 1934. We caution you not to place undue reliance on these forward-looking statements, which speak only as of the date of this report.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make judgments, assumptions and estimates that affect the amounts reported in our consolidated financial statements and the accompanying notes. Note 2 to the consolidated financial statements for the fiscal year ended September 30, 2002 describes the significant accounting policies and methods used in the preparation of the consolidated financial statements for the three fiscal years in the period ended September 30, 2002. The amounts of assets and liabilities reported on our balance sheets and the amounts of revenues and expenses reported for each of our fiscal periods are affected by estimates and assumptions which are used for, but not limited to, the accounting for revenue, product returns and a valuation allowance for deferred tax assets. Actual results could differ from these estimates. The following critical accounting policies are significantly affected by judgments, assumptions and estimates used in the preparation of the condensed consolidated financial statements.

Revenue Recognition

The Company’s net revenues are derived from software licenses and fees for services, which include custom engineering, support and training. In accordance with Statement of Position 97-2 “Software Revenue Recognition” we recognize revenue when the price is fixed and determinable, upon persuasive evidence of an agreement, when fulfillment of our obligations under any such agreement is complete and when there is a determination that collection is probable. Our payment arrangements with customers provide primarily 30-day terms and to a limited extent with certain customers 45, 60 or 90 day terms. In certain transactions, the Company does not have a reliable basis to estimate returns and allowances for certain customers or is unable to determine that collection of receivables is probable. In such circumstances, the Company defers revenues at the time of sale and recognizes revenues when collection of the related receivable becomes probable, which is generally upon receipt of cash, and any potential returns can be reasonably estimated.

Returns and Reserves

The Company records a provision for product returns for related sales in the same period as the related revenues are recorded. These estimates are based on historical sales returns, analysis of credit memo data and other known factors. If the historical data the Company uses to calculate these estimates does not properly reflect future returns, revenue could be affected.

Income Taxes

Tarantella has operations in many countries other than the United States. Transfer prices for services provided between the United States and these countries has been documented by management based on consultation without appropriate outside service providers as reasonable, however, tax authorities could challenge these transfer prices and assess additional taxes on prior period transactions. Any such assessment could require the Company to record an additional tax provision in its statement of operations.

Income tax assets and liabilities are determined by taxable jurisdiction. The Company evaluates net deferred tax assets in each tax jurisdiction by estimating the likelihood of the Company generating future profits to realize these assets. When necessary, a valuation allowance is recorded to reduce tax assets to an amount for which realization is more likely than not. The provision for income taxes represents taxes payable for the current period, plus the net change in deferred tax amounts.

Results of Operations

Net Revenues

The Company’s net revenues are derived from software licenses and fees for services, which include engineering services, consulting, custom engineering, support and training.

Net revenues were $14.7 million in fiscal 2002, a decrease of 78% from $66.7 million in fiscal 2001. In fiscal 2001, net revenues decreased by 55% from $148.9 million in fiscal 2000. The decline in revenue performance in fiscal 2002 and in 2001 was worldwide across all geographies and is attributable to the sale of a significant portion of our business during fiscal 2001. The Company’s revenues were also impacted by the general reduction in information technology (“IT”) investments by companies for application server software and service initiatives. For the fiscal year ended September 30, 2002, one customer accounted for 10.3% of the Company’s net revenues. For the fiscal years ended September 30, 2001 and 2000, no single customer accounted for more than 10% of the Company’s net revenues.

International revenues continue to be a significant portion of net revenues, comprising 44% of the revenues for fiscal 2002 and 52% and 54% for 2001 and 2000, respectively.

License Revenues.    License revenues were $12.5 million in fiscal 2002 as compared to $58.3 million in fiscal 2001 and $133.5 million in fiscal 2000, representing a decrease of 79% in fiscal 2002 over 2001 and a decrease of 56% in fiscal 2001 over 2000. License revenues were 85% of total net revenues for fiscal 2002 and 87% and 90% of total net revenues for fiscal 2001 and 2000, respectively. The decline in license revenues in fiscal 2002 and fiscal 2001 is attributed to the sale of the server business to Caldera Systems, Inc. (“Caldera”). License revenues for Tarantella products, excluding server and CID products, increased to $10.2 million, or 25%, in fiscal 2002, from $8.1 million in fiscal 2001. License revenues for Tarantella products, excluding server and CID products, were $8.1 million and $4.6 million for fiscal 2001 and fiscal 2000, respectively, an increase of 76%. The increase was due to the introduction of new versions of the Tarantella product, as well as expansion of the customer base.

Services Revenues.    Services revenues were $2.2 million in fiscal 2002, a decrease of 74%. Services revenues were $8.4 million in fiscal 2001, a decrease of 46% from the $15.4 million in fiscal 2000. Services revenues were 15% of the total revenue for fiscal 2002, compared to 13% in the prior year. The decline in services revenues was primarily in the Professional Services area and is the result of the sale of the Professional Services business to Caldera. Services revenues for Tarantella products, excluding server and CID products, increased to $2.2 million, or 53%, in fiscal 2002, from $1.4 million in fiscal 2001. Tarantella service revenues, excluding server and CID products, were $1.4 million and $0.7 million for fiscal 2001 and fiscal 2000, respectively, an increase of 101%.

Cost of Revenues

The Company’s overall cost of revenues as a percentage of net revenues can be affected by mix changes in net revenue contribution between product families, geographic regions and channels of distribution, since both price and cost characteristics associated with these revenue streams can vary greatly. The Company can also experience fluctuations in gross margin as net revenues increase or decrease since certain costs of revenues including technology, services, and distribution act as fixed costs within certain volume ranges.

Cost of License Revenues.    Cost of license revenues includes royalties paid to certain software vendors, amortization of acquired technologies, product packaging, documentation and all costs associated with the acquisition of components and shipping. Cost of license revenues as a percentage of license revenues decreased to 2% in fiscal 2002 from 14% in fiscal 2001, and 17% in fiscal 2000. The 12% decrease from 2001 to 2002 was primarily due to the fact that fiscal 2001 cost of license revenues included server products, which had significantly higher royalty and technology rates than Tarantella products. The 3% decrease from 2000 to 2001 was primarily due to the expiration of several technology obligations. Additionally, material costs continue to decline as a result of the increasing number of Internet orders. Also certain fixed costs such as technology and overhead declined.

Cost of Services Revenues.    Cost of services revenues includes documentation, consulting and personnel related expenses associated with providing such services. Costs of services revenues as a percentage of services revenues decreased to 53% from 107% in fiscal 2001, which in turn was a decrease from 126% in fiscal 2000. The improvement in cost of service revenues in Fiscal 2002 is primarily a result of the sale of the Professional Services division to Caldera. The Professional Services division that was sold performed services primarily for server products. Services for server products had negative gross margins, unlike services for Tarantella products (non-server and non-CID), which had positive gross margins. The improvement in cost of services revenues in Fiscal 2001 is primarily a result of reduced staffing levels in both the support and Professional Services organizations due to realignments of these organizations.

Research and Development

The Company invests in research and development both for new products and to provide continuing enhancements to current products. Research and development expenses decreased 69% to $5.6 million in fiscal 2002 from $18.4 million in fiscal 2001, which was a decrease of 54% from fiscal 2000 spending of $39.7 million. Research and development expenses represented 38% of net revenues for fiscal 2002, 28% of net revenues for fiscal 2001, and 27% of net revenues for fiscal 2000. The decrease in research and development expenses in fiscal 2002 and 2001 can be attributed to lower labor costs driven by lower headcount as a result of a planned reduction in force. Spending was also favorably impacted by the sale of the Server Software and Professional Services divisions to Caldera. Research and development expense as a percentage of revenue increased in fiscal 2002 because fiscal 2001 and fiscal 2000 costs included research and development for the Server business which were lower as a percentage of revenue since the products were more mature.

Selling, General and Administrative

Selling, general and administrative expenses decreased 69% to $19.6 million in fiscal 2002, compared with $64.3 million in fiscal 2001 and $108.0 million in fiscal 2000. Selling, general and administrative represented 133% of net revenues in fiscal 2002, 96% in fiscal 2001 and 73% in fiscal 2000. The significant increase in selling, general and administrative expense as a percentage of revenue is due to fixed costs spread over much lower revenue as well as the payment of executive retention bonuses of $2.1 million associated with the sale of a significant division to Caldera. The bonuses were paid in fiscal 2001. The transfer of certain staff from other functions due to the creation of the Company’s divisions drove the increase in fiscal 2000.

Allowance for doubtful accounts at the end of September 30, 2002 was $0.3 million, or 10% of gross accounts receivable. At the end of September 30, 2001, allowance for doubtful accounts was $2.3 million, or

36% of gross accounts receivable. The significant decrease in allowance for doubtful accounts is due to the fact that the September 30, 2001 balance included reserves for Server accounts receivable. The Company retained all accounts receivable when they sold the Server and Professional Services divisions to Caldera. All of the reserves at the end of fiscal 2001 related to sales of server products. Of the accounts receivable that were reserved for at the end of fiscal 2001, 92% were written off during fiscal 2002, 6% were collected and 3% are still reserved for. The allowance for doubtful accounts balance of $2.3 million at September 30, 2001 also included a $0.7 million reserve for a customer that had declared bankruptcy.

Restructuring Charges

Restructuring charges of $2.3 million were incurred in fiscal year 2002 that related to a worldwide restructuring undertaken in the first quarter of fiscal 2002 and provision adjustments made in the fourth quarter of fiscal 2002. The restructuring included a reduction in staffing of 52 employees, a reserve for unused facilities at the Company’s corporate headquarters, and costs associated with closing several foreign offices. As of September 30, 2002, all 52 positions were eliminated, all the severance was paid out and all of the foreign office closures included in this reserve were completed. Of the $2.3 million, all but $39,000 related to cash expenditures. These reductions were made to align spending with lower than expected Company revenues. The Company also made provision adjustments to prior restructurings because it has been unable to sublet space in the Santa Cruz, California office. The Company has now reserved for this space through the end of 2003, as it believes it will sublease the space within the next twelve months.

Restructuring charges of $1.0 million were incurred in fiscal year 2001 that related to worldwide restructurings undertaken in the second and fourth quarters of fiscal 2001. The restructurings included a reduction in personnel of approximately 38 employees and elimination of non-essential facilities. As of September 30, 2001, all 38 positions were eliminated, and all cash payments had been made. The entire $1.0 million charge related to cash expenditures. These reductions were made to align spending with lower than expected company revenues. As of September 30, 2002 a $15,000 reserve remained for the final charges related to the closing of the Company’s Australian subsidiary.

Restructuring charges of $10.7 million were incurred in fiscal year 2000 that related to worldwide restructurings undertaken in the second and fourth quarters of fiscal 2000. The restructuring charges included a reduction in personnel of approximately 227 employees, write-off of certain acquired technologies, write-off of certain fixed assets, and elimination of non-essential facilities. Of the $10.7 million, $9.2 million related to cash expenditures and $1.5 million related to non-cash charges. The restructuring charge included cash expenditures of $7.3 million for severance costs and $1.9 million for facilities costs. The non-cash charges related to disposals of fixed assets and write-off of technology. The disposal of fixed assets was comprised of computer equipment that was no longer in use due to the reduction of personnel. Losses on the disposal of these fixed assets were recorded against the restructuring charge. The amount of this charge was $842,000. The technology write-off relates to technology that was no longer used in product development due to the reduction in development personnel. The Company restructured its business operations into three independent divisions, each with a separate management team and dedicated development, marketing and sales organizations—the Server Division, the Tarantella Division and the Professional Services Division. The Company believed this reorganization would create independent focused teams that could pursue revenue in their respective markets and was effective April 1, 2000. The Company believed that as a result of creating these independent, focused organizations the Company would be better able to control and measure the success of these businesses. As a result of the restructuring plans various regional offices in the United States, United Kingdom, Latin America and the Asia Pacific region were eliminated. The US regional facilities and the Watford, UK leases were vacated and restored, and subsequently sub-let or terminated. The remaining international offices were vacated immediately. Of the facilities closed, the majority related to the Server Division while a minor portion related to the Corporate Division which is comprised primarily of the finance and General and Administrative functions of the Company’s United Kingdom subsidiary.

Other Income (Expense)

Other income and expense consists of interest income net of interest expense, foreign exchange gains and losses, and realized gains and losses on investments, as well as other miscellaneous income and expense items. Net interest income decreased in fiscal 2002 to $0.5 million compared to $1.1 million for fiscal 2001 and $1.7 million for fiscal 2000. Other income was $3.5 million for fiscal 2002, compared to other income of $0.3 million for fiscal 2001 and $0.8 million for fiscal 2000. The increase in other income in fiscal 2002 was due to the gain on the sale of Caldera shares of $4.5 million.

In January 2001, the Company sold 3.2 million shares of its Rainmaker Systems (RMKR) stock for $1.00 per share, and received cash proceeds of $3.2 million. The cost basis of the sale was $1.1 million, and the Company realized a gain of $2.1 million from this sale. In fiscal 2000 the Company recorded a gain on the sale of shares of Rainmaker stock of $1.9 million, net of an other-than temporary decline in another investment position of $0.7 million.

In fiscal 2002, the Company’s other income/(expense) included equity losses of $4.0 million for its share of Caldera International losses, also a loss of $3,038,000 was recorded against the gain on Caldera transaction for the early redemption of a note receivable for Caldera. In fiscal 2001 there was a $53.3 million gain included in other income for the sale of the Server and Professional Services divisions to Caldera. There was also a charge taken for the impairment of the Caldera investment in the amount of $22.5 million, net of the unamortized portion of negative goodwill of $7.8 million. The fiscal 2001 results also include $4.6 million for the loss from the equity investment in Caldera. This loss is net of $0.7 million of negative goodwill related to the excess of net assets in Caldera over the value of the investment at the time of closing.

Income Taxes

In fiscal 2002, 2001 and 2000, the Company’s effective income tax rates were 6%, 16% and (17)%. The fiscal 2002 tax benefit of $1.1 million reflects benefits of $0.3 million due to a change in US law and $1.3 million due to the resolution of foreign audit issues, less foreign income taxes of $0.5 million. The fiscal 2001 tax benefit reflects a benefit of $1.6 million due to the resolution of foreign audit issues and foreign income taxes of $0.5 million. The fiscal 2000 tax reflects the write off of deferred tax assets of $7.8 million and foreign income taxes of $0.5 million.

Net Income (Loss)

The Company reported a net loss of $15.8 million in fiscal 2002 compared to a net loss of $5.7 million in fiscal 2001, and a net loss of $57.0 million in fiscal 2000. Operating losses were lower in fiscal 2002 because the Company put in place several cost reduction measures to reduce the Company’s profitability breakeven point. Net losses however, were higher in fiscal 2002 because fiscal 2002 included $6.5 million in losses from the Caldera transaction and fiscal 2001 included a net $26.2 million gain from the Caldera transaction. Although revenues were significantly lower in fiscal 2001 compared to fiscal 2000, the net losses decreased by 90% from fiscal 2000 due primarily to the net gain recorded for the Caldera transaction. The net loss in fiscal 2000 is primarily due to lower revenues, restructuring charges and the reduction of net deferred tax assets.

Liquidity and Capital Resources

Cash, cash equivalents and short-term investments were $7.1 million at September 30, 2002, representing 52% of total assets. The decrease in cash and short-term investments of $7.0 million in 2002 is due to operating losses partially offset by the settlement of a note receivable from Caldera and the sale of Caldera stock. The Company’s operating activities used cash of $17.2 million during fiscal 2002, compared to $32.9 million used for operating activities for fiscal 2001. The decrease in the cash used for operating activities is due to the significant reduction in operating loss from fiscal 2001 to fiscal 2002. The operating loss was $14.4 million in fiscal 2002 compared to a loss of $34.4 in fiscal 2001. Cash provided by investing activities was $12.4 million in fiscal 2002 compared to cash provided from investing of $25.0 million in fiscal 2001. The decrease in cash provided by investing activities was attributable primarily to the proceeds received from the Caldera transaction which were included in the fiscal 2001 results. Cash provided by financing activities was $0.2 million for fiscal 2002 compared with $0.7 million for fiscal 2001.

The company’s days sales outstanding (DSO) at the end of fiscal 2002 was 69, a decrease of 18 days from the end of fiscal 2001. DSO is calculated using revenues for the fourth quarter of each fiscal year, and net accounts receivable at September 30. There was decrease in DSO at the end of fiscal 2002 because at the end of fiscal 2001 the majority of the accounts receivable were for customers that had purchased server products and these receivables have since been collected or written off.

On February 14, 2002, the Company received a letter from Nasdaq notifying it that for 30 consecutive trading days the price of the Company’s common stock had closed below the minimum bid requirement of $1 per share and that the Company had 90 calendar days to regain compliance with Nasdaq rules. If, by May 15, 2002, the bid price of the Company’s common stock did not close at $1 per share or more for a minimum of 10 consecutive trading days, the Company would be subject to de-listing from Nasdaq. On April 23rd the Company applied to move to the Nasdaq SmallCap Market. The Company’s application for the Nasdaq SmallCap Market was accepted on June 4, 2002. The Company’s shares are still subject to de-listing, however the de-listing review process has been extended until February 10, 2003.

On October 10, 2002 the Company announced a restructuring in the first quarter of fiscal 2003. The Company’s restructuring initiative included reduction in its existing workforce by 20 percent, the implementation of a company wide incentive-based compensation plan, closure of certain facilities, and the realignment of its sales force to better integrate channel and enterprise sales geographically.

These actions were substantially completed by October 31, 2002. The staff reductions impacted approximately 25 employees worldwide and include the closure of the company’s UK administrative facility. As a result of these actions the Company recorded a one-time charge of approximately $1.0 million in the first quarter of fiscal 2003. All of these charges will be cash expenditures.

The Company has operating lease commitments of $1.9 million in fiscal 2003. See note 10 for operating lease commitments beyond fiscal 2003.

The Company has incurred net losses from operations of approximately $15.8 million during fiscal 2002 and $5.7 million during fiscal 2001 and revenues have declined from $66.7 million in fiscal 2001 to $14.7 million in fiscal 2002. For fiscal 2002 losses from operations were $14.4 million, compared to $34.4 million during fiscal 2001. The Company has an accumulated deficit of $114.7 million as of September 30, 2002.

The Company’s management believes that, based on the Company’s current plans, its existing cash and cash equivalents, short-term investments, and funds generated from operations will be sufficient to meet its operating requirements through fiscal 2003. Additional financing may be required thereafter.

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

THE COMPANY IS EXPOSED TO GENERAL ECONOMIC AND MARKET CONDITIONS

Any significant downturn in the Company’s customers’ markets, or domestic and global conditions, which result in a decline in demand for their software and services could harm the Company’s business. The state of the economy has had a negative impact on the software industry. This could result in customers continuing to delay or cancel orders for software. Any of these occurrences could have a significant impact on the Company’s operating results, revenues and costs and may cause the market price of our common stock to decline or become more volatile.

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

The Company anticipates new releases of products in the fiscal year ending September 30, 2003. There can be no assurance that such new releases will not be affected by technical problems or “bugs,” as is common in the software industry. Furthermore, there can be no assurance that these or other future product introductions will not be delayed. Delays in the availability, or a lack of market acceptance, of new or enhanced products could have an adverse effect on the Company’s business. There can be no assurance that product introductions in the future will not disrupt product revenues and adversely affect operating results.

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

THE COMPANY RELIES ON THIRD PARTIES FOR SALES OF ITS PRODUCTS

The Company relies significantly on distributors, value-added resellers and other channel partners for marketing and distribution of its products. The agreements in place with these organizations are generally non-exclusive, of limited duration, can be terminated with little or no notice by either party and generally do not contain minimum purchase requirements. These reseller are not within the Company’s control and generally market and distribute competing product lines of other companies in addition to the Company’s products. There can be no assurance that these organizations will give a high priority to the marketing of the Company’s products, and they may give a higher priority to the products of competitors. Further, there can be no assurance that the Company will be able to attract or retain resellers and distributors who will be able to market the Company’s products effectively, are qualified to provide timely and cost-effective customer support and service, or will continue to represent our products. If the Company is unable to recruit or retain important resellers, or if the resellers decrease their sales of the Company’s products, the Company may suffer a material adverse effect on it business, financial condition or results of operations.

Any material increase in our indirect sales as a percentage of revenues may adversely affect our average selling prices and gross margins due to lower unit costs that are typically charged when selling through indirect channels.

OPERATING RESULTS FOR A PARTICULAR QUARTER ARE DIFFICULT TO PREDICT

The Company participates in a highly dynamic industry and future results could be subject to significant volatility, particularly on a quarterly basis. The Company’s revenues and operating results may be unpredictable due to the Company’s shipment patterns. The Company operates with little backlog of orders because its products are generally shipped as orders are received. In general, a substantial portion of the Company’s revenues have been booked and shipped in the third month of the quarter, with a concentration of these revenues in the latter half of that third month. In addition, the timing of closing of large license contracts and the release of new products and product upgrades increase the risk of quarter to quarter fluctuations and the uncertainty of quarterly operating results. The Company’s staffing and operating expense levels are based on an operating plan and are relatively fixed throughout the quarter. As a result, if revenues are not realized in the quarter as expected, the Company’s expected operating results and cash balances could be adversely affected, and such effect could be substantial and could result in an operating loss and depletion of the Company’s cash balances

IT MAY BE DIFFICULT TO RAISE NEEDED CAPITAL IN THE FUTURE

The Company may require substantial additional capital to finance future growth and fund ongoing operations through the remainder of fiscal 2003 and beyond. Although the Company’s current business plan does not foresee the need for further financing activities to fund the Company’s operations for the foreseeable future, due to risks and uncertainties in the market place, the Company may need to raise additional capital. If the Company issues additional stock to raise capital, particularly at its current, low price per share, the Company’s stockholders’ percentage ownership in the Company would be diluted. Raising such additional financing may not be available when needed and, if such financing is available, it may not be available on terms that are favorable to the Company.

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

COST OF REVENUES MAY BE AFFECTED BY CHANGES IN THE MIX OF PRODUCTS AND SERVICES

The overall cost of revenues may be affected by changes in the mix of net revenue contribution between licenses and services, geographical regions and channels of distribution, as the costs associated with these different types of revenues may have substantially different characteristics. The Company may also experience a change in margin as net revenues increase or decrease since technology costs and services costs are fixed within certain volume ranges.

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

PORTIONS OF THE COMPANY’S SHRINK-WRAP AND/OR CLICK THROUGH LICENSES MAY NOT BE ENFORCEABLE IN CERTAIN JURISDICTIONS

The Company’s software products are generally licensed to end users on a “right-to-use” basis pursuant to a perpetual license. The Company licenses its products to end users primarily under “shrink-wrap” or “click through” license (i.e., licenses included as part of the product packaging or electronic delivery). Shrink-wrap and click-through licenses, which are not negotiated with or signed by individual end-user licensees, are intended to take effect upon shipment of product package or agreeing to the terms electronically. Certain provisions of such licenses, including provisions protecting against unauthorized use, copying, transfer, and disclosure of the licensed product, may be unenforceable under the laws of certain jurisdictions. In addition, the laws of some foreign countries do not protect the Company’s intellectual property rights to the same extent as do the laws of the U.S.

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

THE COMPANY’S RESULTS OF OPERATIONS MAY BE AFFECTED BY FLUCTUATIONS IN FOREIGN CURRENCY EXCHANGE RATES

Although the Company’s revenues are predominantly in U.S. dollars, substantial portions of the Company’s revenues are derived from sales to customers outside the United States. Trade sales to international customers represented 44%, 52% and 54% of total revenues for fiscal 2002, 2001 and 2000 respectively. The Company’s revenues can be affected by general economic conditions in the United States, Europe and other international markets. Also, portions of the Company’s operating expenses are transacted in foreign currencies. The Company’s operating strategy and pricing take into account changes in exchange rates over time. However, the Company’s results of operations may be significantly affected in the short term by fluctuations in foreign currency exchange rates.

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

THE COMPANY HAS UNDERGONE SIGNIFICANT RESTRUCTURINGS, WHICH MAY HAVE A MATERIAL ADVERSE EFFECT ON OPERATING RESULTS

Following the Company’s divestiture of its server software and professional services divisions in May 2001, the Company undertook several restructurings of its worldwide operations. Each of the restructuring plans involved reductions in the Company’s worldwide workforce. The restructuring plans may not achieve the desired results, and may not improve the Company’s future operating results. Completion of the restructuring plans may disrupt the Company’s operations and may have a material adverse effect on its business, financial condition and results of operations. The Company may also be required to implement additional restructuring plans in the future.

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

THE COMPANY MAY NEVER ACHIEVE PROFITABILITY IN THE FUTURE

Following the Company’s divestiture of its server software and professional services divisions in May 2001, the Company has not achieved profitability, and may never generate sufficient revenues to achieve profitability.

Recent Accounting Pronouncements

In June 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue No. 94-3, a liability for an exit cost as defined in Issue No. 94-3 was recognized at the date of an entity’s commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. The Company will adopt the provisions of SFAS 146 for exit or disposal activities that are initiated after December 31, 2002 and the adoption will not have an impact on the historical results of operations, financial position or liquidity of the Company. SFAS 146 may affect the timing of recognizing future restructuring costs as well as the amounts recognized.

In October 2001, the FASB issued SFAS No. 144, “Accounting for Impairment of Long-Lived Assets.” SFAS No. 144 supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” and addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement is effective for fiscal years beginning after December 15, 2001. Tarantella is required to adopt SFAS No. 144 on October 1, 2002. The adoption of this statement is not expected to have a material impact on the Company’s financial position or results of operations.

In June 2001, the FASB issued SFAS No. 141, “Business Combinations.” SFAS No. 141 addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. SFAS No. 141 is applicable to business combinations completed after July 1, 2001. The Company has not completed any business combinations subject to SFAS No. 141.

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

Item 7A.    Quantitative Disclosures about Market Risk

Market-Rate Sensitive Instruments and Risk Management

The following discussion about the Company’s risk-management activities includes “forward-looking statements” that involve risk and uncertainties. Actual results could differ materially from those projected in the forward-looking statements. We are exposed to market risk related to changes in interest rates, foreign currency exchange rates, and equity security prices. We do not use derivative financial instruments for speculative or trading purposes.

In the past the Company used forward foreign exchange contracts to manage foreign exchange exposures associated with underlying assets, liabilities and anticipated transactions. Since the completion of the transaction in which the Company sold the Server Software and Professional Services divisions to Caldera International, the Company does not believe the foreign exchange risk is great enough to warrant the purchase of forward foreign exchange contracts.

In the normal course of business, the Company also faces risks that are either non-financial or non-quantifiable. Such risks principally include technology risk, country risk, credit risk and legal risk.

Interest-Rate Risk

As of September 30, 2002 the Company had cash and equivalents of $7.1 million, consisting of cash and highly liquid money market instruments with maturities of less than 90 days. Because of the short maturities of these instruments, a sudden change in market interest rates would not have a material impact on the fair value of the portfolio. The company would not expect operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest on our portfolio.

Item 8.    Financial Statements and Supplementary Data

TARANTELLA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Years Ended September 30,
	2002	2001	2000
	(In thousands, except per share data)
Net revenues:
Licenses	$12,519	$58,310	$133,510
Services	2,197	8,352	15,413

Total net revenues	14,716	66,662	148,923

Cost of revenues:
Licenses	337	8,346	22,366
Services	1,172	8,969	19,430

Total cost of revenues	1,509	17,315	41,796

Gross margin	13,207	49,347	107,127

Operating expenses:
Research and development	5,649	18,439	39,673
Selling, general and administrative	19,637	64,266	108,004
Restructuring charge	2,299	1,019	10,683

Total operating expenses	27,585	83,724	158,360

Operating loss	(14,378)	(34,377)	(51,233)

Other income (expense):
Gain/(loss) on Caldera transaction	(2,443)	53,267	—
Loss and impairment of equity investment in Caldera	(4,010)	(27,066)	—
Interest income, net	518	1,118	1,679
Other income, net	3,451	253	819

Total other income (expense)	(2,484)	27,572	2,498

Loss before income taxes	(16,862)	(6,805)	(48,735)

Provision for (benefit from) income taxes	(1,076)	(1,070)	8,218

Net loss	(15,786)	(5,735)	(56,953)
Other comprehensive income (loss):
Foreign currency translation adjustment	163	33	(539)
Unrealized gain (loss) on available for sale securities, net of tax of $2,119 in fiscal 2000	121	(5,686)	3,498

Total other comprehensive income (loss)	284	(5,653)	2,959
Reversal of valuation allowance versus deferred tax on unrealized gain	—	—	2,119

Comprehensive loss	$(15,502)	$(11,388)	$(51,875)

Loss per share:
Basic	$(0.39)	$(0.14)	$(1.59)

Diluted	$(0.39)	$(0.14)	$(1.59)

Shares used in loss per share calculation:
Basic	40,482	39,831	35,720

Diluted	40,482	39,831	35,720

See accompanying notes to consolidated financial statements.

TARANTELLA, INC.

CONSOLIDATED BALANCE SHEETS

	September 30,
	2002	2001
	(In thousands)
ASSETS

Current assets:
Cash and cash equivalents	$7,055	$12,100
Short-term investments	—	2,000
Receivables, net of allowance for doubtful accounts of $0.3 million and $2.3 million, respectively	3,045	4,098
Available-for-sale equity securities	223	101
Note receivable from Caldera	—	1,846
Other receivables—Caldera	9	1,274
Other receivables	227	384
Prepaids and other current assets	823	1,163

Total current assets	11,382	22,966

Property and equipment, net	1,192	2,232
Long-term portion of note receivable from Caldera	—	5,260
Equity investment in Caldera	—	4,010
Restricted Cash	500	—
Other assets	524	1,123

Total assets	$13,598	$35,591

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Trade accounts payable	$448	$802
Royalties payable	212	733
Income taxes payable	543	374
Accrued restructuring charges	871	344
Other payables—Caldera	400	657
Accrued expenses and other current liabilities	3,700	8,850
Deferred revenues	945	1,185

Total current liabilities	7,119	12,945

Long-term lease obligations	—	2
Long-term deferred revenues	33	91
Other long-term liabilities	230	1,760

Total long-term liabilities	263	1,853

Commitments and contingencies (note 10)

Shareholders’ equity:
Preferred stock, authorized 20,000 shares; no shares issued and outstanding in 2002 and 2001	—	—
Common stock, no par value, authorized 100,000 shares; issued and outstanding 41,028 and 40,117 shares at September 30, 2002 and September 30, 2001, respectively	120,844	119,919
Accumulated other comprehensive income	117	(167)
Accumulated deficit	(114,745)	(98,959)

Total shareholders’ equity	6,216	20,793

Total liabilities and shareholders’ equity	$13,598	$35,591

See accompanying notes to consolidated financial statements.

TARANTELLA, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock		Note Receivable from Officer	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Shareholders’ Equity
	Shares	Amount
	(In thousands)
Balances, October 1, 1999	34,346	$106,298	$(97)	$408	$(36,271)	$70,338

Common stock issuance under stock option and purchase plans	2,574	12,523	—	—	—	12,523
Common stock repurchases	(759)	(12,786)	—	—	—	(12,786)
Private placement	3,275	12,769	—	—	—	12,769
Unrealized gain on investment	—	—	—	3,498	—	3,498
Reversal of valuation allowance versus deferred tax on unrealized gain	—	—	—	2,119	—	2,119
Repayment of note	—	—	97	—	—	97
Stock compensation expense	—	136	—	—	—	136
Foreign currency translation	—	—	—	(539)	—	(539)
Net loss	—	—	—	—	(56,953)	(56,953)

Balances, September 30, 2000	39,436	$118,940	$—	$5,486	$(93,224)	$31,202

Common stock issuance under stock option and purchase plans	681	1,176	—	—	—	1,176
Unrealized loss on investment	—	—	—	(5,686)	—	(5,686)
Stock compensation expense	—	61	—	—	—	61
Foreign currency translation	—	—	—	33	—	33
Warrants—Canopy Group	—	969	—	—	—	969
Warrants—Security Research	—	(1,227)	—	—	—	(1,227)
Net loss	—	—	—	—	(5,735)	(5,735)

Balances, September 30, 2001	40,117	$119,919	$—	$(167)	$(98,959)	$20,793

Common stock issuance under stock option and purchase plans	911	192	—	—	—	192
Unrealized loss on investment	—	—	—	121	—	121
Stock compensation expense	—	595	—	—	—	595
Foreign currency translation	—	—	—	163	—	163
Warrants—Early Bird Capital	—	138	—	—	—	138
Net loss	—	—	—	—	(15,786)	(15,786)

Balances, September 30, 2002	41,028	$120,844	$—	$117	$(114,745)	$6,216

See accompanying notes to consolidated financial statements

TARANTELLA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Years Ended September 30,
	2002	2001	2000
	(In thousands)
Cash flows from operating activities:
Net loss	$(15,786)	$(5,735)	$(56,953)
Adjustments to reconcile net loss to net cash used for operating activities—
Depreciation and amortization	975	5,086	11,302
Deferred taxes	—	—	7,821
Foreign currency exchange (gain) loss	148	82	(342)
Gain on sale of marketable security	(4,491)	(2,118)	(1,896)
Loss on disposal of property and equipment	288	1,559	—
(Gain) loss on Caldera transaction	2,443	(53,267)	—
Loss on equity investment in Caldera	4,010	4,581	—
Impairment of equity investment in Caldera	—	22,485	—
Realized loss on available-for-sale investments	—	675	—
Impairment of available-for-sale investments	976	2,503	672
Amortization of warrant and stock compensation expense	733	(439)	(136)
Changes in operating assets and liabilities—
Receivables	658	11,475	7,309
Other current assets	(270)	(337)	1,959
Other assets	(911)	(279)	1,893
Trade accounts payable	(378)	(4,719)	(1,846)
Royalties payable	(521)	(1,139)	(2,695)
Income taxes payable	169	(646)	171
Accrued restructuring expenses	527	(5,620)	5,964
Accrued expenses and other current liabilities	(3,908)	(164)	(10,679)
Deferred revenues	(298)	(5,096)	(2,489)
Cash flows from other long-term liabilities	(1,530)	(1,760)	(1,701)

Net cash used for operating activities	(17,166)	(32,873)	(41,646)

Cash flows from investing activities:
Purchases of short-term investments	—	(33)	(12,088)
Sales of short-term investments and marketable securities	2,000	6,800	36,906
Purchases of property and equipment	(200)	(1,629)	(2,077)
Purchases of software and technology licenses	(9)	(894)	(999)
Changes in other assets	1,531	215	(2,268)
Proceeds from Caldera transaction	9,042	20,493	—

Net cash provided by investing activities	12,364	24,952	19,474

Cash flows from financing activities:
Payments on capital lease obligations	(455)	(1,891)	(2,916)
Net proceeds from issuance of common stock	192	1,176	25,563
Repurchases of common stock	—	—	(12,786)

Net cash provided by (used for) financing activities	(263)	(715)	9,861

Effects of exchange rate changes on cash and cash equivalents	20	(143)	(493)

Decrease in cash and cash equivalents	(5,045)	(8,779)	(12,804)

Cash and cash equivalents at end of year	$7,055	$12,100	$20,879

TARANTELLA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

	Fiscal Years Ended September 30,
	2002	2001	2000
	(In thousands)
Supplemental disclosure of cash flow information:
Cash paid—
Income taxes	$565	$1,238	$218
Interest	21	317	344
Non-cash financing and investing activities—
Warrants issued to Security Research	—	(1,227)	—
Warrants issued to Canopy	—	969	—
Warrants issued to Early Bird Capital	138	—	—
Unrealized gain (loss) on available-for-sale equity securities	121	(5,686)	5,617
Assets acquired under capital leases	—	—	20
Assets written off in restructuring reserve	39	586	923

Reconciliation of proceeds from Caldera transaction:
Gain (loss) on Caldera transaction	(2,443)	53,267	—
Net assets sold	—	3,494	—
Discounted note receivable	7,466	(6,828)	—
Fair value of Caldera International common stock	—	(29,440)	—
Write off of tax reserve related to Caldera transaction	(150)
Write off of royalty reserves related to Caldera transaction	(345)	—	—
Write off of commission receivable related to Caldera transaction	23

See accompanying notes to consolidated financial statements.

TARANTELLA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—The Company

The Company    Tarantella is a leading provider of Internet infrastructure software that enables web-based access to enterprise applications. The Tarantella Enterprise 3 solution instantly provides managed and secure Web access to enterprise mainframe, Windows, AS/400, Linux, and UNIX applications. It leverages existing IT assets to provide cost savings, improved productivity, and the flexibility to accommodate the rapid changes in today’s organizations.

The Company was incorporated as The Santa Cruz Operation, Inc. (SCO) in California in 1979. On May 4, 2001, SCO completed the sale of its Server Software and Professional Services Divisions to Caldera Systems, Inc., retaining the Tarantella Division. A new company, Caldera International, was formed which combined the assets acquired from SCO with the assets of Caldera Systems. Upon the completion of the sale, SCO, Inc. changed its corporate name to Tarantella, Inc. and its Nasdaq trading symbol to TTLA, reflecting the new corporate focus.

Note 2—Continued Operations

The Company has incurred net losses from operations of approximately $15.8 million during fiscal 2002 and $5.7 million during fiscal 2001 and revenues have declined from $66.7 million in fiscal 2001 to $14.7 million in fiscal 2002. For fiscal 2002 losses from operations were $14.4 million, and $34.4 million during fiscal 2001. Net cash used for operating activities was $17.2 million in fiscal 2002 and $32.9 million used in fiscal 2001. The Company has an accumulated deficit of $114.7 million as of September 30, 2002. These conditions, amongs others, raise substantial doubt about the Company’s ability to continue as a going concern.

The Company’s operations previously included its Server Software and Professional Services Divisions in addition to the Tarantella Products. In May 2001, the Company sold its Server Software and Professional Services Divisions to focus on Tarantella Products. As Tarantella Products have lower royalty and technology rates than the Server Software products, the Company’s management has been able to increase its gross margins from 86% in fiscal 2001 to 97% in fiscal 2002. The Company was also able to generate positive gross margins on its fiscal 2002 service revenues related to Tarantella Products while in prior years, the service revenues on Server Software products generated negative gross margins. Since its release in fiscal 1997, annual Tarantella Products revenues have generated positive year over year growth. Excluding Server Software, CID and related services, Tarantella Products license and service revenues have grown 30% in fiscal 2002 over fiscal 2001. While growing Tarantella Products licenses and services revenues year over year, the Company’s management has reduced its operating expenses by 31% in fiscal 2002 over fiscal 2001 and is continuing to drive down expenses through its restructuring plans as described in Note 14.

The Company’s management believes that, based on its current plans, its existing cash and cash equivalents, short-term investments, and funds generated from operations will be sufficient to meet the Company’s operating requirements through fiscal 2003, however additional financing may be required thereafter. Management cannot be assured that additional financing will be available when it is needed.

Note 3—Summary of Significant Accounting Policies

Business Risks and Uncertainties    The Company operates in the software industry, which is characterized by intense competition, rapid technological advances and evolving industry standards. Factors that could affect the Company’s future operating results and cause actual results to vary materially from expectations include, but are not limited to, dependence on an industry that is characterized by rapid technological changes, fluctuations in end-user demands, evolving industry standards, competition, and risks associated with foreign currencies. Failure by the Company to anticipate or respond adequately to technological developments in its industry, changes in

TARANTELLA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

customer or supplier requirements or changes in industry standards could have a material adverse effect on the Company’s business and operating results.

Principles of Consolidation    The consolidated financial statements include the Company and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated on consolidation.

Use of Estimates    The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“generally accepted accounting principles”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Such estimates include the allowances for bad debt, product returns and certain accrued expenses and liabilities, and a valuation allowance for deferred tax assets. Actual results could differ from those estimates.

Reclassifications    Certain prior year reclassifications have been made for consistent presentation.

Cash Equivalents and Short-term Investments    The Company considers all highly liquid investments with a maturity of 90 days or less at the date of acquisition to be cash equivalents. Short-term investments include instruments with lives ranging from 91 days to three years.

Investments    The Company classifies its investments in certain equity securities in publicly traded companies as available-for-sale. Such investments are recorded at fair market value based on quoted market prices, and unrealized gains and losses are included in other comprehensive income. As of September 30, 2002, unrealized gains on such investments were $121,000 As of September 30, 2001, unrealized losses were $5.7 million. The Company has investments in privately held companies which are classified as other assets. Realized gains and losses, which are calculated based on the specific identification method, are recorded in operations as incurred. Investments in privately held companies with less than 20% ownership are carried at the lower of cost or realizable value.

Credit Risk    Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash equivalents, short-term investments and accounts receivable. Cash, cash equivalents and short-term investments consist primarily of cash accounts held at various banks, money market funds held at several financial institutions and a certificate of deposit. The Company sells its products to various organizations in different industries and geographies, and does not require collateral or other security to support accounts receivable. Credit risk is mitigated by the Company’s credit evaluation process and limited payment terms. In addition, the Company maintains an allowance for potential credit losses.

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

Purchased Software and Technology Licenses    Purchased software consists of core intellectual property rights owned by the Company. Technology licenses represent payments for the rights to use and integrate third party technology into the Company’s product offerings. Amounts capitalized are amortized on a straight-line basis over the estimated product life, ranging from three to ten years, or on the ratio of current revenues to total projected product revenues, whichever results in greater amortization.

TARANTELLA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Software Development Costs    Statement of Financial Accounting Standards (“SFAS”) No. 86 provides for the capitalization of certain software development costs once technological feasibility is established. Capitalized costs are then amortized on a straight-line basis over the estimated product life, or on the ratio of current revenues to total projected product revenues, whichever is greater. Through September 30, 2002, the Company believes its process for developing software was essentially completed concurrent with the establishment of technological feasibility, and accordingly, no software development costs have been capitalized to date.

At each balance sheet date the Company compares the unamortized balance of purchased software and technology with its net realizable value. Any amount by which the unamortized balance exceeds the net realizable value is written off. The net realizable value is calculated as the estimated future gross revenues from the product reduced by the estimated future costs of completing and disposing of that product, including the costs of performing the maintenance and customer support required to satisfy the Company’s responsibility set forth at the time of the sale.

Revenue Recognition    The Company’s revenue is derived primarily from two sources, across many industries: (i) products license revenue, derived primarily from product sales to resellers and end users, including large scale enterprises and royalty revenue, derived primarily from initial license fees and ongoing royalties from product sales by source code OEMs; and (ii) services and support revenue, derived primarily from providing software updates, support and education and consulting services to end users.

The Company accounts for revenue under the provisions of AICPA Statement of Position (“SOP”) 97-2, Software Revenue Recognition, as amended. Product revenue is recognized upon shipment if evidence of an arrangement exists, the fee is fixed and determinable and collection of resulting receivables is probable. Sales to distributors, are recognized upon sale by the distributor to resellers or end users. In certain instances when distributors waive their right to return product, revenue is recognized upon shipment if evidence of an arrangement exists, the fee is fixed and determinable and collection of resulting receivables is probable. Estimated product returns are recorded upon recognition of revenue from customers having rights of return, including exchange rights for unsold products and product upgrades.

Until May 2001, the Company sold two types of software products, UNIX based operating system software, which was sold under the UnixWare and OpenServer names, and application broker software sold under the Tarantella name. In May 2001, the Company sold the UNIX based business to Caldera Systems, Inc.

The Company sold UnixWare and OpenServer products separately and as a result, for contracts involving the sale of UnixWare and OpenServer which contained multiple obligations (e.g. delivered and undelivered products, maintenance and other services), the Company allocated revenue to each component of the contract based on objective evidence of its fair value, which is specific to the Company. The fair value of each element is based on the price as sold separately. The Company recognized revenue allocated to undelivered products when the criteria for product revenue set forth above was met.

TARANTELLA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For multiple element contracts involving the sale of the Tarantella product the Company uses the residual value method to allocate revenue to each component. The fair value of services and post contract support is determined based upon separate sales and renewal rates set forth in the contract, respectively.

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

The Company performs ongoing credit evaluations of its customers’ financial condition and does not require collateral. The Company maintains allowances for potential credit losses and such losses have been within management’s expectations.

Cooperative Advertising    The Company expenses advertising costs as incurred. The Company reimburses certain qualified customers for a portion of the advertising costs related to their promotion of the Company’s products. The Company’s maximum liability for reimbursement is accrued at the time revenue is recognized as a percentage of the qualified customer’s net revenue derived from the Company’s products. For 2002, 2001 and 2000, cooperative advertising expense totaled approximately $0.1 million, $1.6 million, and $7.8 million, respectively.

Income Taxes    The Company records income taxes using an asset and liability approach that results in the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company’s consolidated financial statements or tax returns. In estimating future tax consequences, all expected future events other than enactment of changes in tax laws are considered. When necessary, a valuation allowance is recorded to reduce tax assets to an amount for which realization is more likely than not. The provision for income taxes represents taxes payable for the current period, plus the net change in deferred tax amounts.

Computation of Earnings (Loss) Per Share    Basic earnings (loss) per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share is computed by giving effect to all dilutive potential common shares that were outstanding during the period. For the Company, dilutive potential common shares consist of the incremental common shares issuable upon the exercise of stock options and warrants for all periods. All potentially dilutive securities have been excluded from the computation of diluted earnings per share as their affect is anti-dilutive on the loss from operations for all periods presented. The potentially dilutive securities are as follows:

	September 30,
	2002	2001	2000
	(In thousands)
Options and warrants outstanding not included in computation of diluted loss per share because the exercise price was greater than the average market price	9,117	8,978	1,583
Options and warrants outstanding not included in computation of diluted loss per share because their inclusion would have been anti-dilutive	3,685	2,408	10,283

TARANTELLA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Segment Information    The Company follows SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” Under the standard the Company is required to use the “management” approach to reporting its segments. The management approach designates the internal organization used by management for making operating decisions and assessing performance as the source of the Company’s segments.

Recent Accounting Pronouncements    In June 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue No. 94-3, a liability for an exit cost as defined in Issue No. 94-3 was recognized at the date of an entity’s commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. The Company will adopt the provisions of SFAS 146 for exit or disposal activities that are initiated after December 31, 2002 and the adoption will not have an impact on the historical results of operations, financial position or liquidity of the Company. SFAS 146 may affect the timing of recognizing future restructuring costs as well as the amounts recognized.

In October 2001, the FASB issued SFAS No. 144, “Accounting for Impairment of Long-Lived Assets.” SFAS No. 144 supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” and addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement is effective for fiscal years beginning after December 15, 2001. Tarantella is required to adopt SFAS No. 144 on October 1, 2002. The adoption of this statement is not expected to have a material impact on the Company’s financial position or results of operations.

In June 2001, the FASB issued SFAS No. 141, “Business Combinations.” SFAS No. 141 addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. SFAS No. 141 is applicable to business combinations completed after July 1, 2001.
In June 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 addresses the recognition and measurement of goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 also addresses the initial recognition and measurement of intangible assets acquired outside of a business combination whether acquired individually or with a group of other assets. Goodwill and intangible assets previously recorded on the Company’s consolidated financial statements will be affected by the provisions of SFAS No. 142. SFAS No. 142 will be effective for the Company’s fiscal year 2003. As the Company does not currently have any goodwill or intangible assets, the adoption of this statement will not impact the Company’s historical financial position or results of operations.

Stock-Based Compensation    The Company accounts for employee stock plans under the intrinsic value method prescribed by Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”), and FASB Interpretation (“FIN”) No. 44, “Accounting for Certain Transactions Involving Stock Compensation” (an Interpretation of APB No. 25) and has adopted the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.” The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123.

Foreign Currency Translation    The functional currency of the Company’s foreign subsidiaries is the local foreign currency. All assets and liabilities denominated in foreign currencies are translated into U.S. dollars at the

TARANTELLA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

exchange rate prevailing on the balance sheet date. Revenues, costs and expenses are translated at average rates of exchange prevailing during the period. Translation adjustments resulting from translation of the subsidiaries’ accounts are accumulated as a separate component of shareholders’ equity. Gains and losses resulting from foreign currency transactions are included in the consolidated statements of operations and have not been significant.

Fair Value of Financial Instruments    Carrying amounts of certain of the Company’s financial instruments, including cash and cash equivalents, receivables, accounts payable, accrued payroll and other accrued liabilities, approximate fair value because of their short maturities. The fair values of investments are determined using quoted market prices for those securities or similar financial instruments. The fair value of other long-term liabilities approximates the carrying value due to the market interest rates that these obligations bear.

Note 4—Cash and Cash Equivalents

	September 30,
	2002	2001
	(In thousands)
Bank demand deposits	$1,538	$864
Money market accounts	5,517	11,236

	$7,055	$12,100

Note 5—Short-Term Investments

	September 30,
	2002	2001
	(In thousands)
Bank certificates of deposit	$—	$2,000

	$—	$2,000

Note 6—Related Parties

	September 30,
	2002	2001	2000
	(In thousands)
Net Revenues:
License, third parties	$11,973	$52,527	$118,877
License, related parties	546	5,783	14,633
Service, third parties	1,887	6,986	12,680
Service, related parties	310	1,366	2,733

Total net revenues	$14,716	$66,662	$148,923

Receivables:
Receivables, third parties	$3,045	$3,709
Receivables, related parties	—	389

Total receivables, net	$3,045	$4,098

TARANTELLA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Related party revenues for fiscal 2002 were sales to two companies that the Company had significant investments in. In fiscal 2001, related party revenues were sales to five companies that the Company had significant investments in. Related party revenues for fiscal 2000 were sales to four companies that the Company had significant investments in.

The J3D Family Ltd. Partnership and the Lawrence Michels Family Limited Partnership are partners in Encinal Partnership No. 1 (“EP1”), which leases to the Company certain office premises located in Santa Cruz, California. The lease has been renewed through June 30, 2005. The lease covers approximately 56,230 square feet of building space at a current cost of approximately $95,155 per month, subject to an annual adjustment upward based on the Consumer Price Index. Rents paid to these related parties were $1.2 million, $2.1 million and $2.4 million for the fiscal years 2002, 2001 and 2000, respectively.

The third partner in EP1 is Wave Crest Development, Inc. (“Wave Crest”). From time to time, Douglas Michels engages in real estate transactions with Wave Crest and its president.

The Company believes that the transactions described above were on terms no less favorable to the Company than could have been obtained from unaffiliated third parties. All future transactions between the Company and any director or executive officer are subject to approval by a majority of the disinterested members of the Board of Directors.

Note 7—Property and Equipment

	September 30,
	2002	2001
	(In thousands)
Computer and office equipment	$2,645	$2,568
Furniture and fixtures	835	847
Leasehold improvements	1,738	1,673
Purchased software and technology licenses, at cost	846	1,082

	6,064	6,170
Less accumulated depreciation and amortization	(4,872)	(3,938)

	$1,192	$2,232

Depreciation and amortization expense was $1.0 million, $5.1 million and $9.9 million during fiscal 2002, 2001 and 2000, respectively. During fiscal 2001 the Company sold net property and equipment of $8.4 million to Caldera as part of the sale of the Server and Professional Services divisions.

Note 8—Royalties Payable

Royalties payable represent obligations to pay authors of certain software products under licensing agreements. Two corporate shareholders accounted for $0.6 million of royalty expense for fiscal 2000. Both of the corporate shareholders sold all shares of common stock in the Company by the end of fiscal 2000. There were no royalty expenses for corporate shareholders in fiscal 2002 and fiscal 2001. At September 30, 2002 and September 30, 2001 no royalties were payable to corporate shareholders.

TARANTELLA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 9—Accrued Expenses and Other Current Liabilities

	September 30,
	2002	2001
	(In thousands)
Accrued wages, commissions, bonuses	$1,589	$1,955
Accrued fringe benefits	501	668
Accrued advertising	264	2,062
Customer deposits	251	811
Capital lease obligations	2	454
Other accrued expenses	1,093	2,900

	$3,700	$8,850

Note 10—Commitments and Contingencies

Lease Commitments    Future minimum lease payments under non-cancelable operating leases (with initial or remaining lease terms in excess of one year) and future minimum capital lease payments as of September 30, 2002 were as follows:

	Capital Leases	Operating Leases
	(In thousands)
Year Ending September 30,
2003	$2	$1,890
2004	—	1,854
2005	—	1,532
2006	—	676
2007	—	636
Later years, through 2020	—	6,689

Total minimum lease payments	2	$13,277

Less amount representing interest	—

Present value of net minimum capital lease payments—all current	$2

The cost of assets recorded under capital leases was $19,820 and $35,260 at September 30, 2002 and 2001, respectively. Accumulated amortization on those dates was $17,618 and $23,449, respectively. Rent expense amounted to approximately $2.0 million, $4.9 million and $7.7 million in fiscal 2002, 2001, and 2000, respectively.

Included in the Company’s operating lease commitments are facilities leased from Encinal Partners, a partnership which includes the Company President and Chief Executive Officer. The remaining lease term of this facility is three years. Rent expense for this facility amounted to approximately $1.1 million in fiscal 2002, $1.4 million in fiscal 2001, and $1.5 million in fiscal 2000.

From time to time, the Company and its subsidiaries may experience claims in the ordinary course of business, including among others employee legal actions and alleged trademark infringements. Due to the nature of these matters, it is not possible to either determine the range of loss that may result from them or their ultimate resolution.

TARANTELLA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 11—Shareholders’ Equity

Preferred Stock    The Company is authorized to issue 20,000,000 shares of Preferred Stock. As of September 30, 2002, there were no shares of Preferred Series stock either issued or outstanding.

1993 Employee Stock Purchase Plan    The Company has an Employee Stock Purchase Plan (“ESPP”) for all eligible employees which is administered by the Board of Directors. Under the ESPP, shares of the Company’s common stock may be purchased at six-month intervals at 85% of the fair market value on the first or last day of each six-month period whichever is lower. Employees may purchase shares through payroll deductions of up to 10% of gross compensation during an offering period. During 2002, 2001, and 2000, employees purchased 619,063, 670,591, and 493,092 shares at an average per share price of $0.27, $1.72, and $4.31, respectively. The number of shares reserved for issuance under the ESPP was increased by 250,000 shares in February, 2002. As of September 30, 2002, 827,403 shares were reserved for future issuance.

1994 Incentive Stock Option Plan    As of September 30, 2002, the Company had authorized 21,513,665 shares of Common Stock for issuance under the 1994 Incentive Stock Option Plan (the “Option Plan”). The Company’s Board of Directors administers the Option Plan and determines the terms of the options granted under the Option Plan, including the exercise price, number of shares subject to each option and the exercisability thereof. In addition, the stock option committee of the Company’s Board of Directors is authorized to grant up to 50,000 shares to an individual employee or consultant under the terms of the Option Plan during a one-year period. As of September 30, 2002 there were 3.9 million shares available for issuance.

The exercise price of all incentive options granted under the Option Plan must be at least equal to the fair market value. Options granted under the Option Plan prior to January 31, 1996 generally become exercisable over a five-year period. Effective January 31, 1996, the vesting period for subsequent grants was changed to four years. The term of each option is ten years.

1993 Director Option Plan    The Company’s 1993 Director Option Plan (the “Director Plan”) provides for the granting of nonstatutory stock options to non-employee directors of the Company and is administered by the Board of Directors. As of September 30, 2002 there were 1.0 million shares available for issuance.

A summary of the status of the Company’s stock option plans as of September 30, 2002, 2001, and 2000, and changes during the years then ended is presented below:

	2002		2001		2000
Option and Director Plans	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
	(In thousands)
Outstanding at beginning of year	8,963	$4.42	11,866	$6.60	11,491	$5.25
Granted	4,551	0.24	3,930	1.90	4,164	10.10
Exercised	(292)	0.09	(11)	1.83	(2,081)	4.99
Cancelled	(1,754)	4.54	(6,822)	6.76	(1,708)	7.89

Outstanding at end of year	11,468	2.85	8,963	4.42	11,866	6.60

Options exercisable at end of year	4,276	5.44	4,276	5.44	4,821	5.24
Weighted-average fair value of options granted during the year		$0.28		$1.27		$6.18

TARANTELLA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes information about stock options outstanding at September 30, 2002:

Range of Exercise Price	Outstanding	Remaining Contractual Life	Weighted-Average Exercise Price	Exercisable	Weighted-Average Exercise Price
$ 0.09 – 0.09	1,853	9.0 years	$0.09	1,853	$0.09
0.14 – 0.14	32	9.1	0.14	32	0.14
0.34 – 0.44	2,348	9.0	0.36	624	0.36
0.56 – 0.64	36	9.2	0.63	6	0.56
1.28 – 1.90	2,265	8.5	1.69	822	1.68
2.11 – 3.13	1,281	7.7	2.71	722	2.72
3.22 – 4.75	1,056	5.9	4.17	877	4.22
4.88 – 6.63	1,726	4.7	5.50	1,697	5.49
7.69 – 10.18	475	6.9	9.14	331	9.12
11.94 – 17.88	358	6.5	15.18	258	14.76
18.50 – 18.50	37	7.2	18.50	24	18.50
31.25 – 31.25	1	7.3	31.25	—	31.25

$ 0.09 – 31.25	11,468	7.7 years	$2.85	7,246	$3.32

Pro Forma Fair Value Accounting for Stock-Based Compensation    SFAS No. 123, “Accounting for Stock Based Compensation,” requires pro forma information regarding net loss and loss per share as if the Company had accounted for its employee stock options and other stock-based compensation under the fair value method. The fair value of the options granted under the Option Plan and the Director Plan was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2002, 2001, and 2000: risk-free interest rate of 3.73% for 2002, 4.91% for 2001, and 6.31% for 2000; dividend yield of 0%; volatility factor of the expected market price of the Company’s common stock of 94% for 2002, 87.5% for 2001, and 75% for 2000; an average turnover rate of 15% and a four year and five year expected life for options granted to employees and executives, respectively.

The fair value for the Employee Stock Purchase Plan rights were also estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions for 2002, 2001, and 2000: risk-free interest rates of 2.09%, 4.74%, and 5.07%, respectively; dividend yield of 0%; volatility factor of 94% for 2002, 87.5% for 2001, and 75% for 2000; and six month expected life. The weighted average fair value of the ESPP rights granted in 2002, 2001, and 2000 was $0.27, $1.02, and $2.86, respectively.

	Fiscal Years Ended September 30,
	2002	2001	2000
	(In thousands, except per share)
Pro forma net loss	$(21,260)	$(13,004)	$(67,423)
Pro forma loss per share
Basic	$(0.53)	$(0.33)	$(1.89)

The pro forma effects of applying SFAS No. 123 for recognizing compensation expense may not be representative of the effects on the reported net income or loss for future years because the options granted by the Company vest over several years and additional awards may be made in the future.

TARANTELLA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Common Stock Repurchases    The Company repurchases its common stock on the open market, both systematically and non-systematically. Under the systematic stock repurchase plan, shares of common stock are repurchased to help negate the dilutive effects of the Incentive Stock Option Plan and the Employee Stock Purchase Plan. For the fiscal years ended September 30, 2002 and 2001, the company did not repurchase any shares under the systematic plan, while in the fiscal year ended 2000 the purchases and retirements of common stock under the systematic plan were 758,578 shares. Under the non-systematic repurchase plan, the Company may repurchase up to 6,000,000 shares of its common stock. During the fiscal years ended September 30, 2002, 2001 and 2000, the company did not repurchase any shares under the non-systematic plan.

Shareholder Rights    In September 1997, the Company adopted a Shareholder Rights Plan which provides existing shareholders with the right to purchase a partial share of preferred stock for each share of common stock owned by the shareholder in the event of certain changes in the Company’s ownership. These rights may serve as a deterrent to certain takeover attempts not approved by the Company’s Board of Directors. The rights expire in September 2007.

Warrants    On September 22, 2000 the Company entered into a private placement agreement where the investors have subscribed for a total of 409,375 units at $32 per unit. Each unit consists of 8 shares of common stock of the Company and a warrant to purchase either 2 additional shares of the Company’s stock at $3.75 per share or 1 share of Caldera common stock at $6.50 per share. The warrants expired on September 22, 2002. The total fair value of the Tarantella common stock plus the warrants was in excess of the $32.00 received. Total proceeds from the private placement, net of issuance costs of $331,000, were $12.8 million.

When the transaction with Caldera was consummated, the Company assessed the fair value of the warrants in Caldera stock and reclassified $1.2 million, the amount equal to this fair value, from equity to liabilities. The Company reassessed the fair value of this liability every reporting period until the warrants expired. Any change in the fair value of this liability was recorded into the statements of operations.

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

During fiscal 2001, in connection with a line of credit (see Note 7), the Company issued warrants to purchase 1,440,000 shares of common stock at an exercise price of $1.5625 per share. The warrants expire on January 8, 2003. The Company recorded a liability of $969,000 for this warrant, and amortized the related expense over one year, the vesting period of the warrant.

During fiscal 2002, in connection with financial consulting and investment banking advice, the Company issued warrants to purchase 400,000 shares of common stock at an exercise price of $0.44 per share. The warrants expire on April 22, 2006. The Company recorded a one-time charge of $138,000 in fiscal 2002 for this warrant.

Note 12—Income Taxes

Loss before income taxes for fiscal 2002, 2001 and 2000 includes foreign pretax profit of approximately $0.1 million, $2.6 million and $3.2 million respectively.

TARANTELLA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The components of income taxes are as follows:

	Fiscal Year Ended September 30,
	2002	2001	2000
	(In thousands)
Current:
Federal	$(259)	$—	$(147)
State	—	—	20
Foreign	(817)	(1,070)	521

Total current	(1,076)	(1,070)	394

Deferred:
Federal	—	—	6,289
State	—	—	139
Foreign	—	—	1,396

Total deferred	—	—	7,824

Total	$(1,076)	$(1,070)	$8,218

Income taxes differ from the amount computed by applying the statutory federal income tax rate to loss before income taxes as follows:

	Fiscal Year Ended September 30,
	2002	2001	2000
	(In thousands)
Statutory federal income tax benefit at 34%	$(5,733)	$(2,314)	$(16,570)
State income tax, net of federal effect	—	—	159
Foreign taxes less related tax benefit, if any	(619)	(1,530)	(229)
Losses and expenses without tax benefit, including valuation allowances	5,276	2,774	17,034
Net deferred tax asset charge	—	—	7,824

	$(1,076)	$(1,070)	$8,218

TARANTELLA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The tax effect of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:

	2002	2001
	(In thousands)
Deferred tax assets:
Investment reserves	$586	$22,980
Accruals and reserve accounts	1,455	2,075
Property, equipment and software	4,839	1,972
Net operating loss carryforward	40,591	38,590
Capital loss carryforward	24,496	—
Research credit	9,042	10,120
Other credits	1,829	2,084

Total gross deferred tax assets	82,838	77,821
Less valuation allowance	(82,838)	(77,821)

Net deferred tax assets	—	—

Deferred tax liabilities:
Unrealized investment gain	—	—

Total deferred tax liabilities	—	—

Net tax assets and liabilities	$—	$—

The net change in the total valuation allowance for fiscal years 2002, 2001 and 2000 was an increase of approximately $5.0 million, $25.0 million and $25.9 million, respectively. Subsequently recognized tax benefits relating to the valuation allowance for deferred tax assets at September 30, 2002 will be allocated to income tax benefit and additional paid in capital in the amounts of $74.6 million and $8.2 million respectively.

The Company’s management believes the uncertainty regarding the timing of the realization of net deferred tax assets requires a full valuation allowance.

At September 30, 2002, the Company has net operating loss carryforwards of approximately $118 million which expire in fiscal years 2012 through 2022, and research credit carryforwards of approximately $9.0 million as well as foreign and other tax credits of approximately $1.8 million, which primarily expire from fiscal 2003 through 2015. The extent to which the loss carryforwards can be used to offset future taxable income may be limited, depending on the extent of ownership changes within any three-year period.

At September 30, 2002, the cumulative unremitted foreign earnings of the Company were not material. The Company intends to reinvest these earnings indefinitely.

Note 13—Transaction with Caldera Systems, Inc.

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

TARANTELLA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The value of the note receivable at September 30, 2001 was as follows:

Caldera Note Receivable

	As of September 30, 2001
	Short Term	Long Term	Total
	(In thousands)
Face Amount	$2,000	$6,000	$8,000
Discount	154	740	894

Book Value	$1,846	$5,260	$7,106

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

During the third fiscal quarter of fiscal 2002, Tarantella announced an agreement with Caldera International to repurchase the remaining 3,289,401 shares of Caldera common stock held by Tarantella. Tarantella recorded other income of $3,059,250 from this transaction in the third fiscal quarter and subsequently received the cash in July 2002. For the fiscal year ended September 30, 2002, the Company sold 4,010,417 post split shares of

TARANTELLA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Caldera International stock for total proceeds of $4,360,938. As of September 30, 2002, the Company no longer owns any securities in Caldera International. Caldera also bought out the remaining term of the OpenServer revenue sharing plan that was part of the original transaction, for $100,000, which was recorded as a gain on Caldera transaction. In addition, royalty reserves of $345,000 related to the original transaction were written off and recorded as a gain on Caldera transaction.

At September 30, 2002, the net gain on the sale of the Server and Professional Services Division consummated on May 4, 2001 was $50,824,000 of which a gain of $53,267,000 was recognized during the third quarter of fiscal 2001 offset by a loss of $2,443,000 for the fiscal year ended September 30, 2002.

As part of the agreement between the Company and Caldera, various building leases were assigned to Caldera International, however, the Company was a guarantor under such leases which expire in 2005. There were also buildings related to the agreement between the Company and Caldera, where the lease was assigned to the Company and Caldera was a guarantor. In order to minimize the risk of guaranteeing the buildings, the Company and Caldera each deposited $500,000 into an escrow account. In the fourth quarter of fiscal 2002 the Company was released from its obligation as guarantor, and subsequent to September 30, 2002, Caldera’s escrow funds were released back to Caldera.

Note 14—Restructuring Charge

Fiscal 2002

During the first quarter of fiscal 2002, the Company announced a restructuring plan, which resulted in a charge of $1.6 million. The Company reduced its spending levels to align its operating expenses with the Company’s lower than expected revenues. The restructuring included a reduction in staffing of 52 employees, a reserve for unused facilities at the Company’s corporate headquarters, and costs associated with closing several foreign offices.

A severance charge of $0.9 million included the elimination of 19 positions in the United States, 23 positions in the United Kingdom, and 10 positions in Japan. The reductions in force affected the product development, support, sales, marketing and general and administrative functions of the Company. As of March 31, 2002, all positions had been eliminated.

A facilities charge of $0.7 million was related to space the Company vacated. The Company had anticipated that it would sub-lease the space by December 31, 2002. As of September 30, 2002, the Company had not secured a sub-lease tenant, so a provision adjustment of $0.6 million was made to reserve for the cost of this space through December 31, 2003. The lease on the building expires on June 30, 2005. In addition, a charge was taken for expenses associated with office closures in Japan and Brazil. A non-cash charge of $39,000 related to fixed asset disposals retired at the Japan subsidiary.

The Company completed all of the cost reduction actions initiated in the first quarter of fiscal year 2002 and in the second and fourth quarter of fiscal 2001 during fiscal 2002, with the exception of sub-leasing excess space at the Company’s corporate headquarters in Santa Cruz, California and closing a subsidiary in Australia.

TARANTELLA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fiscal 2002 First Quarter Restructuring Accrual

	Reduction in Force	Facilities	Disposed of Fixed Assets	Total
	(In thousands)
Restructuring charge accrued	$856	$736	$44	$1,636
Payments/utilization of the accrual	(772)	(31)	—	(803)

Accrual at December 31, 2001	84	705	44	833
Payments/utilization of the accrual	(89)	(211)	(39)	(339)
Provision Adjustment	5	—	(5)	—

Accruals at March 31, 2002	—	494	—	494
Payments/utilization of the accrual	—	(156)	—	(156)
Provision Adjustment	—	—	—	—

Accruals at June 30, 2002	—	338	—	338
Payments/utilization of the accrual	—	(148)	—	(148)
Provision Adjustment	—	560	—	560

Accruals at September 30, 2002	$—	$750	$—	$750

Fiscal 2001

During the second quarter of fiscal 2001, the Company announced a restructuring plan which resulted in a charge of $1.6 million, which when taken with an adjustment to a previously established restructuring reserve, resulted in the net charge of $1.1 million. The restructuring charge was related to the Tarantella division and included a reduction in personnel of 28 employees and a reserve for unused facilities. Total cash expenditures were $1.6 million (see table below).

The $1.6 million restructuring charge included a severance charge of $1.5 million for the elimination of 16 positions in the United States, 4 positions in the United Kingdom, and 8 positions in various other geographies. The reduction in force affected the sales, marketing and general and administrative functions of the Company. As of September 30, 2001, all 28 positions had been eliminated and all cash payments had been made. The Company anticipated that the sub-lease contemplated in the restructuring plan would be completed by September 30, 2001, however, the space remained vacant as of the end of the first quarter of fiscal 2002. As the Company vacated additional space within its Santa Cruz, California office in the first quarter of fiscal 2002, an additional charge of $81,000 was recorded for estimated payments on the lease for an additional 12 months. In the fourth quarter of fiscal 2002, an additional charge of $85,000 was recorded because the facility is not yet sub-leased. The restructuring reserve now covers rents through December 31, 2003. The Company believes it will be able to sub-lease the space by that date. The lease for this building expires on June 30, 2005.

TARANTELLA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fiscal 2001 Second Quarter Restructuring Accrual

	Reduction in Force	Facilities	Total
	(In thousands)
Restructuring charge accrued	$1,499	$64	$1,563
Payments/utilization of the accrual	(885)	—	(885)

Accrual at March 31, 2001	614	64	678
Payments/utilization of the accrual	(484)	—	(484)

Accruals at June 30, 2001	130	64	194
Payments/utilization of the accrual	(91)	(24)	(115)
Provision Adjustment	(39)	—	(39)

Accruals at September 30, 2001	—	40	40
Payments/utilization of the accrual	—	(40)	(40)
Provision Adjustment	—	81	81

Accruals at December 31, 2001	—	81	81
Payments/utilization of the accrual	—	(20)	(20)

Accruals at March 31, 2002	—	61	61
Payments/utilization of the accrual	—	(20)	(20)

Accruals at June 30, 2002	—	41	41
Payments/utilization of the accrual	—	(20)	(20)
Provision Adjustment		85	85

Accruals at September 30, 2002	$—	$106	$106

During the fourth quarter of fiscal 2001, the Company announced a restructuring plan, which resulted in a charge of $0.5 million. The restructuring charge included a reduction in personnel of 10 employees and a planned elimination of offices in Singapore and Australia. Total cash expenditures were $0.4 million through September 30, 2002.

The severance charge of $0.4 million included the elimination of 4 positions in the United States and 6 positions in the United Kingdom. The reductions in force affected the sales, marketing and general and administrative functions of the Company. At September 30, 2001, all 10 positions had been eliminated and all cash payments had been made. A provision adjustment of $64,000 was made to release excess restructure reserve which resulted from the fact that the Company had not anticipated the Australian office would be sub-leased. The remaining reserve of $15,000 relates to the facility in Australia, which the Company is in the final stages of closing.

TARANTELLA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fiscal 2001 Fourth Quarter Restructuring Accrual
	Reduction in Force	Facilities	Total
	(In Thousands)
Restructuring charge accrued	$402	$102	$504
Payments/utilization of the accrual	(200)	—	(200)

Accrual at September 30, 2001	202	102	304
Payments/utilization of the accrual	(202)	(3)	(205)

Accrual at December 31, 2001	—	99	99
Payments/utilization of the accrual	—	(6)	(6)

Accrual at March 31, 2002	—	93	93
Payments/utilization of the accrual	—	—	—

Accrual at June 30, 2002	—	93	93
Payments/utilization of the accrual	—	(14)	(14)
Provision Adjustment	—	(64)	(64)

Accrual at September 30, 2002	$—	$15	$15

Note 15—Investments

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

As of September 30, 2001 the Company’s ownership of Ebiz was approximately 14%, and the Company has the right to have one Board member. The Company accounts for the investment using the cost method, as it is not deemed to exert significant influence. During the quarter ended June 30, 2001, the Company determined the decline in the fair value of its investment was other than temporary and thus required a permanent write-down of the investment.

At September 30, 2002, the Company has written off all receivables related to Ebiz since they are no longer in business. At September 30, 2001, the Company had gross accounts receivable with Ebiz of $1.1 million. This amount was fully reserved as Ebiz declared bankruptcy on September 7, 2001, and did not have the ability to pay. Sales to this related party were $25,398 for fiscal 2002, $2.0 million for fiscal 2001 and $5.3 million for fiscal 2000. Sales in fiscal 2001 included product and services sold to the Company’s channel distribution partner prior to its acquisition by Ebiz.

In January 1995, the Company purchased 10% of the preferred stock of Rainmaker Systems, Inc. (“Rainmaker”), another of the Company’s domestic distribution partners, in exchange for cash, product and equipment valued at $1.0 million. In addition, the Company loaned $1.0 million to Rainmaker in exchange for

TARANTELLA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

convertible debentures. In February 1999, the Company exchanged the preferred stock and debentures for shares of Series D Convertible Participating Preferred Stock (the “Series D Preferred”). During fiscal year 1999, the Company sold approximately 1,704,011 shares of Series D with a cost basis of $0.6 million, and received cash proceeds of $3.8 million. The Company’s interest of ownership of Rainmaker before and after the sale was 15.3% and 10.3% respectively. On November 17, 1999, Rainmaker completed an initial public offering of its common stock, at which time, the shares of Series D Preferred held by the Company automatically converted into shares of Rainmaker’s common stock on a one-for-one basis. At September 30, 2002 and September 30, 2001, the Company held 505,767 shares of Rainmaker’s common stock. The Company accounts for these shares as available-for-sale securities and records them at fair market value, based on quoted market prices with any unrealized gains or losses included as part of accumulated other comprehensive income. During fiscal 2002, the Company did not sell any shares of Rainmaker stock. During fiscal 2001, the Company sold 3,200,000 shares of Rainmaker stock with a cost basis of $1.1 million, and received cash proceeds of $3.2 million. During fiscal 2000, the Company sold 307,692 shares of Rainmaker stock with a cost basis of $0.1 million, and received cash proceeds of $2.0 million.

The fair value of the Company’s investment in Rainmaker at September 30, 2002 was $223,000 and cost was $171,000 for an unrealized gain of $52,000. Rainmaker’s common stock is traded on the Nasdaq under the symbol “RMKR.” The Company no longer has the right to appoint a member to the Board of Directors.

At September 30, 2002 and September 30, 2001, the Company did not have any accounts receivable from Rainmaker. At September 30, 2000, the Company had accounts receivable outstanding with Rainmaker for $0.4 million. Sales to Rainmaker were $3.7 million for fiscal 2001 and $12.0 million for fiscal 2000. There were no sales to Rainmaker in fiscal 2002.

Note 16—Industry and Geographic Segment Information

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

For the fiscal year ended September 30, 2002, one customer accounted for 10.3% of the Company’s net revenues. For the fiscal years ended September 30, 2001 and 2000, no single customer accounted for more than 10% of the Company’s net revenues.

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

TARANTELLA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Fiscal Year Ended September 30,
	2002	2001	2000
	(In thousands)
Net revenues:
United States	$8,261	$31,920	$68,622
Canada and Latin America	769	4,034	7,770
EMEIA (1)	4,290	24,930	62,834
Asia Pacific	1,396	5,778	9,697

Total net revenues	$14,716	$66,662	$148,923

Long-lived assets:
United States	$1,788	$11,852	$16,367
Canada and Latin America	—	13	3,234
EMEIA (1)	428	663	168
Asia Pacific	—	97	241
Other international operations	—	—	—

Total long-lived assets	$2,216	$12,625	$20,010

(1)	Europe, Middle East, India and Africa

Note 17—Employee Benefit Plan

The Company maintains an employee savings plan, which qualifies under section 401(k) of the Internal Revenue Code. Under the plan, participating U.S. employees may defer up to 50% of their pre-tax salary, up to certain statutory limits. The Company matches 50% of employee contributions up to the lower of 6% of the employee’s annual salary or $3,000. For fiscal 2002, 2001, and 2000, the Company’s total contributions towards the 401(k) plan amounted to $0.1 million, $0.6 million, and $1.1 million, respectively.

Note 18—Subsequent Events

On October 10, 2002 the Company announced a restructuring in the first quarter of fiscal 2003. The Company’s restructuring initiative included reduction in its existing workforce by 20 percent, the implementation of a Company wide incentive-based compensation plan, closure of certain facilities, and the realignment of its sales force to better integrate channel and enterprise sales geographically.

These actions were substantially completed by October 31, 2002. The staff reductions impacted approximately 25 employees worldwide and include the closure of the Company’s UK administrative facility. As a result of these actions the Company recorded a one-time charge of approximately $1.0 million in the first quarter of fiscal 2003. Additionally, the Company has instituted a variable compensation program that reduces salary expense by up to 15 percent, depending on quarterly revenue performance.

On November 19, 2002, the Company was notified by its 401(k) plan administrator that employee terminations planned by the Company during the quarter ending December 31, 2002 could qualify as a partial termination of the 401(k) plan. In the event the Company would meet the criteria for partial termination, all non-vested participants would become fully vested in previously unvested Company contributions. As the plan has been fully funded, there would not be any charge to the Company for the partial termination and there would be no impact on the Company’s financial position or results of operations.

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders of
Tarantella, Inc.
Santa Cruz, CA

We have audited the accompanying consolidated balance sheets of Tarantella, Inc. and its subsidiaries (the “Company”), as of September 30, 2002 and 2001, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended. Our audits also included the financial statement schedule for the years ended September 30, 2002 and 2001 as listed in the Index at Item 14. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of September 30, 2002 and 2001, and the results of its operations and its cash flows for each of the two years ended September 30, 2002 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, such financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole presents fairly in all material respects the information set forth therein.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company’s recurring losses and negative cash flows from operations raise substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/    DELOITTE & TOUCHE LLP
DELOITTE & TOUCHE LLP

October 25, 2002 (December 9, 2002 as to Note 2)

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Tarantella, Inc.:

In our opinion, the consolidated statements of operations, of shareholders equity and of cash flows for the year ended September 30, 2000 present fairly, in all material respects, the results of operations and cash flows of Tarantella, Inc. and its subsidiaries for the year ended September 30, 2000, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing on page 56 presents fairly, in all material respects, the information for the year ended September 30, 2000, set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion. We have not audited the consolidated financial statements of Tarantella, Inc. for any period subsequent to September 30, 2000.

/s/    PRICEWATERHOUSECOOPERS LLP
PRICEWATERHOUSECOOPERS LLP

San Jose, California
October 23, 2000

The following tables present Tarantella’s condensed operating results for each of the eight fiscal quarters in the period ended September 30, 2002. The information for each of these quarters is unaudited and has been prepared on the same basis as the audited consolidated financial statements included in this Form 10-K. In the opinion of management, all necessary adjustments, which consists only of normal and recurring accruals, have been included to fairly present the unaudited quarterly results. This data should be read together with Tarantella’s consolidated financial statements and the notes to those statements included in this Form 10-K.

For periods prior to the sale of the Server and Professional Services divisions to Caldera, the historical financial information may not be indicative of Tarantella’s future performance.

TARANTELLA, INC.
QUARTERLY RESULTS OF OPERATIONS
(Unaudited)

	Fiscal Year Ended September 30, 2002				Fiscal Year Ended September 30, 2001
	Q4	Q3	Q2	Q1	Q4	Q3	Q2	Q1
	(In thousands, except per share data)
Net revenues	$3,902	$3,650	$4,339	$2,825	$4,019	$8,837	$27,351	$26,455
Cost of revenues	286	487	418	318	627	2,476	7,131	7,081

Gross margin	3,616	3,163	3,921	2,507	3,392	6,361	20,220	19,374
Operating expenses	5,759	5,964	6,005	9,857	9,414	18,449	28,831	27,030

Operating loss	(2,143)	(2,801)	(2,084)	(7,350)	(6,022)	(12,088)	(8,611)	(7,656)
Other income (expense):
Gain (loss) on Caldera transaction	150	445	(3,038)	—	—	53,267	—	—
Loss and impairment of equity investment in Caldera	—	—	—	(4,010)	(27,066)	—	—	—
Interest income, net	41	36	208	233	330	98	284	406
Other income (expense), net	(146)	3,585	545	(533)	(368)	(3,036)	3,071	586

Income (loss) before income taxes	(2,098)	1,265	(4,369)	(11,660)	(33,126)	38,241	(5,256)	(6,664)
Income taxes	(316)	0	(760)	0	(1,023)	154	(817)	616

Net income (loss)	$(1,782)	$1,265	$(3,609)	$(11,660)	$(32,103)	$38,087	$(4,439)	$(7,280)

Comprehensive income (loss)	$(1,593)	$1,278	$(3,527)	$(11,661)	$(32,368)	$36,466	$(4,277)	$(11,209)

Earnings (loss) per share—basic	$(0.04)	$0.03	$(0.09)	$(0.29)	$(0.80)	$0.95	$(0.11)	$(0.18)

Earnings (loss) per share—diluted	$(0.04)	$0.03	$(0.09)	$(0.29)	$(0.80)	$0.95	$(0.11)	$(0.18)

Shares used in per share calculation—basic	40,884	40,572	40,348	40,121	40,117	40,030	39,733	39,443

Shares used in per share calculation—diluted	40,884	42,738	40,348	40,121	40,117	40,077	39,733	39,443

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

On May 11, 2001 the Company changed its independent auditors from PricewaterhouseCoopers LLP to Deloitte and Touche LLP as previously reported on Form 8-K filed with the Securities and Exchange Commission on May 18, 2001 (File No 0-21484). There were no disagreements with any of the Company’s independent accountants during the fiscal years ended September 30, 2002, 2001 and 2000.

PART III

Item 10.    Directors and Executive Officers of the Registrant

Information with respect to Directors may be found under the caption “Election of Directors” of the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held February 27, 2003 (the “Proxy Statement”). Such information is incorporated herein by reference. Information with respect to Executive Officers and Officers may be found on page 8, under the caption “Executive Officers and Officers of the Registrant.”

Item 11.    Executive Compensation

The information set forth under the caption “Executive Compensation and Other Matters” of the Company’s Proxy Statement is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management

The information set forth under the caption “Record Date and Principal Share Ownership” of the Company’s Proxy Statement is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions

The information set forth under the captions “Certain Transactions with Management” and “Compensation Committee Interlocks and Insider Participation” of the Company’s Proxy Statement is incorporated herein by reference.

PART IV

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

TARANTELLA, INC.

By: /s/ RANDALL BRESEE	By: /s/ STEVEN M. SABBATH
Randall Bresee	Steven M. Sabbath
Senior Vice President,	Senior Vice President,
Chief Financial Officer	Law and Corporate Affairs & Secretary
Date: December 20, 2002	Date: December 20, 2002

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ DOUGLAS L. MICHELS Douglas L. Michels President, Chief Executive Officer and Director Date: December 20, 2002

/s/ ALOK MOHAN Alok Mohan Chairman of the Board of Directors Date: December 20, 2002	/s/ ROBERT M. MCCLURE Robert M. McClure Director Date: December 20, 2002

/s/ GILBERT P. WILLIAMSON Gilbert P. Williamson Director Date: December 20, 2002	/s/ R. DUFF THOMPSON R. Duff Thompson Director Date: December 20, 2002

/s/ RONALD LACHMAN Ronald Lachman Director Date: December 20, 2002	/s/ NINIAN EADIE Ninian Eadie Director Date: December 20, 2002

CERTIFICATION

I, Douglas L. Michels, certify that:

1.  I have reviewed this annual report on Form 10-K of Tarantella, Inc.;

2.  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.  The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)  presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors:

a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.  The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	December 20, 2002	/s/ DOUGLAS L. MICHELS
Douglas L. Michels
President, Chief Executive Officer and Director

CERTIFICATION

I, Randall Bresee, certify that:

1.  I have reviewed this annual report on Form 10-K of Tarantella, Inc.;

2.  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.  The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)  presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors:

a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.  The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	December 20, 2002	/s/ RANDALL BRESEE
Randall Bresee
Senior Vice President, Chief Financial Officer

TARANTELLA, INC.
SCHEDULE II/RULE 5-04
VALUATION AND QUALIFYING ACCOUNTS

Years Ended September 30, 2002, 2001 and 2000
(In thousands)

Description	Balance at Beginning of Period	Charged to Revenues or Expenses	Deductions	Balance at End of Period
Year Ended September 30, 2002
Allowance for returns	$920	$27	$835	$111
Allowance for doubtful accounts	1,415	371	1,557	229

Total allowance	$2,335	$398	$2,392	$340

Year Ended September 30, 2001
Allowance for returns	$2,330	$2,408	$3,818	$920
Allowance for doubtful accounts	862	950	397	1,415

Total allowance	$3,192	$3,358	$4,215	$2,335

Year Ended September 30, 2000
Allowance for returns	$7,108	$(269)	$4,509	$2,330
Allowance for doubtful accounts	1,114	(19)	233	862

Total allowance	$8,222	$(288)	$4,742	$3,192

Item 14.    Exhibits, Financial Statement Schedule and Reports on Form 8-K

(a)    Documents filed as part of Form 10-K

1.    Financial Statement Schedule

Schedule Number	Description	Page Number
II	Valuation and Qualifying Accounts	54

The independent auditors’ reports with respect to the above-listed financial statement schedule appear on page 47 and 48 of this report on Form 10-K. Financial statement schedules other than those listed above have been omitted since they are either not required, not applicable, or the information is shown in the financial statements or notes thereto.

2.    Exhibit Listing

Exhibit Number	Description
2.0	Asset Purchase Agreement By and Between The Santa Cruz Operation, Inc. and Novell, Inc. (4)

3.1	Restated Articles of Incorporation of Registrant. (2)

3.2	Bylaws of Registrant, as amended. (5)

4.1	Specimen Common Stock Certificate of Registrant. (1)

10.13	Lease with Encinal Partnership No. 1 commencing January 1, 1989 (425 Encinal Street). (1)

10.17	Form of Indemnification Agreement. (1)

10.18	Master Registration Rights Agreement as amended. (1)

10.19	1993 Stock Purchase Plan and form of Stock Purchase Agreement. (3)(8)

10.20	1994 Incentive Stock Option Plan and form of Incentive Stock Option Agreement. (3)(8)

10.21	401(k) Plan, as amended. (1)(8)

10.23	Revised 1993 Employee Stock Purchase Plan. (5)(8)

10.24	1993 Director Stock Option Plan. (1)(8)

10.34	Shareholders’ Rights Agreement. (6)

10.35	Change-in-control agreement between the Company and certain key management. (7)(8)

10.36	Revised Employment Agreement with Alok Mohan.

21.1	Subsidiaries of Registrant.

23.1	Independent Auditors’ Consent.

23.2	Consent of Independent Accountants.

99.1	Certification of Chief Executive Officer and Chief Financial.

(1)	Incorporated by reference to Registration Statement 33-60548 on Form S-1.
(2)	Incorporated by reference to the Form 10-K filed on December 24, 1993.
(3)	Incorporated by reference to the Form 10-K filed on December 23, 1994.
(4)	Incorporated by reference to the Form 8-K filed on December 20, 1995.
(5)	Incorporated by reference to the Form 10-K filed on December 22, 1995.
(6)	Incorporated by reference to the Form 8-A12G filed on September 18, 1997.
(7)	Incorporated by reference to the Form 10-K filed on December 23, 1998.
(8)	Designates management contracts or compensatory plans, contracts or arrangements.