Form 10-Q
period 2002-12-31
TARANTELLA INC
filed 2003-02-14
CIK 851560

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2002

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

(831) 427-7222

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

The number of shares outstanding of the registrant’s common stock as of December 31, 2002 was 41,028,264.

TARANTELLA, INC.

FORM 10-Q

For the Quarterly Period Ended December 31, 2002

Part I.     Financial Information

Item 1.    Financial Statements

TARANTELLA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended December 31,
	2002	2001
(In thousands, except per share data)	(Unaudited)

Net revenues:
Licenses	$3,054	$2,454
Services	531	371

Total net revenues	3,585	2,825

Cost of revenues:
Licenses	69	68
Services	258	250

Total cost of revenues	327	318

Gross margin	3,258	2,507

Operating expenses:
Research and development	979	1,746
Selling, general and administrative	3,723	6,393
Restructuring charge	1,147	1,718

Total operating expenses	5,849	9,857

Operating loss	(2,591)	(7,350)

Other income (expense):
Loss of equity investment in Caldera	—	(4,010)
Interest income, net	32	233
Other expense, net	(14)	(533)

Total other income (expense)	18	(4,310)

Loss before income taxes	(2,573)	(11,660)

Income tax expense	60	—

Net loss	(2,633)	(11,660)

Other comprehensive income (loss):
Unrealized gain on available for sale securities	283	25
Foreign currency translation adjustment	(4)	(26)

Total other comprehensive income (loss)	279	(1)

Comprehensive loss	$(2,354)	$(11,661)

Loss per share:
Basic and diluted	$(0.06)	$(0.29)
Shares used in loss per share calculation:
Basic and diluted	41,028	40,121

See accompanying notes to condensed consolidated financial statements.

TARANTELLA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2002	September 30, 2002
(In thousands)	(Unaudited)

Assets
Current assets:
Cash and cash equivalents	$4,701	$7,055
Available-for-sale equity securities	506	223
Trade receivables, net of allowance for doubtful accounts of $334 at December 31, 2002 and $340 at September 30, 2002	2,924	3,045
Other receivables	317	236
Prepaids and other current assets	590	823

Total current assets	9,038	11,382

Property and equipment, net	1,026	1,192
Restricted cash	500	500
Other assets	555	524

Total assets	$11,119	$13,598

Liabilities and shareholders’ equity
Current liabilities:
Trade accounts payable	$259	$448
Royalties payable	172	212
Income taxes payable	803	773
Accrued restructuring charges	1,325	871
Other payables—Caldera	—	400
Accrued expenses and other current liabilities	3,717	3,700
Deferred revenues	925	945

Total current liabilities	7,201	7,349

Long-term deferred revenues	56	33

Total long-term liabilities	56	33

Shareholders’ equity:
Preferred stock, authorized 20,000 shares; no shares issued and outstanding	—	—
Common stock, no par value, authorized 100,000 shares; issued and outstanding 41,028 shares at December 31, 2002 and September 30, 2002	120,844	120,844
Accumulated other comprehensive income	396	117
Accumulated deficit	(117,378)	(114,745)

Total shareholders’ equity	3,862	6,216

Total liabilities and shareholders’ equity	$11,119	$13,598

See accompanying notes to condensed consolidated financial statements.

TARANTELLA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended December 31,
	2002	2001
(In thousands)	(Unaudited)

Cash flows from operating activities:
Net loss	$(2,633)	$(11,660)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	216	237
Foreign currency exchange gain	(7)	(6)
Gain on sale of marketable security	—	(267)
Loss on disposal of property and equipment	79	217
Equity losses in Caldera	—	4,010
Impairment of equity investments	—	350
Warrant and stock compensation expense	—	912
Changes in operating assets and liabilities:
Trade receivables	119	1,288
Other current assets	153	903
Other assets	(31)	(117)
Trade accounts payable	(189)	(263)
Royalties payable	(40)	(279)
Income taxes payable	30	(76)
Accrued restructuring expenses	454	669
Accrued expenses and other current liabilities	(381)	(1,140)
Deferred revenues	3	91

Net cash used in operating activities	(2,227)	(5,131)

Cash flows from investing activities:
Sales of short-term investments and marketable securities	—	2,157
Purchases of property and equipment	(127)	(5)

Net cash provided (used) in investing activities	(127)	2,152

Cash flows from financing activities:
Payments on capital lease obligations	(2)	(181)
Net proceeds from issuance of common stock	—	2

Net cash used in financing activities	(2)	(179)

Effects of exchange rate changes on cash and cash equivalents	2	(1)

Decrease in cash and cash equivalents	(2,354)	(3,159)
Cash and cash equivalents at beginning of period	7,055	12,100

Cash and cash equivalents at end of period	$4,701	$8,941

Supplemental disclosure of cash flow information:
Cash paid:
Income taxes	$31	$71
Interest	—	8
Non-cash financing and investing activities:
Product sale exchanged for equity investment	—	375
Unrealized gain on available-for-sale equity securities	283	25

See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Basis of Presentation

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

In the opinion of management, the accompanying unaudited condensed consolidated statements of operations, balance sheets and statements of cash flows include all material adjustments (consisting of normal recurring adjustments) which the Company considers necessary for a fair presentation of its financial condition and results of operations as of and for the interim periods presented. The financial statements include the accounts of the Company and its wholly owned subsidiaries after all material intercompany balances and transactions have been eliminated. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s 2002 Annual Report on Form 10-K. The consolidated interim results presented are not necessarily indicative of results to be expected for a full year. The September 30, 2002 balance sheet was derived from audited financial statements, and is included for comparative purposes. Certain reclassifications have been made for consistent presentation.

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X.

Going concern and management’s plans

The condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred net losses of approximately $2.6 million during the first quarter of fiscal 2003 and $11.7 million during the first quarter of fiscal 2002. Net cash used for operating activities was $2.2 million in the first quarter of fiscal 2003 and $5.1 million used in the first quarter of fiscal 2002. The Company has an accumulated deficit of $117.4 million as of December 31, 2002. These conditions, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

While growing Tarantella Products licenses and services revenues year over year, the Company’s management has reduced its operating expenses by 41% in the first quarter of fiscal 2003 over the first quarter of fiscal 2002. The Company is continuing to drive down expenses through its restructuring plans as described in Note 4. The Company’s management believes that, based on its current plans, its existing cash and cash equivalents, short-term investments, and funds generated from operations will be sufficient to meet the Company’s operating requirements through fiscal 2003, however additional financing may be required thereafter. Management cannot be assured that additional financing will be available when it is needed.

Note 2—Recent Accounting Pronouncements

In December 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure” (SFAS 148). SFAS 148 amends FASB Statement No. 123, “Accounting for Stock-Based Compensation.” Although it does not require use of fair value method of accounting for stock-based employee compensation, it does provide alternative methods of transition. It also amends the disclosure provisions of Statement 123 and APB Opinion No. 28, “Interim Financial Reporting,” to require disclosure in the summary of significant accounting policies of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. SFAS 148’s amendment of the transition and annual disclosure requirements is effective for fiscal years ending after December 15, 2002. The amendment of disclosure requirements of Opinion No. 28 is effective for interim periods beginning after December 15, 2002. The Company will adopt this standard for its second quarter of fiscal year 2003. Unless the company elects to adopt the fair value recognition provisions of SFAS 123, adoption of SFAS 148 will only require expanded disclosure to include the effect of stock-based compensation in interim reporting Beginning with the Company’s quarter ending March 31, 2003.

In November 2002, the Financial Accounting Standards Board (FASB) issued Interpretation 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (FIN45). The Interpretation elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value, or market value, of the obligations it assumes under the guarantee and must disclose that information in its interim and annual financial statements. The provisions related to recognizing a liability at inception of the guarantee for the fair value of the guarantor’s obligations do not apply to product warranties or to guarantees accounted for as derivatives. The initial recognition and initial measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002. The Company is in the process of assessing the effect, if any, of FIN 45 on the Company’s financial position and results of operations.

As discussed in Note 7, as part of the agreement between the Company and Caldera, the Company was a guarantor to various building leases expiring in 2005. In the fourth quarter of fiscal 2002 the Company was released from its obligation as guarantor.

In June 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue No. 94-3, a liability for an exit cost, as defined in Issue No. 94-3, was recognized at the date of an entity’s commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. The Company will adopt the provisions of SFAS 146 for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS 146 may affect the timing of recognizing future restructuring costs as well as the amounts recognized.

In October 2001, the FASB issued SFAS No. 144, “Accounting for Impairment of Long-Lived Assets.” SFAS No. 144 supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” and addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement is effective for fiscal years beginning after December 15, 2001. The Company adopted SFAS No. 144 on October 1, 2002. The adoption of this statement did not have a material impact on the Company’s financial position or results of operations.

In June 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 addresses the recognition and measurement of goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 also addresses the initial recognition and measurement of intangible assets acquired outside of a business combination whether acquired individually or with a group of other assets. Goodwill and intangible assets previously recorded on the Company’s consolidated financial statements are affected by the provisions of SFAS No. 142. SFAS No. 142 became effective for the Company’s current fiscal year. As the Company does not currently have any goodwill or intangible assets, this statement did not impact the Company’s financial position or results of operations.

Note 3—Earnings Per Share (EPS) Disclosures

Basic and diluted earnings per share were calculated as follows during the three months ended December 31, 2002 and 2001 (in thousands):

	Three Months Ended December 31,
(In thousands, except per share data)	2002	2001

Basic:
Weighted average shares	41,028	40,121

Net loss	$(2,634)	$(11,661)

Loss per share	$(0.06)	$(0.29)

Options and warrants outstanding, not included in computation of diluted EPS because the exercise price was greater than the average market price.	13,651	10,244
Options outstanding, not included in computation of diluted EPS because their inclusion would have an anti-dilutive effect due to net loss during the period.	3,205	4,318

Note 4—Accrued Restructuring Charge

Fiscal 2003

During the first quarter of fiscal 2003, the Company announced a restructuring plan, which resulted in a charge of $1.1 million. The Company reduced its spending levels to align its operating expenses with the Company’s continued lower than expected revenues. The restructuring included a reduction in staffing of 25 employees and reserve for unused facilities at two of the Company’s UK facilities.

A severance charge of $0.8 million included the elimination of 10 positions in the United States, 13 positions in the United Kingdom, and 2 positions in Italy. The reductions in work force affected the product development, sales, marketing and general and administrative functions of the Company. As of December 31, 2002, all 25 positions had been eliminated.

A facilities charge of $0.3 million was related to space the Company vacated at two locations in the UK. This included a non-cash charge of $89,000 related to the write-off of leasehold improvements at the two vacated facilities.

The Company completed all of the cost reduction actions initiated in the first quarter of fiscal year 2003 during the quarter. Liabilities remain for lease obligation on the two facilities in the UK and for outstanding severance payments to two employees.

Fiscal 2003 First Quarter Restructuring Accrual

(In thousands)	Reduction in Force	Facilities	Disposal of Fixed Assets	Total

Restructuring charge accrued	$820	$238	$89	$1,147
Payments/utilization of the accrual	(408)	(24)	(89)	(521)

Accrual at December 31, 2002	$412	$214	$—	$626

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

A severance charge of $0.9 million included the elimination of 19 positions in the United States, 23 positions in the United Kingdom, and 10 positions in Japan. The reductions in force affected the product development, support, sales, marketing and general and administrative functions of the Company. As of March 31, 2002, all 52 positions had been eliminated.

A facilities charge of $0.7 million was related to space the Company vacated. The Company had anticipated that it would sub-lease the space by December 31, 2002. As of September 30, 2002, the Company had not secured a sub-lease tenant, so a provision adjustment of $0.6 million was made to reserve for the cost of this space through December 31, 2003. The lease on the building expires on June 30, 2005. In addition, a charge was taken for expenses associated with office closures in Japan and Brazil. A non-cash charge of $39,000 related to fixed asset disposals at the Japan subsidiary.

The Company completed the cost reduction actions initiated in fiscal year 2002, with the exception of sub-leasing excess space at the Company’s corporate headquarters in Santa Cruz, California and closing a subsidiary in Australia.

Fiscal 2002 First Quarter Restructuring Accrual

(In thousands)	Reduction in Force	Facilities	Disposal of Fixed Assets	Total

Restructuring charge accrued	$856	$736	$44	$1,636
Payments/utilization of the accrual	(772)	(31)	—	(803)

Accrual at December 31, 2001	84	705	44	833
Payments/utilization of the accrual	(89)	(211)	(39)	(339)
Provision Adjustment	5	—	(5)	—

Accruals at March 31, 2002	—	494	—	494
Payments/utilization of the accrual	—	(156)	—	(156)
Provision Adjustment	—	—	—	—

Accruals at June 30, 2002	—	338	—	338
Payments/utilization of the accrual	—	(148)	—	(148)
Provision Adjustment	—	560	—	560

Accruals at September 30, 2002	—	750	—	750
Payments/utilization of the accrual	—	(150)	—	(150)
Provision Adjustment	—	—	—	—

Accruals at December 31, 2002	$—	$600	$—	$600

Fiscal 2001

During the second quarter of fiscal 2001, the Company announced a restructuring plan which resulted in a charge of $1.6 million, which when taken with an adjustment to a previously established restructuring reserve, resulted in the net charge of $1.1 million. The restructuring charge included a reduction in personnel of 28 employees and a reserve for unused facilities. Total cash expenditures were $1.6 million (see table below).

The $1.6 million restructuring charge included a severance charge of $1.5 million for the elimination of 16 positions in the United States, 4 positions in the United Kingdom, and 8 positions in various other geographies. The reduction in force affected the sales, marketing and general and administrative functions of the Company. As of September 30, 2001, all 28 positions had been eliminated. The Company vacated additional space within its Santa Cruz, California office in the first quarter of fiscal 2002, and an additional charge of $81,000 was recorded for estimated payments on the lease for an additional 12 months. In the fourth quarter of fiscal 2002, an additional charge of $85,000 was recorded because the facility is not yet sub-leased. The restructuring reserve now covers rents through December 31, 2003. The Company believes it will be able to sub-lease the space by that date. The lease for this building expires on June 30, 2005.

Fiscal 2001 Second Quarter Restructuring Accrual

(In thousands)	Reduction in Force	Facilities	Total

Restructuring charge accrued	$1,499	$64	$1,563
Payments/utilization of the accrual	(885)	—	(885)

Accrual at March 31, 2001	614	64	678
Payments/utilization of the accrual	(484)	—	(484)

Accruals at June 30, 2001	130	64	194
Payments/utilization of the accrual	(91)	(24)	(115)
Provision Adjustment	(39)	—	(39)

Accruals at September 30, 2001	—	40	40
Payments/utilization of the accrual	—	(40)	(40)
Provision Adjustment	—	81	81

Accruals at December 31, 2001	—	81	81
Payments/utilization of the accrual	—	(20)	(20)

Accruals at March 31, 2002	—	61	61
Payments/utilization of the accrual	—	(20)	(20)

Accruals at June 30, 2002	—	41	41
Payments/utilization of the accrual	—	(20)	(20)
Provision Adjustment	—	85	85

Accruals at September 30, 2002	—	106	106
Payments/utilization of the accrual	—	(21)	(21)

Accruals at December 31, 2002	$—	$85	$85

During the fourth quarter of fiscal 2001, the Company announced a restructuring plan, which resulted in a charge of $0.5 million. The restructuring charge included a reduction in personnel of 10 employees and a planned elimination of offices in Singapore and Australia. Total cash expenditures were $0.4 million.

The severance charge of $0.4 million included the elimination of 4 positions in the United States and 6 positions in the United Kingdom. The reductions in force affected the sales, marketing and general and administrative functions of the Company. At September 30, 2001, all 10 positions had been eliminated. A provision adjustment of $64,000 was made to release excess restructure reserve, which resulted from the fact that the Company had not anticipated the Australian office would be sub-leased. The remaining reserve of $14,000 at December 31, 2002 relates to the facility in Australia, which the Company is in the final stages of closing.

Fiscal 2001 Fourth Quarter Restructuring Accrual

(In thousands)	Reduction in Force	Facilities	Total

Restructuring charge accrued	$402	$102	$504
Payments/utilization of the accrual	(200)	—	(200)

Accrual at September 30, 2001	202	102	304
Payments/utilization of the accrual	(202)	(3)	(205)

Accrual at December 31, 2001	—	99	99
Payments/utilization of the accrual	—	(6)	(6)

Accrual at March 31, 2002	—	93	93
Payments/utilization of the accrual	—	—	—

Accrual at June 30, 2002	—	93	93
Payments/utilization of the accrual	—	(14)	(14)
Provision Adjustment	—	(64)	(64)

Accrual at September 30, 2002	—	15	15
Payments/utilization of the accrual	—	(1)	(1)

Accrual at December 31, 2002	$—	$14	$14

Note 5—Industry and Geographic Segment Information

The Company operates in one reportable segment. For the three months ended December 31, 2002, one customer accounted for 15.2% of the Company’s net revenues. For the three months ended December 31, 2001, one customer accounted for 21.1% of the Company’s net revenues.

The following table presents information on revenue and long-lived assets by geography. Revenue is allocated based on the location from which the sale is satisfied and long-lived asset information is based on the physical location of the asset.

	Three Months Ended December 31,
(In thousands)	2002	2001

Net revenues:
United States	$1,370	$1,346
Canada and Latin America	177	223
EMEIA (1)	1,419	960
Asia Pacific	602	243
Corporate adjustments	17	53

Total net revenues	$3,585	$2,825

(In thousands)	December 31, 2002	September 30, 2002

Long-lived assets:
United States	$1,640	$1,788
Canada and Latin America	—	—
EMEIA (1)	441	428
Asia Pacific	—	—

Total long-lived assets	$2,081	$2,216

(1)	Europe, Middle East, India and Africa

Note 6—Investments

Available for sale equity securities:

At December 31, 2002, the Company held 505,767 shares of Rainmaker stock. The Company accounts for this investment as available-for-sale, and accordingly, records it at fair market value based on quoted market prices. Any unrealized gains or losses are included as part of accumulated other comprehensive income. The fair market value at December 31, 2002 was $505,767 and cost was $170,830 for an unrealized gain of $334,937. Rainmaker’s common stock is traded on the Nasdaq under the symbol “RMKR.”

Note 7—Transaction with Caldera

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

As consideration for the transaction, the Company received 16 million common stock shares of Caldera International (representing approximately 28.2% of Caldera International), $23 million in cash (of which $7 million was received on January 26, 2001) and a non-interest bearing promissory note in the amount of $8 million that was originally to be received in quarterly installments of $2 million beginning in August 2002.

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

During the third quarter of fiscal 2002, Tarantella announced an agreement with Caldera International for Caldera to repurchase the remaining 3,289,401 shares of Caldera common stock held by Tarantella. Tarantella recorded other income of $3,059,250 from this transaction in the third fiscal quarter and subsequently received the cash in July 2002. For the fiscal year ended September 30, 2002, the Company sold 4,010,417 post split shares of Caldera International stock for total proceeds of $4,360,938. As of September 30, 2002, the Company no longer owns any securities in Caldera International. During the third quarter of fiscal 2002, Caldera also bought out the remaining term of the OpenServer revenue sharing plan that was part of the original transaction, for $100,000, which was recorded as a gain on Caldera transaction. In addition, royalty reserves of $345,000 related to the original transaction were written off and recorded as a gain on Caldera transaction.

As part of the agreement between the Company and Caldera, various building leases were assigned to Caldera International, however, the Company was a guarantor under such leases which expire in 2005. There were also buildings related to the agreement between the Company and Caldera, where the lease was assigned to the Company and Caldera was a guarantor. In the fourth quarter of fiscal 2002 the Company was released from its obligation as guarantor.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our condensed consolidated financial statements and notes thereto included elsewhere in the Quarterly Report on Form 10-Q, as well as the Management’s Discussion and Analysis of Financial Condition and Result of Operations included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2002. In addition to historical information contained herein, this Discussion and Analysis contains forward-looking statements. These statements involve risks and uncertainties and can be identified by the use of forward-looking terminology such as “estimates,” “projects,” “anticipates,” “plans,” “future,” “may,” “will,” “should,” “predicts,” “potential,” “continue,” “expects,” “intends,” “believes,” and similar expressions. Examples of forward-looking statements include those relating to financial risk management activities and the adequacy of financial resources for operations. These and other forward-looking statements are only estimates and predictions. While the Company believes that the expectations reflected in the forward-looking statements are reasonable, the Company’s actual results could differ materially. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s expectations only as of the date hereof.

On February 14, 2002, the Company received a letter from Nasdaq notifying it that for 30 consecutive trading days the price of the Company’s common stock had closed below the minimum bid requirement of $1 per share and that the Company had 90 calendar days to regain compliance with Nasdaq rules. If, by May 15, 2002, the bid price of the Company’s common stock did not close at $1 per share or more for a minimum of 10 consecutive trading days, the Company would be subject to de-listing from Nasdaq. On April 23, 2002, the Company applied to move to the Nasdaq SmallCap Market. The Company’s application for the Nasdaq SmallCap Market was accepted on June 4, 2002 and the Company’s common stock is currently listed on Nasdaq SmallCap Market. Among other requirements, the listing maintenance standards established by the Nasdaq for its Small Cap Market require that a company’s common stock have a minimum bid price of at least $1.00 per share. On August 14, 2002, the Company received a letter from the NASDAQ giving the Company 180 days to comply with the $1.00 minimum bid rule, or face de-listing. The Company’s shares are still subject to de-listing, however the de-listing review process was extended until approximately February 10, 2003. As of the date of this filing, the Company has not received notification from the Nasdaq regarding the status of the de-listing.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make judgments, assumptions and estimates that affect the amounts reported in our consolidated financial statements and the accompanying notes. Note 3 to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended September 30, 2002 describes the significant accounting policies and methods used in the preparation of the consolidated financial statements for the three fiscal years in the period ended September 30, 2002. The amounts of assets and liabilities reported on our balance sheets and the amounts of revenues and expenses reported for each of our fiscal periods are affected by estimates and assumptions which are used for, but not limited to, the accounting for revenue, bad debts, product returns, certain accrued expenses and liabilities and a valuation allowance for deferred tax assets. Actual results could differ from these estimates. The following critical accounting policies are significantly affected by judgments, assumptions and estimates used in the preparation of the condensed consolidated financial statements.

Revenue Recognition

The Company’s net revenues are derived from software licenses and fees for services, which include custom engineering, support and training. In accordance with Statement of Position 97-2 “Software Revenue Recognition” we recognize revenue when the price is fixed and determinable, upon persuasive evidence of an agreement, when fulfillment of our obligations under any such agreement is complete and when there is a determination that collection is probable. Our payment arrangements with customers primarily provide 30-day terms and, to a limited extent with certain customers, 45, 60 or 90 day terms. In certain transactions, the Company does not have a reliable basis to estimate returns and allowances for certain customers or is unable to determine that collection of receivables is probable. In such circumstances, the Company defers revenues at the time of sale and recognizes revenues when collection of the related receivable becomes probable or cash is collected and any potential returns can be reasonably estimated.

Returns and Reserves

The Company records a provision for product returns for related sales in the same period as the related revenues are recorded. These estimates are based on historical sales returns, analysis of credit memo data and other known factors. If the historical data the Company uses to calculate these estimates do not properly reflect future returns, revenue could be affected.

Income Taxes

Tarantella has operations in many countries other than the United States. Transfer prices for services provided between the United States and these countries have been documented as reasonable, however, tax authorities could challenge these transfer prices and assess additional taxes on prior period transactions. Any such assessment could require the Company to record an additional tax provision in its statement of operations.

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

Net revenues for the three months ended December 31, 2002 increased 27% to $3.6 million from $2.8 million in the same period in fiscal 2002. The increase in revenue performance, broken out geographically, was a $0.5 million increase in Europe and $0.4 million increase in Asia. All other regions remained relatively flat. The increase in net revenues was mainly due to increased transactions size.

License revenues for the three months ended December 31, 2002 were $3.1 million compared to $2.5 million in the same quarter of fiscal 2002, an increase of 24% from the prior year. The increase is attributed to an increase in the average transaction size as more customers move from pilot programs to deployment.

Service revenues increased to $0.5 million for the three months ended December 31, 2002, from $0.4 million in the same period in fiscal 2002, an increase of 43%. Service revenue was 15% of the total revenue for the first fiscal quarter of 2003, compared to 13% for the same period in the prior year. The increase in service revenues is the result of an increased percentage of customers purchasing service contracts.

International revenues were 61% of total revenues for the first fiscal quarter of 2003 and 50% for the same period in the prior year. For the three months ended December 31, 2002, one customer accounted for 15.2% of the Company’s net revenues. For the three months ended December 31, 2001, one customer accounted for 21.1% of the Company’s net revenues.

Costs and Expenses

Cost of license revenues for the three months ended December 31, 2002 were flat at $0.1 million compared to $0.1 million in the same period of fiscal 2002.

Cost of service revenues for the three months ended December 31, 2002 remained flat at $0.3 million compared to the same period in fiscal 2002. Although actual cost of service revenues remained flat, they declined as a percentage of service revenue, increasing gross margin from 33% in the first quarter of fiscal 2002, to 51% in the first quarter of fiscal 2003. The improvement in the services gross margin is a result of higher revenue and lower costs due to headcount reductions and pay reductions of 15%.

Total cost of revenues as a percentage of net revenues decreased to 9% in the first quarter of fiscal 2003 from 11% for the same period in fiscal 2002. Cost of revenues as a percentage of net revenue was lower because of improved gross margins for service revenues.

Research and development expenses decreased 44% to $1.0 million in the first quarter of fiscal 2003 from $1.7 million in the comparable quarter of fiscal 2002, and as a percentage of net revenues were 27% and 62%, respectively. The decrease in research and development expenses can be attributed to lower labor costs driven by lower headcount as a result of planned reductions in force. In addition, labor costs were lower because of a pay reduction of 15%.

Selling, general and administrative expenses decreased 42% to $3.7 million in the first quarter of fiscal 2003 from $6.4 million for the comparable quarter of the prior year. The significant decrease in expenses is due mainly to lower labor costs that were driven by lower headcount as a result of a planned reduction in force. In addition, labor costs were lower because of a pay reductions of 15% for employees in Marketing and General and Administrative departments and 7.5% for employees in Sales. Selling, general and administrative expenses were also lower due to a $0.4 million decrease in bad debt expense. Selling, general and administrative expenses as a percentage of net revenues were 104% in the first quarter of fiscal 2003 and 226% in the same period in fiscal 2002.

Restructuring charges for the three months ended December 31, 2002 were $1.1, compared to $1.7 million for the three months ended December 31, 2001. The Company has substantially completed these plans as of December 31, 2002.

Interest income, net was $32,000 for the first quarter of fiscal 2003 and $233,000 for the same period in fiscal 2002. The decrease in interest income, net reflects the lower cash balances held during the first quarter of fiscal 2003. Interest income was also lower due to a lower average interest rate for the period. In the first quarter of fiscal 2003, the interest rate was approximately 6.0%. In the first quarter of fiscal 2002, the interest rate was approximately 7.2% for cash and 10% for the Caldera Note.

Other expense, net was $14,000 in the first quarter of fiscal 2003, compared to $533,000 for the same period of fiscal 2002. The first quarter of fiscal 2002 included an investment impairment of $0.4 million, and expense for issuance of warrants of $0.3 million. These charges were partially offset by a gain of $0.3 million for the sale of marketable securities.

Income tax provision was $60,000 for the first quarter of fiscal 2003 compared to zero for the same period in fiscal year 2002. The tax provision for the first quarter of fiscal 2003 reflects foreign taxes payable.

Net loss for the first quarter of fiscal 2003 was $2.6 million compared to net loss of $11.7 million for the same quarter of fiscal 2002. The decrease in net loss is primarily due to higher revenues and lower operating expenses.

Liquidity and Capital Resources

Cash, cash equivalents and short-term investments were $4.7 million at December 31, 2002, representing 42% of total assets. The decrease in cash and short-term investments of $2.4 million from September 30, 2002 is due to operating losses. The Company’s operating activities used cash of $2.2 million in the first quarter of fiscal 2003, compared to $5.1 million used for operating activities in the first quarter of fiscal 2002. The decrease in the cash used for operating activities is due to the significant reduction in operating loss from the first quarter of fiscal 2002 as compared to the first quarter of fiscal 2003. The operating loss was $2.6 million in the first quarter of fiscal 2003 compared to a loss of $7.4 million in the first quarter of fiscal 2002. Cash used in investing activities was $0.1 million in the first quarter of fiscal 2003 compared to cash provided from investing activities of $2.2 million in the first quarter of fiscal 2002. The decrease in cash provided by investing activities was due primarily to the proceeds received from the sale of Caldera common stock of $2.2 million, which were included in the results for the first quarter of fiscal 2002. There was negligible cash provided by or used for financing activities in the first quarter of fiscal 2003 or the first quarter of fiscal 2002.

The company’s days sales outstanding (DSO) at December 31, 2002 was 73, a decrease of 4 days from December 31, 2001. DSO is calculated using revenues for the quarter, and net accounts receivable at the end of the quarter. The decrease in DSO was due to improved collections. The past due accounts receivable decreased from $0.7 million down to $0.2 million.

On February 14, 2002, the Company received a letter from Nasdaq notifying it that for 30 consecutive trading days the price of the Company’s common stock had closed below the minimum bid requirement of $1 per share and that the Company had 90 calendar days to regain compliance with Nasdaq rules. If, by May 15, 2002, the bid price of the Company’s common stock did not close at $1 per share or more for a minimum of 10 consecutive trading days, the Company would be subject to de-listing from Nasdaq. On April 23, 2002 the Company applied to move to the Nasdaq SmallCap Market. The Company’s application for the Nasdaq SmallCap Market was accepted on June 4, 2002 and the Company’s common stock is currently listed on Nasdaq SmallCap Market. Among other requirements, the listing maintenance standards established by the Nasdaq for its Small Cap require that a company’s common stock have a minimum bid price of at least $1.00 per share. On August 14, 2002, the Company received a letter from the NASDAQ giving the Company 180 days to comply with the $1.00 minimum bid rule, or face de-listing. The Company’s shares are still subject to de-listing, however the de-listing review process was extended until approximately February 10, 2003. As of the date of this filing, the Company has not received notification from the Nasdaq regarding the status of the de-listing.

The Company has operating lease commitments of $1.9 million in fiscal 2003. See note 10 of the Company’s Form 10-K for the fiscal year ended September 30, 2002 for operating lease commitments beyond fiscal 2003.

The Company has incurred net losses of approximately $2.6 million during the first quarter of fiscal 2003 and $11.7 million during the first quarter of fiscal 2002. Revenues have increased from $2.8 million in the first quarter of fiscal 2002 to $3.6 million in the first quarter of fiscal 2003. Losses from operations were $2.6 million for the first quarter of fiscal 2003, and $7.4 million for the first quarter of 2002. Net cash used for operating activities was $2.2 million in the first quarter of fiscal 2003 and $5.1 million used in the first quarter of fiscal 2002. The Company has an accumulated deficit of $117.4 million as of December 31, 2002. These conditions, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

Since its release in fiscal 1997, annual Tarantella Products revenues have generated positive year-over-year growth. Excluding Server Software, CID and related services, Tarantella Products license and service revenues for the first quarter of fiscal 2003 increased 36% from the same quarter in fiscal 2002. While growing Tarantella Products licenses and services revenues year over year, the Company’s management has reduced its operating expenses by 69% in the first quarter of fiscal 2003 over the first quarter of fiscal 2002. The Company is continuing to drive down expenses through its restructuring plans as described in Note 4 to the accompanying condensed consolidated financial statements.

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

The Company’s operating results may fluctuate in future periods.

The results of operations for any quarter or fiscal year are not necessarily indicative of the results to be expected in future periods. The Company’s operating results have in the past been, and will continue to be, subject to quarterly and annual fluctuations as a result of a number of factors, including but not limited to:

-	Overall technology spending
-	Changes in general economic conditions and specific market conditions in the Internet infrastructure industry
-	Rapid technological changes that can adversely affect the demand for the Company’s products
-	Fluctuations in demand for the Company’s products and services
-	The public’s perception of Tarantella and its products
-	The long sales and implementation cycle for the Company’s products
-	General industry trends and the potential effects of price and product competition in the Internet infrastructure industry
-	The introduction and acceptance of new technologies and products
-	Reductions in sales to, or loss of, any significant customers
-	The timing of orders, timing of shipments, and the ability to satisfy all contractual obligations in customer contracts
-	The impact of acquired technologies and businesses
-	The Company’s ability to control spending and achieve targeted cost reductions
-	The ability of the Company to generate cash adequate to continue operations
-	The potential loss of key employees
-	The Company’s ability to attract and retain qualified personnel
-	Adverse changes in the value of equity investments in third parties held by the Company
-	The ability of the Company’s customers and suppliers to obtain financing or to fund capital expenditures

As a consequence, operating results for a particular future period are difficult to predict.

The Company is exposed to general economic and market conditions.

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

The Company depends on the development and acceptance of new products in a rapidly changing market.

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

The Company competes in the highly competitive Internet infrastructure market.

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

Operating results for a particular quarter are difficult to predict.

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

It may be difficult to raise needed capital in the future.

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

The Company’s revenues may be affected by the seasonality of revenues in the European and government markets.

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

Cost of revenues may be affected by changes in the mix of products and services.

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

The Company’s operational results could be affected by price variations.

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

The Company’s business depends upon its proprietary rights and there is a risk that such rights will be infringed.

The Company attempts to protect its software with a combination of patent, copyright, trademark, and trade secret laws, employee and third party nondisclosure agreements, license agreements, and other methods of protection. Despite these precautions, it may be possible for unauthorized third parties to copy certain portions of the Company’s products or reverse engineer or obtain and use information the Company regards as proprietary. While the Company’s competitive position may be affected by its ability to protect its intellectual property rights, the Company believes that trademark and copyright protections are less significant to the Company’s success than other factors, such as the knowledge, ability, and experience of the Company’s personnel, name recognition, and ongoing product development and support. Further, certain provisions of the Company’s licenses, including provisions protecting against unauthorized use, copying, transfer, and disclosure of the licensed product, may be unenforceable under the laws of certain jurisdictions. In addition, the laws of some foreign countries do not protect the Company’s intellectual property rights to the same extent as do the laws of the U.S.

Risks of claims from third parties for intellectual property infringement could adversely affect the business.

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

The Company’s results of operations may be affected by fluctuations in foreign currency exchange rates.

Although the Company’s revenues are predominantly in U.S. dollars, substantial portions of the Company’s revenues are derived from sales to customers outside the United States. Trade sales to international customers represented 61%, 50% and 53% of total revenues for the first three months of fiscal 2003, 2002 and 2001 respectively. The Company’s revenues can be affected by general economic conditions in the United States, Europe and other international markets. Also, portions of the Company’s operating expenses are transacted in foreign currencies. The Company’s operating strategy and pricing take into account changes in exchange rates over time. However, the Company’s results of operations may be significantly affected in the short term by fluctuations in foreign currency exchange rates.

The Company’s results of operations may be affected by the assessment of additional taxes.

Tarantella has operations in many countries other than the United States. Transfer prices for services provided between the United States and these countries have been documented as reasonable, however, tax authorities could challenge these transfer prices and assess additional taxes on prior period transactions. Any such assessment could require the Company to record an additional tax provision in its statement of operations.

The Company’s success largely depends upon its ability to retain and recruit key personnel.

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

The Company has undergone significant restructurings, which may have a material adverse effect on operating results.

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

The Company’s stock price is volatile.

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

The Company’s common stock may be subject to de-listing by the Nasdaq.

On February 14, 2002, the Company received a letter from Nasdaq notifying it that for 30 consecutive trading days the price of the Company’s common stock had closed below the minimum bid requirement of $1 per share and that the Company had 90 calendar days to regain compliance with Nasdaq rules. If by May 15, 2002, the bid price of the Company’s common stock did not close at $1 per share or more for a minimum of 10 consecutive trading days, the Company would be subject to de-listing from Nasdaq. On April 23, 2002 the Company applied to move to the Nasdaq SmallCap Market. The Company’s application for the Nasdaq SmallCap Market was accepted on June 4, 2002 and the Company’s common stock is currently listed on Nasdaq SmallCap Market. Among other requirements, the listing maintenance standards established by the Nasdaq for its SmallCap Market require that a company’s common stock have a minimum bid price of at least $1.00 per share. On August 14, 2002, the Company received a letter from the NASDAQ giving the Company 180 days to comply with the $1.00 minimum bid rule, or face de-listing. The Company’s shares are still subject to de-listing, however the de-listing review process was extended until approximately February 10, 2003. As of the date of this filing, the Company has not received notification from the Nasdaq regarding the status of the de-listing.

When notification is received, the Company will determine what action to take, including but not limited to the possibility of an appeal. Possible grounds for an appeal may include the Company’s decision to seek shareholder approval for a reverse stock split. The Company will ask its shareholders to grant discretionary authority to the Company’s board of directors to effect a reverse stock split of the Company’s common stock at its annual meeting on February 27, 2003.

The Company’s shareholders may not approve the reverse stock split, or if the reverse stock split is approved and completed, it may not result in a sustained trading price for the Company’s common stock sufficient to prevent de-listing. Further, there can be no assurance that the Company will continue to meet the Nasdaq’s other listing requirements.

If the Company’s stock is de-listed by the Nasdaq, it will be traded on the Over-the-Counter (OTC) market. If this should happen, trading the Company’s stock may become more difficult due to the limited trading activity on the OTC market. This could cause a further decline in the Company’s stock price. De-listing of the Company’s stock from the Nasdaq or further declines in the market price of the Company’s stock could greatly impair the Company’s ability to raise capital through equity or debt financing.

The Company may never achieve profitability in the future.

Following the Company’s divestiture of its server software and professional services divisions in May 2001, the Company has not achieved profitability, and may never generate sufficient revenues to achieve profitability.

Recent Accounting Pronouncements

In December 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure” (SFAS 148). SFAS 148 amends FASB Statement No. 123, “Accounting for Stock-Based Compensation.” Although it does not require use of fair value method of accounting for stock-based employee compensation, it does provide alternative methods of transition. It also amends the disclosure provisions of Statement 123 and APB Opinion No. 28, “Interim Financial Reporting,” to require disclosure in the summary of significant accounting policies of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. SFAS 148’s amendment of the transition and annual disclosure requirements is effective for fiscal years ending after December 15, 2002. The amendment of disclosure requirements of Opinion No. 28 is effective for interim periods beginning after December 15, 2002. The Company will adopt this standard for its second quarter of fiscal year 2003. Unless the company elects to adopt the fair value recognition provisions of SFAS 123, adoption of SFAS 148 will only require expanded disclosure to include the effect of stock-based compensation in interim reporting beginning with the Company’s quarter ending March 31, 2003.

In November 2002, the Financial Accounting Standards Board (FASB) issued Interpretation 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (FIN45). The Interpretation elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value, or market value, of the obligations it assumes under the guarantee and must disclose that information in its interim and annual financial statements. The provisions related to recognizing a liability at inception of the guarantee for the fair value of the guarantor’s obligations do not apply to product warranties or to guarantees accounted for as derivatives. The initial recognition and initial measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002. The Company is in the process of assessing the effect, if any, of FIN 45 on the Company’s financial position and results of operations.

As discussed in Note 7, as part of the agreement between the Company and Caldera, the Company was a guarantor to various building leases expiring in 2005. In the fourth quarter of fiscal 2002 the Company was released from its obligation as guarantor.

In June 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“ SFAS”) No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue No. 94-3, a liability for an exit cost, as defined in Issue No. 94-3, was recognized at the date of an entity’s commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. The Company will adopt the provisions of SFAS 146 for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS 146 may affect the timing of recognizing future restructuring costs as well as the amounts recognized.

In October 2001, the FASB issued SFAS No. 144, “Accounting for Impairment of Long-Lived Assets.” SFAS No. 144 supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” and addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement is effective for fiscal years beginning after December 15, 2001. The Company adopted SFAS No. 144 on October 1, 2002. The adoption of this statement did not have a material impact on the Company’s financial position or results of operations.

In June 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 addresses the recognition and measurement of goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 also addresses the initial recognition and measurement of intangible assets acquired outside of a business combination whether acquired individually or with a group of other assets. Goodwill and intangible assets previously recorded on the Company’s consolidated financial statements are affected by the provisions of SFAS No. 142. SFAS No. 142 became effective for the Company’s current fiscal year. As the Company does not currently have any goodwill or intangible assets, this statement did not impact the Company’s financial position or results of operations.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

Reference is made to part II, Item 7A, Quantitative and Qualitative Disclosures about Market Risk, in our Annual Report on Form 10-K for the year ended September 30, 2002.

Item 4.     Controls and Procedures

Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-14(c) within 90 days of the filing date of this quarterly report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation.

Part II. Other Information

Item 1.     Legal Proceedings

Not applicable

Item 2.     Changes in Securities and Use of Proceeds

Not applicable

Item 3.     Defaults Upon Senior Securities

Not applicable

Item 4.     Submission of Matters to a Vote of Security Holders

Not applicable

Item 5.     Other Information

Not applicable

Item 6.     Exhibits and Reports on Form 8-K

Exhibits

Exhibit 99.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER

PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Douglas L. Michels, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of Tarantella, Inc. on Form 10-Q for the fiscal quarter ended December 31, 2002 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Quarterly Report on Form 10-Q fairly presents in all material respects the financial condition and results of operations of Tarantella, Inc.

By:	/s/ DOUGLAS L. MICHELS
Name: Douglas L. Michels Title: Chief Executive Officer Date: February 14, 2003

I, Randall Bresee, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of Tarantella, Inc. on Form 10-Q for the fiscal quarter ended December 31, 2002 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Quarterly Report on Form 10-Q fairly presents in all material respects the financial condition and results of operations of Tarantella, Inc.

By:	/s/ RANDALL BRESEE
Name: Randall Bresee Title: Chief Financial Officer Date: February 14, 2003

Reports on Form 8-K

The Company filed one Report on Form 8-K during the quarter ended December 31, 2002. The Report on Form 8-K was filed on October 11, 2002, and it disclosed the Company’s plan for a reduction in workforce.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TARANTELLA, INC.

By:	/s/ RANDALL BRESEE
Randall Bresee Senior Vice President, Chief Financial Officer February 14, 2003

By:	/s/ JENNY TWADDLE
Jenny Twaddle Vice President, Corporate Controller February 14, 2003

Certification

I, Douglas L. Michels, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Tarantella, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors:

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 14, 2003

/s/ DOUGLAS L. MICHELS
Douglas L. Michels President, Chief Executive Officer and Director

Certification

I, Randall Bresee, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Tarantella, Inc.;

2.	Based on my knowledge, this quarterly does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors:

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 14, 2003

/s/ RANDALL BRESEE
Randall Bresee Senior Vice President, Chief Financial Officer