Form 10-Q
period 2003-03-31
TARANTELLA INC
filed 2003-05-14
CIK 851560

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2003

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From ____________ to ____________

Commission File Number 0-21484

TARANTELLA, INC.

(Exact name of registrant as specified in this charter)

California	94-2549086
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

425 Encinal Street, Santa Cruz, California	95060
(Address of principal executive office)	(Zip Code)

Registrant’s telephone number, including area code (831) 427-7222

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

The number of shares outstanding of the registrant’s common stock as of March 31, 2003 was 41,280,211.

TARANTELLA, INC.

FORM 10-Q

For the Quarterly Period Ended March 31, 2003

Part I.    Financial Information

Item I.    Financial Statements

TARANTELLA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,		Six Months Ended March 31,
	2003	2002	2003	2002
(In thousands, except per share data)	(Unaudited)		(Unaudited)
Net revenues:
Licenses	$3,697	$3,830	$6,751	$6,284
Services	707	509	1,238	880

Total net revenues	4,404	4,339	7,989	7,164

Cost of revenues:
Licenses	85	161	154	229
Services	291	257	549	507

Total cost of revenues	376	418	703	736

Gross margin	4,028	3,921	7,286	6,428

Operating expenses:
Research and development	906	1,307	1,885	3,053
Selling, general and administrative	3,811	4,698	7,534	11,091
Restructuring charge	—	—	1,147	1,718

Total operating expenses	4,717	6,005	10,566	15,862

Operating loss	(689)	(2,084)	(3,280)	(9,434)

Other income (expense):
Interest income, net	14	208	46	441
Other income, net	63	545	49	12
Loss on Caldera transaction	—	(3,038)	—	(3,038)
Loss of equity investment in Caldera	—	—	—	(4,010)

Total other income (expense)	77	(2,285)	95	(6,595)

Loss before income taxes	(612)	(4,369)	(3,185)	(16,029)

Income tax expense (benefit)	98	(760)	158	(760)

Net loss	(710)	(3,609)	(3,343)	(15,269)

Other comprehensive income (loss):
Unrealized gain (loss) on available for sale securities	(177)	40	106	65
Foreign currency translation adjustment	(18)	42	(22)	16

Total other comprehensive income (loss)	(195)	82	84	81

Comprehensive loss	$(905)	$(3,527)	$(3,259)	$(15,188)

Net loss per share:
Basic and diluted	$(0.02)	$(0.09)	$(0.08)	$(0.38)
Shares used in net loss per share calculation:
Basic and diluted	41,199	40,348	41,113	40,233

See accompanying notes to condensed consolidated financial statements.

TARANTELLA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2003	September 30, 2002
(In thousands)	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,665	$7,055
Available-for-sale equity securities	329	223
Trade receivables, net of allowance for doubtful accounts of $410 at March 31, 2003 and $340 at September 30, 2002	4,781	3,045
Other receivables	347	236
Prepaids and other current assets	476	823

Total current assets	7,598	11,382

Property and equipment, net	866	1,192
Restricted cash	500	500
Other assets	795	524

Total assets	$9,759	$13,598

Liabilities and shareholders’ equity
Current liabilities:
Trade payables	$474	$448
Royalties payable	172	212
Income taxes payable	617	581
Accrued restructuring charges	850	871
Other payables—Caldera	—	400
Accrued expenses and other current liabilities	3,468	3,892
Deferred revenues	1,118	945

Total current liabilities	6,699	7,349

Long-term deferred revenues	69	33

Total long-term liabilities	69	33

Shareholders’ equity:
Preferred stock, authorized 20,000 shares; no shares issued and outstanding	—	—
Common stock, no par value, authorized 100,000 shares; issued and outstanding 41,280 shares at March 31, 2003 and 41,028 shares at September 30, 2002	120,878	120,844
Accumulated other comprehensive income	201	117
Accumulated deficit	(118,088)	(114,745)

Total shareholders’ equity	2,991	6,216

Total liabilities and shareholders’ equity	$9,759	$13,598

See accompanying notes to condensed consolidated financial statements.

TARANTELLA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended March 31,
	2003	2002
(In thousands)	(Unaudited)
Cash flows from operating activities:
Net loss	$(3,343)	$(15,269)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	388	472
Foreign currency exchange loss (gain)	(32)	47
Gain on sale of marketable security	—	(1,350)
Loss on disposal of property and equipment	82	281
Loss on Caldera transaction		3,038
Equity losses in Caldera	—	4,010
Impairment of equity investments	—	796
Stock compensation expense	—	595
Changes in operating assets and liabilities:
Trade receivables	(1,735)	151
Other receivables	(111)	666
Prepaids and other current assets	347	420
Other assets	(271)	(907)
Trade payables	26	(96)
Royalties payable	(40)	(238)
Income taxes payable	36	100
Accrued restructuring expenses	(21)	304
Accrued expenses and other current liabilities	(422)	(1,613)
Other payables—Caldera	(400)	124
Deferred revenues	209	259
Other long-term liabilities	—	(749)

Net cash used in operating activities	(5,287)	(8,959)

Cash flows from investing activities:
Sales of short-term investments and marketable securities	—	2,856
Purchases of property and equipment	(134)	(15)

Net cash provided (used) in investing activities	(134)	2,841

Cash flows from financing activities:
Payments on capital lease obligations	(2)	(365)
Net proceeds from issuance of common stock	34	92

Net cash provided (used) in financing activities	32	(273)

Effects of exchange rate changes on cash and cash equivalents	(1)	(7)

Decrease in cash and cash equivalents	(5,390)	(6,398)
Cash and cash equivalents at beginning of period	7,055	12,100

Cash and cash equivalents at end of period	$1,665	$5,702

See accompanying notes to condensed consolidated financial statements.

	Six Months Ended March 31,
	2003	2002
(In thousands)	(Unaudited)
Supplemental disclosure of cash flow information:
Cash paid:
Income taxes	$99	$90
Interest	—	14
Non-cash financing and investing activities:
Unrealized gain on available-for-sale equity securities	106	65
Product sale exchanged for equity investment	—	375

See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Basis of Presentation

Tarantella, Inc. (the “Company”), is a leading provider of Internet infrastructure software that enables web-based access to enterprise applications from virtually any client device. Headquartered in Santa Cruz, California, Tarantella has development sites in the U.S. and UK and sales representatives in the U.S., UK, Germany, Australia, Mexico, Canada, France, Spain and Italy. Tarantella products are sold through an integrated worldwide channel of Tarantella account executives, enterprise class distributors, value-added resellers, systems integrators and computer manufacturers. The Company has exclusive distribution relationships in Japan and China.

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

In the opinion of management, the accompanying unaudited condensed consolidated statements of operations, balance sheets and statements of cash flows include all material adjustments (consisting of normal recurring adjustments) which the Company considers necessary for a fair presentation of its financial condition and results of operations as of and for the interim periods presented. The financial statements include the accounts of the Company and its wholly owned subsidiaries after all material intercompany balances and transactions have been eliminated. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s 2002 Annual Report on Form 10-K. The consolidated interim results presented are not necessarily indicative of results to be expected for a full year. The September 30, 2002 balance sheet was derived from audited financial statements, and is included for comparative purposes. Certain reclassifications have been made for consistent presentation.

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X.

Going concern and management’s plans

The condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Losses from operations were $0.7 million for the second quarter of fiscal 2003, and $2.1 million for the second quarter of fiscal 2002. The Company has incurred net losses of approximately $3.3 million during the first six months of fiscal 2003 and $15.3 million during the first six months of fiscal 2002. Net cash used for operating activities was $5.3 million in the first six months of fiscal 2003 and $9.0 million used in the first six months of fiscal 2002. The Company has an accumulated deficit of $118.1 million as of March 31, 2003 compared to $114.7 million as of September 30, 2002. These conditions, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The condensed consolidated financial statements do not reflect any adjustments that might be required as a result of this uncertainty.

While growing Tarantella Products licenses and services revenues year over year, the Company’s management has reduced its operating expenses by 33% in the first six months of fiscal 2003 over the first six months of fiscal 2002. The Company has driven down expenses through its restructuring plans as described in Note 4. The Company’s management believes that, based on its current plans, its existing cash and cash equivalents, short-term investments, and funds generated from operations will be sufficient to meet the Company’s operating requirements for the next twelve months. Although the Company’s current business plan does not foresee the need for further financing activities to fund the Company’s operations for the foreseeable future, due to risks and uncertainties in the market place, the Company may need to raise additional capital. Management cannot be assured that additional financing will be available when it is needed.

Note 2 – Recent Accounting Pronouncements

In December 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure” (“SFAS 148”). SFAS 148 amends FASB Statement No. 123, “Accounting for Stock-Based Compensation (“SFAS 123”).” Although it does not require use of fair value method of accounting for stock-based employee compensation, it does provide alternative methods of transition. It also amends the disclosure provisions of SFAS 123 Accounting Principles Board (“APB”) Opinion No. 28, “Interim Financial Reporting (“APB 28”),” to require disclosure in the summary of significant accounting policies of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. SFAS 148’s amendment of the transition and annual disclosure requirements is effective for fiscal years ending after December 15, 2002. The amendment of disclosure requirements of Opinion No. 28 became effective for interim periods beginning after December 15, 2002. Management does not intend to adopt the fair value accounting provisions of SFAS 123 and currently believes that the adoption of SFAS 148 will not have a material impact on the Company’s financial position or results of operations. The Company adopted this standard for its second quarter of fiscal 2003. Adoption of SFAS 148 required expanded disclosure to include the effect of stock-based compensation in interim reporting beginning with the Company’s quarter ending March 31, 2003.

Stock Based Compensation

We account for of stock-based compensation arrangements under the provisions of Accounting Principles Board (“APB”) Opinion No. 25 “Accounting for Stock Issued to Employees” for our fixed stock option plan and employee stock purchase plan and accordingly, have not recognized compensation cost in the accompanying consolidated statement of operations for options issued at fair value. SFAS 123, permits the use of either a fair value based method or the intrinsic value method to measure the expense associated with stock-based compensation arrangements.

In accordance with the interim disclosure provisions of SFAS 148, the pro forma effect on our net loss had compensation expense been recorded for the three and six months ended March 31, 2003 and 2002, respectively, as determined under the fair value method, is shown below (in thousands, except per share amounts):

	Three Months Ended March 31,		Six Months Ended March 31,
	2003	2002	2003	2002
	(In thousands, except per share data)

Net loss, as reported	$(710)	$(3,609)	$(3,343)	$(15,269)
Add: Stock-based employee compensation expense included in reported net loss, net of related tax effects	0	0	0	595
Less: Total stock-based employee compensation expense determined under fair value based method for all awards	(1,363)	(1,799)	(2,756)	(3,650)

Pro forma net loss	$(2,073)	$(5,408)	$(6,099)	$(18,324)

Basic and diluted net loss per share:
As reported	$(0.02)	$(0.09)	$(0.08)	$(0.38)
Pro forma	$(0.05)	$(0.13)	$(0.15)	$(0.46)

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model. The principal determinants of option pricing are: fair market value of our common stock at the date of grant, expected volatility, risk-free interest rate, expected option lives and dividend yields. Weighted average assumptions employed by us were: expected volatility of 94% for the three and six months ended March 31, 2003 and 2002, respectively, and a risk-free interest rate of 2.75% and 3.73% for the three and six months ended

March 31, 2003 and 2002, respectively. In addition, we assumed an expected option life of 4 years for non-executive employees and 5 years for executive employees and assumed no dividend yield for both periods.

In November 2002, FASB issued Interpretation 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (FIN45). The Interpretation elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value, or market value, of the obligations it assumes under the guarantee and must disclose that information in its interim and annual financial statements. The provisions related to recognizing a liability at inception of the guarantee for the fair value of the guarantor’s obligations do not apply to product warranties or to guarantees accounted for as derivatives. The initial recognition and initial measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002. The adoption of this statement did not have a material impact on the Company’s financial position or results of operations.

Indemnification

The Company licenses its software and services pursuant to a software license agreement, in which the Company agrees to indemnify, hold harmless and defend the customer against damages arising out of claims filed by third parties that the Company’s products infringe any copyright or other intellectual property right. The term of the indemnification is generally perpetual, limited by applicable statutes of limitations. The license agreement generally limits the scope of the remedies for such indemnification obligation, including but not limited to certain product usage limitations and the right to replace an infringing product or modify it to make it non-infringing. If the Company cannot address the infringement by replacing or repairing the product, the Company is allowed to cancel the license and return the fees paid by the customer. The Company has never incurred expense under such indemnification provisions. The Company believes the estimated fair value of these indemnification agreements is minimal.

Further the Company generally warrants for a period of 90 days that its software products will perform substantially in accordance with its published specifications and that the reproduction of the software on the media material provided by the Company is correct and that the documentation is correctly printed. In the event of any non-conformance, the Company agrees to repair, replace or accept return of the non-conforming product and refund any fees paid by the customer for said non-conforming product. The Company has never incurred significant expense under its product warranties. The Company believes the estimated fair value of these indemnification agreements is minimal.

As permitted under California law, the Company has agreements whereby it indemnifies its officers and directors for certain events while the officer or director is, or was serving at the Company’s request in such capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreement s is unlimited; however, the Company has a Director’s and Officer’s insurance policy that limits the Company’s exposure and enables it to recover at lease a portion of any future amounts paid. As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal.

As discussed in Note 7, as part of the agreement between the Company and Caldera, various building leases were assigned to Caldera International, however, the Company was a guarantor under such leases which expire in 2005. In the fourth quarter of fiscal 2002 the Company was released from its obligation as guarantor. There were also buildings related to the agreement between the Company and Caldera, where the lease was assigned to the Company and Caldera was a guarantor, for which the Company has in escrow $0.5 million of restricted cash.

In June 2002, the FASB issued “SFAS” No. 146, “Accounting for Costs Associated with Exit or Disposal Activities (“SFAS 146”)”, which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring) (“EITF 94-3”).” SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF 94-3, a liability for an exit cost, as defined in EITF 94-3, was recognized at the date of an entity’s commitment to an exit plan. SFAS 146 also establishes that the liability should initially be measured and recorded at fair value. The Company adopted the provisions of SFAS 146 for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS 146 may affect the timing of recognizing future restructuring costs as well as the amounts recognized.

In October 2001, the FASB issued SFAS No. 144, “Accounting for Impairment of Long-Lived Assets (SFAS 144”)”. SFAS 144 supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” and addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement is effective for fiscal years beginning after December 15, 2001. The Company adopted SFAS 144 on October 1, 2002. The adoption of this statement did not have a material impact on the Company’s financial position or results of operations.

In June 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets (“SFAS 142”).” SFAS No. 142 addresses the recognition and measurement of goodwill and other intangible assets subsequent to their acquisition. SFAS 142 also addresses the initial recognition and measurement of intangible assets acquired outside of a business combination whether acquired individually or with a group of other assets. Goodwill and intangible assets previously recorded on the Company’s consolidated financial statements are affected by the provisions of SFAS 142. SFAS 142 became effective for the Company’s current fiscal year. As the Company does not currently have any goodwill or intangible assets, this statement did not impact the Company’s financial position or results of operations.

Note 3 – Earnings Per Share (EPS) Disclosures

Basic and diluted earnings per share were calculated as follows for the three months and six months ended March 31, 2003 and 2002 (in thousands, except per share data):

	Three Months Ended March 31,		Six Months Ended March 31,
	2003	2002	2003	2002
Basic:
Net loss	$(710)	$(3,609)	$(3,343)	$(15,269)

Weighted average shares	41,199	40,348	41,113	40,233
Loss per share	$(0.02)	$(0.09)	$(0.08)	$(0.38)

Options and warrants outstanding, not included in computation of diluted EPS because the exercise price was greater than the average market price.	14,735	11,651	14,193	10,048

Options outstanding, not included in computation of diluted EPS because their inclusion would have an anti-dilutive effect due to net loss during the period.	1,838	4,283	2,521	4,278

Note 4 – Accrued Restructuring Charge

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

Fiscal 2003 First Quarter Restructuring Accrual

(In Thousands)	Reduction in Force	Facilities	Disposal of Fixed Assets	Total
Restructuring charge accrued	$820	$238	$89	$1,147
Payments/utilization of the accrual	(408)	(24)	(89)	(521)

Accrual at December 31, 2002	412	214	—	626
Payments/utilization of the accrual	(240)	(74)	—	(314)
Provision Adjustment	—	—	—	—

Accruals at March 31, 2003	$172	$140	$—	$312

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

A facilities charge of $0.7 million was related to space the Company vacated. The Company had anticipated that it would sub-lease the space by December 31, 2002. As of September 30, 2002, the Company had not secured a sub-lease tenant, so a provision adjustment of $0.6 million was made to reserve for the cost of this space through December 31, 2003. The lease for this building expires on June 30, 2005. In addition, a charge was taken for expenses associated with office closures in Japan and Brazil. There was a non-cash charge of $39,000 related to fixed asset disposals at the Japan subsidiary.

The Company completed the cost reduction actions initiated in fiscal 2002, with the exception of sub-leasing excess space at the Company’s corporate headquarters in Santa Cruz, California and finalizing the closure of a subsidiary in Australia.

Fiscal 2002 First Quarter Restructuring Accrual

(In Thousands)	Reduction in Force	Facilities	Disposal of Fixed Assets	Total
Restructuring charge accrued	$856	$736	$44	$1,636
Payments/utilization of the accrual	(772)	(31)	—	(803)

Accrual at December 31, 2001	84	705	44	833

Payments/utilization of the accrual	(89)	(211)	(39)	(339)
Provision Adjustment	5	—	(5)	—

Accruals at March 31, 2002	—	494	—	494

Payments/utilization of the accrual	—	(156)	—	(156)
Provision Adjustment	—	—	—	—

Accruals at June 30, 2002	—	338	—	338

Payments/utilization of the accrual	—	(148)	—	(148)
Provision Adjustment	—	560	—	560

Accruals at September 30, 2002	—	750	—	750

Payments/utilization of the accrual	—	(150)	—	(150)
Provision Adjustment	—	—	—	—

Accruals at December 31, 2002	—	600	—	600

Payments/utilization of the accrual	—	(133)	—	(133)
Provision Adjustment	—	—	—	—

Accruals at March 31, 2003	$—	$467	$—	$467

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

Fiscal 2001 Second Quarter Restructuring Accrual

(In Thousands)	Reduction in Force	Facilities	Total
Restructuring charge accrued	$1,499	$64	$1,563
Payments/utilization of the accrual	(885)	—	(885)

Accrual at March 31, 2001	614	64	678

Payments/utilization of the accrual	(484)	—	(484)

Accruals at June 30, 2001	130	64	194

Payments/utilization of the accrual	(91)	(24)	(115)
Provision Adjustment	(39)	—	(39)

Accruals at September 30, 2001	—	40	40

Payments/utilization of the accrual	—	(40)	(40)
Provision Adjustment	—	81	81

Accruals at December 31, 2001	—	81	81

Payments/utilization of the accrual	—	(20)	(20)

Accruals at March 31, 2002	—	61	61

Payments/utilization of the accrual	—	(20)	(20)

Accruals at June 30, 2002	—	41	41

Payments/utilization of the accrual	—	(20)	(20)
Provision Adjustment		85	85

Accruals at September 30, 2002	—	106	106

Payments/utilization of the accrual	—	(21)	(21)

Accruals at December 31, 2002	—	85	85

Payments/utilization of the accrual	—	(19)	(19)

Accruals at March 31, 2003	$—	$66	$66

During the fourth quarter of fiscal 2001, the Company announced a restructuring plan, which resulted in a charge of $0.5 million. The restructuring charge included a reduction in personnel of 10 employees and a planned elimination of offices in Singapore and Australia. Total cash expenditures were $0.4 million.

The severance charge of $0.4 million included the elimination of 4 positions in the United States and 6 positions in the United Kingdom. The reductions in force affected the sales, marketing and general and administrative functions of the Company. At September 30, 2001, all 10 positions had been eliminated. A provision adjustment of $64,000 was made to release excess restructure reserve, which resulted from the fact that the Company had not anticipated the Australian office would be sub-leased. The remaining reserve of $5,000 at March 31, 2003 relates to the facility in Australia, which the Company is in the final stages of closing.

Fiscal 2001 Fourth Quarter Restructuring Accrual

(In Thousands)	Reduction in Force	Facilities	Total
Restructuring charge accrued	$402	$102	$504
Payments/utilization of the accrual	(200)	—	(200)

Accrual at September 30, 2001	202	102	304

Payments/utilization of the accrual	(202)	(3)	(205)

Accrual at December 31, 2001	—	99	99

Payments/utilization of the accrual	—	(6)	(6)

Accrual at March 31, 2002	—	93	93

Payments/utilization of the accrual	—	—	—

Accrual at June 30, 2002	—	93	93

Payments/utilization of the accrual	—	(14)	(14)
Provision Adjustment	—	(64)	(64)

Accrual at September 30, 2002	—	15	15

Payments/utilization of the accrual	—	(1)	(1)

Accrual at December 31, 2002	—	14	14

Payments/utilization of the accrual	—	(9)	(9)

Accrual at March 31, 2003	$—	$5	$5

Note 5 – Industry and Geographic Segment Information

The following table presents information on revenue and long-lived assets by geography. Revenue is allocated based on the location from which the sale is satisfied and long-lived asset information is based on the physical location of the asset.

	Three Months Ended March 31,		Six Months Ended March 31,
	2003	2002	2003	2002
	(In thousands)		(In thousands)
Net revenues:
United States	$2,459	$2,658	$3,829	$4,004
Canada and Latin America	220	215	397	438
EMEIA (1)	1,394	1,111	2,813	2,071
Asia Pacific	333	372	935	615
Corporate adjustments	(2)	(17)	15	36

Total net revenues	$4,404	$4,339	$7,989	$7,164

	March 31, 2003	September 30, 2002
	(In thousands)
Long-lived assets:
United States	$1,756	1,788
EMEIA (1)	405	428

Total long-lived assets	$2,161	$2,216

(1)	Europe, Middle East, India and Africa

Note 6 – Investments

Available for sale equity securities:

At March 31, 2003, the Company held 505,767 shares of Rainmaker stock. The Company accounts for this investment as available-for-sale, and accordingly, records it at fair market value based on quoted market prices. Any unrealized gains or losses are included as part of accumulated other comprehensive income. The fair market value at March 31, 2003 was $328,749 and cost was $170,830 for an unrealized gain of $157,919. Rainmaker’s common stock is traded on the Nasdaq under the symbol “RMKR”.

Note 7 – Transaction with Caldera

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

During the second quarter of fiscal 2002, the Company signed an agreement with Caldera International to redeem the $8 million note receivable held by the Company for $5 million. The note was originally payable in four quarterly installments of $2 million each, beginning in August 2002. A loss of $3,038,000 was recorded against the gain on Caldera transaction for the redemption of the note receivable.

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

As part of the agreement between the Company and Caldera, various building leases were assigned to Caldera International, however, the Company was a guarantor under such leases which expire in 2005. In the fourth quarter of fiscal 2002 the Company was released from its obligation as guarantor. There were also buildings related to the agreement between the Company and Caldera, where the lease was assigned to the Company and Caldera was a guarantor, for which the Company has in escrow $0.5 million of restricted cash.

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

On February 14, 2002, the Company received a letter from Nasdaq notifying it that for 30 consecutive trading days the price of the Company’s common stock had closed below the minimum bid requirement of $1 per share and that the Company had 90 calendar days to regain compliance with Nasdaq rules. If, by May 15, 2002, the bid price of the Company’s common stock did not close at $1 per share or more for a minimum of 10 consecutive trading days, the Company would be subject to de-listing from Nasdaq. On April 23, 2002 the Company applied to move to the Nasdaq SmallCap Market. The Company’s application for the Nasdaq SmallCap Market was accepted on June 4, 2002 and the Company’s common stock is currently listed on the Nasdaq SmallCap Market. Among other requirements, the listing maintenance standards established by the Nasdaq for its Small Cap Market require that a company’s common stock have a minimum bid price of at least $1.00 per share. On August 14, 2002, the Company received a letter from the NASDAQ giving the Company 180 days to comply with the $1.00 minimum bid rule, or face de-listing. On March 18, 2003 the Company received a letter from Nasdaq stating that the Company would be de-listed. On March 25, 2003 the Company sent a response to Nasdaq stating that the de-listing would be appealed. The appeal letter to Nasdaq was sent on April 8, 2003. The Company appeared before the Nasdaq Listing Qualifications Panel on May 1, 2003, and is awaiting the panel’s determination.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make judgments, assumptions and estimates that affect the amounts reported in our consolidated financial statements and the accompanying notes. Note 3 to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended September 30, 2002 describes the significant accounting policies and methods used in the preparation of the consolidated financial statements for the three fiscal years in the period ended September 30, 2002. The amounts of assets and liabilities reported on our balance sheets and the amounts of revenues and expenses reported for each of our fiscal periods are affected by estimates and assumptions which are used for, but not limited to, the accounting for revenue, bad debts, product returns, certain accrued expenses, restructuring and liabilities and a valuation allowance for deferred tax assets. Actual results could differ from these estimates. The following critical accounting policies are significantly affected by judgments, assumptions and estimates used in the preparation of the condensed consolidated financial statements.

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

Reclassification

Certain prior period amounts have been reclassified to conform to current period presentation. These reclassifications had no significant impact on the financial statements for the periods presented.

Results of Operations

Net Revenues

The Company’s net revenues are derived from software licenses and fees for services.

Net revenues for the three months ended March 31, 2003 increased by 1% to $4.4 million from $4.3 million in the same period in fiscal 2002. Net revenues for the six months ended March 31, 2003 increased by 12% to $8.0 million from $7.2 million in the same period of fiscal 2002. The increase in revenue performance year to date, broken out geographically, was a $0.7 million increase in Europe and $0.3 million increase in Asia. Revenues in the United States decreased $0.2 million. The increase in net revenues was mainly due to larger average transaction size sales to large enterprise and government customers.

License revenues for the three months ended March 31, 2003 were $3.7 million compared to $3.8 million in the same quarter of fiscal 2002, a decrease of 3% from the prior year. License revenues for the six months ended March 31, 2003 were $6.8 million compared to $6.3 million for the same period of fiscal 2002, an increase of 7% from the prior year. The increase in year to date revenues is attributed to an increase in the average transaction size due to increased sales to large enterprise and government customers.

Service revenues increased to $0.7 million for the three months ended March 31, 2003, from $0.5 million in the same period in fiscal 2002, an increase of 39%. Service revenue was 16% of the total revenue for the first fiscal quarter of 2003, compared to 12% for the same period in the prior year. Service revenues increased to $1.2 million for the six months ended March 31, 2003, from $0.9 million in the same period in fiscal 2002, an increase of 41%. Service revenue was 15% of the total revenue for the first six months of 2003, compared to 12% for the same period in the prior year. The increase in service revenues is the result of an increased percentage of customers purchasing service contracts with new product purchases, as well as an increase in the renewal rate.

International revenues were 44% of total revenues for the second quarter of fiscal 2003 and 39% for the same period in the prior year. For the six months ended March 31, 2003, international revenues were 52%, compared to 44% for the same period in the prior year.

Costs and Expenses

Cost of license revenues for the three months ended March 31, 2003 decreased by 47% to $0.1 million from to $0.2 million in the same period of fiscal 2002. For the six months ended March 31, 2003, cost of license revenues decreased by 33% from $0.1 million to $0.2 million in the same period of fiscal 2002. Cost of license revenues decreased because of lower overhead, which is attributable to lower headcount, due to planned reductions in force. There were also lower royalty costs due to favorable product mixes.

Cost of service revenues for the three months ended March 31, 2003 remained flat at $0.3 million compared to the same period in fiscal 2002. Cost of service revenues for the six months ended March 31, 2003 also remained relatively flat at $0.5 million compared to the same period in fiscal 2002. Although actual cost of service revenues remained flat, they declined as a percentage of service revenue, increasing gross margin from 50% in the second quarter of fiscal 2002, to 59% in the second quarter of fiscal 2003. Service gross margin also increased to 56% for the six months ended March 31, 2003, from 42% for the same period of fiscal 2002. The improvement in the services gross margin is a result of higher revenue and lower costs due to headcount reductions and employee pay reductions of 15%.

Total cost of revenues as a percentage of net revenues decreased to 9% in the second quarter of fiscal 2003 from 10% for the same period in fiscal 2002. For the six months ended March 31, 2003, cost of revenues as a percentage of net revenues decreased to 9% from 10% for the same period in fiscal 2002. Cost of revenues as a percentage of net revenue was lower mainly due to improved gross margins for service revenues.

Research and development expenses decreased 31% to $0.9 million in the second quarter of fiscal 2003 from $1.3 million in the comparable quarter of fiscal 2002, and as a percentage of net revenues were 21% and 30%, respectively. For the six months ended March 31, 2003 research and development expenses decreased 38% to $1.9 from $3.1 million in the comparable period of fiscal 2002, and as a percentage of net revenues were 24% and 43%, respectively. The decrease in research and development expenses can be attributed to lower labor costs driven by lower headcount as a result of planned reductions in force. In addition, labor costs were lower because of employee pay reductions of 15%.

Selling, general and administrative expenses decreased 19% to $3.8 million in the second quarter of fiscal 2003 from $4.7 million for the comparable quarter of the prior year. For the six months ended March 31, 2003, selling, general and administrative expenses decreased 32% to $7.5 from $11.1 million in the comparable period of fiscal 2002. The significant decrease in expenses is due mainly to lower labor costs that were driven by lower headcount as a result of a planned reduction in force. In addition, labor costs were lower because of a pay reductions of 15% for employees in Marketing and General and Administrative departments and 7.5% for employees in Sales. Selling, general and administrative expenses as a percentage of net revenues were 87% in the second quarter of fiscal 2003 and 108% in the same period in fiscal 2002. For the six months ended March 31, 2003, selling, general and administrative expenses were 94% of net revenues compared to 155% in the same period of fiscal 2002.

There were no restructuring charges in the second quarter of fiscal 2003 or in the second quarter of fiscal 2002. For the six months ended March 31, 2003, restructuring charges were $1.1 million for a restructuring plan that was initiated in the first quarter of fiscal 2003. For the six months ended March 31, 2002, restructuring charges were $1.7 million for a restructuring plan that was initiated in the first quarter of fiscal 2002. The Company plans to substantially complete these plans by September 30, 2003. The Company cannot assure that its current estimates of costs associated with these restructuring actions will not change during the implementation period.

Interest income, net was $14,000 for the second quarter of fiscal 2003 and $208,000 for the same period in fiscal 2002. For the six months ended March 31, 2003, interest income, net was $46,000 compared to $441,000 for the same period in fiscal 2002. The decrease in interest income, net reflects the lower cash balances held for the quarter and the six month period ended March 31, 2003, as well as the collection of the Caldera note receivable. Interest income was also lower due to a lower average interest rate for the period. In the second quarter of fiscal 2003, the interest rate was approximately 1.2%. In the second quarter of fiscal 2002, the interest rate was approximately 1.65% for cash and 10% for the Caldera Note.

Other income, net was $63,000 in the second quarter of fiscal 2003, compared to $545,000 for the same period of fiscal 2002. For the six months ended March 31, 2003, other income was $49,000 compared to $12,000 for the same period in fiscal 2002.

Loss on Caldera transaction was $3.0 million for the three and six months ended March 31, 2002. This loss related to the early redemption of a note payable from Caldera International.

Loss of equity investment in Caldera was $4.0 million for the six months ended March 31, 2002. This loss reflected the Company’s portion of Caldera International’s losses.

Income tax provision was $0.1 million for the second quarter of fiscal 2003 compared to a benefit of $0.8 million for the same period in fiscal year 2002. For the six months ended March 31, 2003 there was an income tax provision of $0.2 million compared to an income tax benefit of $0.8 million for the same period of fiscal 2002. The tax provision for the three and six months ended March 31, 2003, reflects foreign taxes payable. The tax benefit for the six months ended March 31, 2002 reflects a benefit due to a change in U.S. tax law enacted in March 2002 as well as benefit for the reduction of foreign audit issues.

Net loss for the second quarter of fiscal 2003 was $0.7 million compared to net loss of $3.6 million for the same quarter of fiscal 2002. For the six months ended March 31, 2003, net loss was $3.3 million compared to $15.3 million for the same period of fiscal 2002. The decrease in net loss is primarily due to higher revenues and lower operating expenses, and the absence of losses for the investment in Caldera. The losses for the investment in Caldera were $3.0 million for the three months ended March 31, 2002 and $7.0 million for the six months ended March 31, 2002.

Liquidity and Capital Resources

Cash, cash equivalents and short-term investments were $1.7 million at March 31, 2003, representing 17% of total assets. The decrease in cash and cash equivalents of $5.4 million from September 30, 2002 is mainly due to operating losses of $3.3 million, a prepayment of royalties of $0.3 million, an increase in accounts receivable of $1.7 million, and a decrease in other payables – Caldera of $0.4 million. The Company’s operating activities used cash of $5.3 million in the first six months of fiscal 2003, compared to $9.0 million used for operating activities in the first six months of fiscal 2002. The decrease in the cash used for operating activities is due to the significant reduction in operating loss from the first six months of fiscal 2002 as compared to the first six months of fiscal 2003. The operating loss was $3.3 million in the first six months of fiscal 2003 compared to a loss of $15.2 million in the first six months of fiscal 2002. Cash used in investing activities was $0.1 million in the first six months of fiscal 2003 compared to cash provided from investing activities of $2.8 million in the first six months of fiscal 2002. The decrease in cash provided by investing activities was due primarily to the proceeds received from the sale of Caldera common stock of $2.9 million, which were included in the results for the first six months of fiscal 2002. Negligible cash was provided by financing activities in the first six months of fiscal 2003 compared to $0.3 million used for financing activities in the first six months of fiscal 2002.

The Company’s days sales outstanding (“DSO”) at March 31, 2003 was 98, an increase of 24 days from March 31, 2002. DSO is calculated using revenues for the quarter, and net accounts receivable at the end of the quarter. The increase in DSO was due to an increase in past due receivables. The unreserved past due accounts receivable increased from $0.2 million at March 31, 2002 to $0.7 million at March 31, 2003.

On February 14, 2002, the Company received a letter from Nasdaq notifying it that for 30 consecutive trading days the price of the Company’s common stock had closed below the minimum bid requirement of $1 per share and that the Company had 90 calendar days to regain compliance with Nasdaq rules. If, by May 15, 2002, the bid price of the Company’s common stock did not close at $1 per share or more for a minimum of 10 consecutive trading days, the Company would be subject to de-listing from Nasdaq. On April 23, 2002 the Company applied to move to the Nasdaq SmallCap Market. The Company’s application for the Nasdaq SmallCap Market was accepted on June 4, 2002 and the Company’s common stock is currently listed on the Nasdaq SmallCap Market. Among other requirements, the listing maintenance standards established by the Nasdaq for its SmallCap Market require that a company’s common stock have a minimum bid price of at least $1.00 per share. On August 14, 2002, the Company received a letter from the NASDAQ giving the Company 180 days to comply with the $1.00 minimum bid rule, or face de-listing. On March 18, 2003 the Company received a letter from Nasdaq stating that the Company would be de-listed. On March 25, 2003 the Company sent a response to Nasdaq stating that the de-listing would be appealed. The appeal letter to Nasdaq was sent on April 8, 2003. The Company appeared before the Nasdaq Listing Qualifications Panel on May 1, 2003, and is awaiting the panel’s determination.

The Company has operating lease commitments of $1.9 million in fiscal 2003. See Note 10 of the Company’s Form 10K for the fiscal year ended September 30, 2002 for operating lease commitments beyond fiscal 2003.

Revenues have increased from $7.2 million in the first six months of fiscal 2002 to $8.0 million in the first six months of fiscal 2003. Losses from operations were $3.3 million for the first six months of fiscal 2003, and $9.4 million for the first six months of 2002. The Company has incurred net losses of approximately $3.3 million during the first six months of fiscal 2003 and $15.3 million during the first six months of fiscal 2002. Net cash used for operating activities was $5.3 million in the first six months of fiscal 2003 and $9.0 million used in the first six months of fiscal 2002. The Company has an accumulated deficit of $118.1 million as of March 31, 2003. These conditions, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

Since its release in fiscal 1997, annual Tarantella Products revenues have generated positive year-over-year growth. Excluding Server Software, CID and related services, Tarantella Products license and service revenues for the first six months of fiscal 2003 increased 12% from the same period in fiscal 2002. While growing Tarantella Products licenses and services revenues year over year, the Company’s management has reduced its operating expenses by 33% in the first six months of fiscal 2003 over the first six months of fiscal 2002. The Company is continuing to drive down expenses through its restructuring plans as described in Note 4 to the accompanying condensed consolidated financial statements.

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

Factors That May Affect Future Results

Set forth below and elsewhere in this filing and in other documents the Company files with the SEC are risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward-looking statements in this filing.

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

Although the Company’s revenues are predominantly in U.S. dollars, substantial portions of the Company’s revenues are derived from sales to customers outside the United States. Trade sales to international customers represented 52%, 44% and 52% of total revenues for the first six months of fiscal 2003, 2002 and 2001 respectively. The Company’s revenues can be affected by general economic conditions in the United States, Europe and other international markets. Also, portions of the Company’s operating expenses are transacted in foreign currencies. The Company’s operating strategy and pricing take into account changes in exchange rates over time. However, the Company’s results of operations may be significantly affected in the short term by fluctuations in foreign currency exchange rates.

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

On February 14, 2002, the Company received a letter from Nasdaq notifying it that for 30 consecutive trading days the price of the Company’s common stock had closed below the minimum bid requirement of $1 per share and that the Company had 90 calendar days to regain compliance with Nasdaq rules. If, by May 15, 2002, the bid price of the Company’s common stock did not close at $1 per share or more for a minimum of 10 consecutive trading days, the Company would be subject to de-listing from Nasdaq. On April 23, 2002 the Company applied to move to the Nasdaq SmallCap Market. The Company’s application for the Nasdaq SmallCap Market was accepted on June 4, 2002 and the Company’s common stock is currently listed on the Nasdaq SmallCap Market. Among other requirements, the listing maintenance standards established by the Nasdaq for its Small Cap Market require that a company’s common stock have a minimum bid price of at least $1.00 per share. On August 14, 2002, the Company received a letter from the NASDAQ giving the Company 180 days to comply with the $1.00 minimum bid rule, or face de-listing. On March 18, 2003 the Company received a letter from Nasdaq stating that the Company would be de-listed. On March 25, 2003 the Company sent a response to Nasdaq stating that the de-listing would be appealed. The appeal letter to Nasdaq was sent on April 8, 2003. The Company appeared before the Nasdaq Listing Qualifications Panel on May 1, 2003, and is awaiting the panel’s determination.

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

Recent Accounting Pronouncements

In December 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure” (“SFAS 148”). SFAS 148 amends FASB Statement No. 123, “Accounting for Stock-Based Compensation (“SFAS 123”).” Although it does not require use of fair value method of accounting for stock-based employee compensation, it does provide alternative methods of transition. It also amends the disclosure provisions of SFAS 123 Accounting Principles Board (“APB”) Opinion No. 28, “Interim Financial Reporting (“APB 28”),” to require disclosure in the summary of significant accounting policies of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. SFAS 148’s amendment of the transition and annual disclosure requirements is effective for fiscal years ending after December 15, 2002. The amendment of disclosure requirements of Opinion No. 28 became effective for interim periods beginning after December 15, 2002. Management does not intend to adopt the fair value accounting provisions of SFAS 123 and currently believes that the adoption of SFAS 148 will not have a material impact on the Company’s financial position or results of operations. The Company adopted this standard for its second quarter of fiscal 2003. Adoption of SFAS 148 required expanded disclosure to include the effect of stock-based compensation in interim reporting beginning with the Company’s quarter ending March 31, 2003.

Stock Based Compensation

We account for of stock-based compensation arrangements under the provisions of Accounting Principles Board (“APB”) Opinion No. 25 “Accounting for Stock Issued to Employees” for our fixed stock option plan and employee stock purchase plan and accordingly, have not recognized compensation cost in the accompanying consolidated statement of operations for options issued at fair value. SFAS 123, permits the use of either a fair value based method or the intrinsic value method to measure the expense associated with stock-based compensation arrangements.

In accordance with the interim disclosure provisions of SFAS 148, the pro forma effect on our net loss had compensation expense been recorded for the three and six months ended March 31, 2003 and 2002, respectively, as determined under the fair value method, is shown below (in thousands, except per share amounts):

	Three Months Ended March 31,		Six Months Ended March 31,
	2003	2002	2003	2002
	(In thousands, except per share data)

Net loss, as reported	$(710)	$(3,609)	$(3,343)	$(15,269)
Add: Stock-based employee compensation expense included in reported net loss, net of related tax effects	0	0	0	595
Less: Total stock-based employee compensation expense determined under fair value based method for all awards	(1,363)	(1,799)	(2,756)	(3,650)

Pro forma net loss	$(2,073)	$(5,408)	$(6,099)	$(18,324)

Basic and diluted net loss per share:
As reported	$(0.02)	$(0.09)	$(0.08)	$(0.38)
Pro forma	$(0.05)	$(0.13)	$(0.15)	$(0.46)

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model. The principal determinants of option pricing are: fair market value of our common stock at the date of grant, expected volatility, risk-free interest rate, expected option lives and dividend yields. Weighted average assumptions employed by us were: expected volatility of 94% for the three and six months ended March 31, 2003 and 2002, respectively, and a risk-free interest rate of 2.75% and 3.73% for the three and six months ended March 31, 2003 and 2002, respectively. In addition, we assumed an expected option life of 4 years for non-executive employees and 5 years for executive employees and assumed no dividend yield for both periods.

In November 2002, FASB issued Interpretation 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (FIN45). The Interpretation elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value, or market value, of the obligations it assumes under the guarantee and must disclose that information in its interim and annual financial statements. The provisions related to recognizing a liability at inception of the guarantee for the fair value of the guarantor’s obligations do not apply to product warranties or to guarantees accounted for as derivatives. The initial recognition and initial measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002. The adoption of this statement did not have a material impact on the Company’s financial position or results of operations.

As discussed in Note 7, as part of the agreement between the Company and Caldera, various building leases were assigned to Caldera International, however, the Company was a guarantor under such leases which expire in 2005. In the fourth quarter of fiscal 2002 the Company was released from its obligation as guarantor. There were also buildings related to the agreement between the Company and Caldera, where the lease was assigned to the Company and Caldera was a guarantor, for which the Company has in escrow $0.5 million of restricted cash.

In June 2002, the FASB issued “SFAS” No. 146, “Accounting for Costs Associated with Exit or Disposal Activities (“SFAS 146”)”, which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring) (“EITF 94-3”).” SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF 94-3, a liability for an exit cost, as defined in EITF 94-3, was recognized at the date of an entity’s commitment to an exit plan. SFAS 146 also establishes that the liability should initially be measured and recorded at fair value. The Company adopted the provisions of SFAS 146 for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS 146 may affect the timing of recognizing future restructuring costs as well as the amounts recognized.

In October 2001, the FASB issued SFAS No. 144, “Accounting for Impairment of Long-Lived Assets (SFAS 144”)”. SFAS 144 supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” and addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement is effective for fiscal years beginning after December 15, 2001. The Company adopted SFAS 144 on October 1, 2002. The adoption of this statement did not have a material impact on the Company’s financial position or results of operations.

In June 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets (“SFAS 142”).” SFAS No. 142 addresses the recognition and measurement of goodwill and other intangible assets subsequent to their acquisition. SFAS 142 also addresses the initial recognition and measurement of intangible assets acquired outside of a business combination whether acquired individually or with a group of other assets. Goodwill and intangible assets previously recorded on the Company’s consolidated financial statements are affected by the provisions of SFAS 142. SFAS 142 became effective for the Company’s current fiscal year. As the Company does not currently have any goodwill or intangible assets, this statement did not impact the Company’s financial position or results of operations.

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

Not applicable

Item 3.    Defaults Upon Senior Securities

Not applicable

Item 4.    Submission of Matters to a Vote of Security Holders

The Company held a meeting of shareholders on February 27, 2003. Proxies representing 38,038,929 shares of Common Stock or 93% of the total outstanding shares were tabulated. The following matters were voted on by the shareholders and the results are indicated:

Proposal I (Election of Directors).

Nominees:	FOR	AGAINST
Ninian Eadie	35,097,306 (92%)	2,941,623 (8%)
Ronald Lachman	34,487,344 (91%)	3,551,585 (9%)
Robert M. McClure	34,908,369 (92%)	3,130,560 (8%)
Douglas L. Michels	34,212,512 (90%)	3,826,417 (10%)
Alok Mohan	34,464,984 (91%)	3,573,945 (9%)
R. Duff Thompson	35,090,183 (92%)	2,948,746 (8%)
Gilbert P. Williamson	34,853,548 (92%)	3,185,381 (8%)

The following matters were approved by the shareholders by the votes indicated:

Proposal IV (To renew the Option Plan, the 1993 Director Option Plan (the “Director Option Plan”) and the Purchase Plan for additional ten (10) year terms and to approve the material terms of the Option Plan.)

FOR	AGAINST	ABSTAIN	BROKER NON-VOTE *
14,784,732	3,947,829	1,757,274	17,549,094

Proposal V (To approve the grant of discretionary authority to the Company’s Board of Directors to amend the Company’s amended and restated certificate of incorporation to effect a reverse stock split of the Company’s Common Stock in one of the following ratios: one-for-five, one-for-eight, one-for-twelve or one-for-fifteen, with the exact ratio to be set by the Board of Directors in its sole discretion at such a time as it may elect to effectuate a reverse stock split).

FOR	AGAINST	ABSTAIN
34,988,912	1,478,444	1,571,573

Proposal VI (To ratify the appointment of Deloitte & Touche LLP as independent public accountants of the Company for the fiscal year ending September 30, 2003).

FOR	AGAINST	ABSTAIN
36,159,868	231,351	1,647,710

The following matters were not approved by the shareholders by the votes indicated:

Proposal II (To amend the 1994 Incentive Stock Option Plan (the “Option Plan”) to increase the number of shares of Common Stock reserved for issuance thereunder by one million (1,000,000) shares for a total reserved for issuance under the Option Plan of twenty-two million, five hundred and thirteen thousand, six hundred and sixty-five (22,513,665) shares.

FOR	AGAINST	ABSTAIN	BROKER NON-VOTES *
15,014,663	3,808,730	1,666,442	17,549,094

Proposal III (To amend the Employee Stock Purchase Plan (the “Purchase Plan”) to increase the number of shares of Common Stock reserved for issuance thereunder by five hundred (500,000) shares for a total reserved for issuance under the Purchase Plan of five million, seven hundred and fifty thousand (5,750,000) shares.

FOR	AGAINST	ABSTAIN	BROKER NON-VOTE *
15,869,332	2,966,813	1,653,690	17,549,094

On the record date December 31, 2002 there were 41,028,264 shares of the Company’s Common Stock issued and outstanding entitled to be voted at the Annual Meeting if represented.

* Broker non-votes are shares held by brokers that are present but not voted because the brokers were prohibited from exercising discretionary authority. Broker non-votes are counted for purposes of determining the presence or absence of a quorum, but were not counted for purposes of determining the number of votes cast with respect to the proposal.

Item 5.    Other Information

Not applicable

Item 6.    Exhibits and Reports on Form 8-K

Exhibits

Exhibit 99.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER

PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Douglas L. Michels, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of Tarantella, Inc. on Form 10-Q for the fiscal quarter ended March 31, 2003 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Quarterly Report on Form 10-Q fairly presents in all material respects the financial condition and results of operations of Tarantella, Inc.

By:	/s/ DOUGLAS L. MICHELS
Name:	Douglas L. Michels
Title:	Chief Executive Officer
Date:	May 14, 2003

I, Randall Bresee, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of Tarantella, Inc. on Form 10-Q for the fiscal quarter ended March 31, 2003 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Quarterly Report on Form 10-Q fairly presents in all material respects the financial condition and results of operations of Tarantella, Inc.

By:	/s/ RANDALL BRESEE
Name:	Randall Bresee
Title:	Chief Financial Officer
Date:	May 14, 2003

Reports on Form 8-K

The Company filed no Report on Form 8-K’s during the quarter ended March 31, 2003.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Tarantella, Inc.

By:	/s/ Randall Bresee
Randall Bresee
Senior Vice President, Chief Financial Officer
May 14, 2003

By:	/s/ Jenny Twaddle
Jenny Twaddle
Vice President, Corporate Controller
May 14, 2003

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

Date: May 14, 2003

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses

Date: May 14, 2003

/s/ Randall Bresee
Randall Bresee
Senior Vice President, Chief Financial Officer