Form 10-Q
period 2003-06-30
TARANTELLA INC
filed 2004-03-08
CIK 851560

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2003

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From __________ to __________

Commission File Number 0-21484

TARANTELLA, INC.

(Exact name of registrant as specified in this charter)

CALIFORNIA	94-2549086
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

425 Encinal Street, Santa Cruz, California	95060
(Address of principal executive office)	(Zip Code)

Registrant’s telephone number, including area code (831) 427-7222

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

As of December 31, 2003, registrant had 15,279,271 shares of Common Stock outstanding.

TARANTELLA, INC.

FORM 10-Q

For the Quarterly Period Ended June 30, 2003

Part I. Financial Information

Item I. Financial Statements

TARANTELLA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2003	2002	2003	2002
	(Unaudited)
Net revenues:
Licenses	$3,059	$2,940	$8,996	$9,224
Services	693	710	1,931	1,590

Total net revenues	3,752	3,650	10,927	10,814

Cost of revenues:
Licenses	(14)	127	124	356
Services	305	360	854	867

Total cost of revenues	291	487	978	1,223

Gross margin	3,461	3,163	9,949	9,591

Operating expenses:
Research and development	1,062	1,322	2,955	4,375
Selling, general and administrative	3,308	4,642	10,709	15,733
Restructuring charge	101	—	1,248	1,718

Total operating expenses	4,471	5,964	14,912	21,826

Operating loss	(1,010)	(2,801)	(4,963)	(12,235)

Other income (expense):
Interest income, net	4	36	50	477
Other income (expense), net	(118)	444	(69)	(894)
Gain (loss) on sale of divisions to Caldera	—	445	—	(2,593)
Gain on sale of Caldera common stock	—	3,141	—	4,491
Loss on equity investment in Caldera	—	—	—	(4,010)

Total other income (expense)	(114)	4,066	(19)	(2,529)

Income (loss) before income taxes	(1,124)	1,265	(4,982)	(14,764)

Income tax expense (benefit)	122	—	280	(760)

Net income (loss)	$(1,246)	$1,265	$(5,262)	$(14,004)

Other comprehensive income:
Unrealized gain on available for sale securities	$71	$5	$177	$70
Foreign currency translation adjustment	28	8	6	24

Total other comprehensive income	99	13	183	94

Comprehensive income (loss)	$(1,147)	$1,278	$(5,079)	$(13,910)

Earnings (loss) per share:
Basic	$(0.14)	$0.16	$(0.63)	$(1.74)
Diluted	$(0.14)	$0.15	$(0.63)	$(1.74)
Shares used in earnings (loss) per share calculation:
Basic	8,764	8,114	8,403	8,069
Diluted	8,764	8,548	8,403	8,069

See accompanying notes to condensed consolidated financial statements.

TARANTELLA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2003	September 30, 2002
		(As restated, see note 2)
(In thousands)	(Unaudited)

Assets
Current assets:
Cash and cash equivalents	$4,594	$7,055
Available-for-sale equity securities	400	223
Trade receivables, net of allowance for doubtful accounts of $759 at June 30, 2003 and $340 at September 30, 2002	3,106	2,686
Caldera and other receivables	321	229
Prepaids and other current assets	811	780

Total current assets	9,232	10,973

Property and equipment, net	897	1,214
Restricted cash	—	500
Acquired intangible assets, net	1,381	—
Goodwill	2,364	—
Other assets	387	567

Total assets	$14,261	$13,254

Liabilities and shareholders’ equity
Current liabilities:
Trade payables	$656	$448
Royalties payable	21	202
Royalties payable— former New Moon shareholders	1,784	—
Income taxes payable	591	581
Accrued restructuring charges	542	871
Other payables—Caldera	—	400
Accrued expenses and other current liabilities	4,454	3,963
Deferred revenues	1,679	945

Total current liabilities	9,727	7,410

Long-term deferred revenues	49	33

Total long-term liabilities	49	33

Shareholders’ equity:
Preferred stock, authorized 20,000 shares; no shares issued and outstanding	—	—
Common stock, no par value, authorized 100,000 shares; issued and outstanding 9,948 shares at June 30, 2003 and 8,206 shares at September 30, 2002	124,597	120,844
Accumulated other comprehensive income	300	117
Accumulated deficit	(120,412)	(115,150)

Total shareholders’ equity	4,485	5,811

Total liabilities and shareholders’ equity	$14,261	$13,254

See accompanying notes to condensed consolidated financial statements.

TARANTELLA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended June 30,
	2003	2002
(In thousands)	(Unaudited)
Cash flows from operating activities:
Net loss	$(5,262)	$(14,004)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	595	714
Foreign currency exchange loss (gain)	(18)	36
Gain on sale of marketable security	—	(4,491)
Loss on disposal of property and equipment	82	284
Loss on sale of divisions to Caldera	—	2,593
Equity losses in Caldera	—	4,010
Impairment of equity investments	—	796
Stock compensation expense	—	733
Changes in operating assets and liabilities, net of acquisition of New Moon Systems (Note 10):
Trade receivables	(298)	1,077
Other receivables	(92)	—
Prepaids and other current assets	60	—
Other assets	680	153
Trade payables	(227)	(238)
Royalties payable	(181)	(279)
Income taxes payable	10	(159)
Accrued restructuring expenses	(329)	128
Accrued expenses and other current liabilities	(754)	(3,621)
Other payables—Caldera	(400)	—
Deferred revenues	638	(102)
Other long-term liabilities	—	(760)

Net cash used in operating activities	(5,496)	(13,130)

Cash flows from investing activities:
Net cash received from the New Moon acquisition	3,323	—
Royalty payment—New Moon shareholders	(43)	—
Sales of short-term investments and marketable securities	—	2,000
Purchases of property and equipment	(152)	(153)
Purchases of software and technology licenses	—	(4)
Proceeds from sale of marketable securities	—	1,531
Proceeds from sale of divisions to Caldera	—	4,451

Net cash provided by investing activities	3,128	7,825

Cash flows from financing activities:
Payments on capital lease obligations	(220)	(2)
Net proceeds from issuance of common stock	139	94

Net cash provided by (used in) financing activities	(81)	92

Effects of exchange rate changes on cash and cash equivalents	(12)	2

Decrease in cash and cash equivalents	(2,461)	(5,211)
Cash and cash equivalents at beginning of period	7,055	12,100

Cash and cash equivalents at end of period	$4,594	$6,889

Supplemental disclosure of cash flow information:
Cash paid:
Income taxes	$305	$424
Interest	2	20
Non-cash financing and investing activities:
Unrealized gain on available-for-sale equity securities	177	70
Product sale exchanged for equity investment	—	375
Shares issued for acquisition of New Moon Systems (Note 10)	3,614	—
Royalties payable—New Moon Systems shareholders	1,784

See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Basis of Presentation

Tarantella, Inc. (the “Company”) is a leading provider of Internet infrastructure software that enables web-based access to enterprise applications from virtually any client device. Headquartered in Santa Cruz, California, Tarantella operates development centers in the United States, the United Kingdom and India with sales representatives in the U.S., U.K., Germany, Mexico, Canada, France, Spain and Italy. Tarantella products are sold through an integrated worldwide channel of Tarantella account executives, distributors, value-added resellers, systems integrators and computer and software manufacturers. Tarantella maintains exclusive distribution relationships in Japan as well as distribution and agent relationships in China, Northern and Southeast Asia. In total, Tarantella products are available through resellers in more than 30 countries.

The Company was incorporated in 1979 as a California Corporation under the name The Santa Cruz Operation (“SCO”), Inc. On May 4, 2001, SCO completed the sale of its Server Software and Professional Services Divisions to Caldera Systems, Inc., retaining the Tarantella Division. A new company, Caldera International, was formed which combined the assets acquired from SCO with the assets of Caldera Systems. Upon the completion of the sale, SCO changed its corporate name to Tarantella, Inc.

The company’s flagship product, Tarantella Enterprise 3, a UNIX/Linux-based application access suite, is installed in corporations and governmental agencies around the world. Tarantella Enterprise 3 was introduced to the marketplace in 2001. Earlier client integration products, which are part of the Vision2K Suite, were introduced in the late 1990s and are currently still available. In June 2003, Tarantella acquired New Moon Systems Inc, and added New Moon Canaveral™ iQ from Tarantella ® (“Canaveral iQ”) to its product offering. Canaveral iQ is a Windows-based application access suite, intended for small to mid-sized business customers and departmental deployments with Windows-only infrastructure. In aggregate, Tarantella boasts over 12,000 customer sites including several of the most respected brands in the Fortune magazine Global 2000.

In the opinion of management, the accompanying unaudited condensed consolidated statements of operations, balance sheets and statements of cash flows include all material adjustments (consisting of normal recurring adjustments) which the Company considers necessary for a fair presentation of its financial condition and results of operations as of and for the interim periods presented. The financial statements include the accounts of the Company and its wholly owned subsidiaries after all material intercompany balances and transactions have been eliminated. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s 2002 Annual Report on Form 10-K. The consolidated interim results presented are not necessarily indicative of results to be expected for a full year. The September 30, 2002 balance sheet was derived from restated audited financial statements, and is included for comparative purposes. The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X.

Reclassification

Certain prior period amounts have been reclassified to conform to current period presentation. These reclassifications had no significant impact on the financial statements for the periods presented.

Going concern and management’s plans

The condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Losses from operations were $1.0 million for the third quarter of fiscal 2003, and $2.8 million for the third quarter of fiscal 2002. The Company has incurred net losses of approximately $5.3 million during the first nine months of fiscal 2003 and $14.0 million during the first nine months of fiscal 2002. Net cash used for operating activities was $5.5 million in the first nine months of fiscal 2003 and $13.1 million in the first nine months of fiscal 2002. The Company has negative working capital of $0.5 million at June 30, 2003 and an accumulated deficit of $120.4 million as of June 30, 2003 compared to $115.2 million as of September 30, 2002. These conditions, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The condensed consolidated financial statements do not reflect any adjustments that might be required as a result of this uncertainty.

While growing Tarantella products licenses and services revenues year over year, the Company’s management has reduced its operating expenses by 32% in the first nine months of fiscal 2003 over the first nine months of fiscal 2002. The Company has driven down expenses through its restructuring plans as described in Note 5. The Company’s management believes that, based on its current plans, its existing cash and cash equivalents, short-term investments, cash received from private placement transactions, and funds generated from operations will be sufficient to meet the Company’s operating requirements for the next twelve months. Although the Company’s current business plan does not foresee the need for further financing activities to fund the Company’s operations for the foreseeable future, due to risks and uncertainties in the market place, the Company may need to raise additional capital. Management cannot be assured that additional financing will be available when it is needed.

Revenue Recognition

The Company’s revenue is derived primarily from two sources, across many industries: (i) product license revenue, derived primarily from product sales to resellers and end users, including large scale enterprises and royalty revenue, derived primarily from initial license fees, ongoing royalties from product sales by source code OEMs, and software updates; and (ii) services and support revenue, derived primarily from support and education and consulting services to end users.

The Company accounts for revenue under the provisions of AICPA Statement of Position (“SOP”) 97-2, Software Revenue Recognition, as amended. Product revenue is recognized upon shipment if evidence of an arrangement exists, the fee is fixed and determinable and collection of resulting receivables is probable. Sales to distributors are recognized upon sale by the distributor to resellers or end users. In certain instances when distributors waive their right to return product, revenue is recognized upon shipment if evidence of an arrangement exists, the fee is fixed and determinable and collection of resulting receivables is probable. Estimated product returns are recorded upon recognition of revenue from customers having rights of return, including exchange rights for unsold products and product upgrades.

Software revenue is recognized using the residual method. Under the residual method revenue is recognized if vendor specific objective evidence of fair value exists for all the undelivered elements in an arrangement. Vendor specific objective evidence of fair value is based on the price when the element is sold separately or, if not sold separately, is established by management. The fair value of services and post contract support is determined based upon separate sales and renewal rates set forth in the contract, respectively.

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

Note 2—Restatement

Subsequent to the issuance of the Company’s consolidated financial statements for the fiscal year ended September 30, 2002, the three months ended December 31, 2002 and the three and six months ended March 31, 2003, the Company’s management determined that the accounting treatment initially afforded to certain transactions was not correct. As a result, the accompanying condensed consolidated financial statements have been restated as described below.

During the third quarter of fiscal 2003 the Company announced that it had become aware of business practices in the Company’s Northern European territory that required immediate changes in sales personnel within the region and certain internal controls. After conducting an internal review of certain transactions in the Northern European territory, as well as other domestic and international transactions, the Company’s management determined it was necessary to restate revenues recorded in previous interim periods of fiscal 2003 and the fourth quarter of fiscal 2002. There were seven revenue transactions in Europe that did not sell out of the Company’s distributor, as the Company had previously believed. There were three revenue transactions totaling $0.2 million in the fourth quarter of fiscal 2002, two transactions totaling $0.2 in the first quarter of fiscal 2003, and two transactions totaling $0.2 million in the second quarter of fiscal 2003. Since sales to distributors are recognized upon sell out by the distributor to resellers or end users, revenue for these transactions was reversed. Two of these transactions sold out of inventory in subsequent quarters and revenue was recognized and products related to five of these transactions have been returned to the Company.

There were also two additional transactions in the first quarter of fiscal 2003 in the United States totaling $0.2 million where the terms of the original transaction were amended. The amendment requires that the Company recognize such revenue no earlier than receipt of payment, which occurred in the third quarter of fiscal 2003 for both transactions.

In addition, as part of the internal revenue investigation, the Company determined that there was one revenue transaction in the fourth quarter of fiscal 2002 totaling $0.3 million, and two revenue transactions, one in the first quarter and one in the second quarter of fiscal 2003, totaling $0.2 million, for one customer, that should have been recorded when cash was received, as the customer’s ability to pay was not certain. One transaction was later paid through a barter transaction, however revenue was not recognized as the barter arrangement was determined to be a reciprocal arrangement. Two of these transactions remain unpaid and revenue will be recognized upon receipt of cash.

As a result of the reversal of these revenues in the fourth quarter of fiscal 2002, the first quarter of fiscal 2003 and the second quarter of fiscal 2003, there was also a reversal of the cost of goods sold, commission expense and cooperative (“COOP”) advertising expense associated with these revenues.

The Company also corrected for amounts it determined were incorrectly recorded in the fourth quarter of 2002. These adjustments included (i) an over accrual for commission and bonus expenses, (ii) an under accrual for miscellaneous expenses, and (iii) incorrectly recorded accelerated depreciation for an asset acquired. The depreciation error also impacted the first two quarters in fiscal 2003.

In addition, the Company has made certain reclassifications to correct the prior year financial statements. These reclassifications relate to the classification of customer credits issued and long-term deposits.

The Company is in contact with the Securities & Exchange Commission in connection with an informal inquiry related to the events leading up to the Company’s restatement.

A summary of the significant effects of the restatements on previously reported condensed consolidated financial statements is as follows:

(In thousands)	September 30 2002

	As Previously Reported *	As Restated
Trade receivables, net	$3,045	$2,686
Caldera and other receivables	236	229
Prepaids and other current assets	823	780
Total current assets	11,382	10,973
Property and equipment, net	1,192	1,214
Other assets	524	567
Total assets	13,598	13,254
Royalties payable	212	202
Accrued expenses and other current liabilities	3,892	3,963
Total current liabilities	7,349	7,410
Accumulated deficit	(114,745)	(115,150)
Total shareholders’ equity	6,216	5,811
Total liabilities and shareholders’ equity	13,598	13,254

*	Amounts as previously reported reflect reclassifications made to conform to current year presentation.

Note 3—Recent Accounting Pronouncements

In June 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”), which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)” (“EITF 94-3”). SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF 94-3, a liability for an exit cost, as defined in EITF 94-3, was recognized at the date of an entity’s commitment to an exit plan. SFAS 146 also establishes that the liability should initially be measured and recorded at fair value. The Company adopted the provisions of SFAS 146 for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS 146 may affect the timing of recognizing future restructuring costs as well as the amounts recognized.

In November 2002, FASB issued FASB Interpretation 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”. The Interpretation elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value, or market value, of the obligations it assumes under the guarantee and must disclose that information in its interim and annual financial statements. The provisions related to recognizing a liability at inception of the guarantee for the fair value of the guarantor’s obligations do not apply to product warranties or to guarantees accounted for as derivatives. The initial recognition and initial measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002. The adoption of this statement did not have a material impact on the Company’s financial position or results of operations. The Company provides disclosures required by FIN 45 in Note 12 to the condensed consolidated financial statements.

In May 2003, the EITF reached a consensus on EITF Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables”. This Issue addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. This Issue addresses when and how an arrangement involving multiple deliverables should be divided into separate units of accounting. The guidance in this Issue is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of these provisions did not have a material effect on the Company’s financial position or results of operations.

In January 2003 the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities” and a revised interpretation of FIN No. 46 (FIN No. 46-R”) in December 2003. FIN No. 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. Should the Company form a variable interest entity, FIN No. 46-R will be effective at that time, but not later than the quarter ending March 31, 2004.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise became effective for the Company July 1, 2003. The adoption of SFAS No. 150 did not have a material effect on the Company’s financial position or results of operations.

Stock Based Compensation

The Company accounts for stock-based compensation arrangements under the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” for its fixed stock option plan and employee stock purchase plan and accordingly, has not recognized compensation cost in the accompanying condensed consolidated statement of operations for options issued at fair value. SFAS No. 123 permits the use of either a fair value based method or the intrinsic value method to measure the expense associated with stock-based compensation arrangements. The Company has recognized stock compensation costs for stock options granted at less than fair value on the date of grant.

In accordance with the interim disclosure provisions of SFAS No. 148, the pro forma effect on the Company’s net income (loss) had compensation expense been recorded for the three and nine months ended June 30, 2003 and 2002, respectively, as determined under the fair value method, is shown below (in thousands, except per share amounts):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2003	2002	2003	2002
	(In thousands, except per share data)
Net income (loss), as reported	$(1,246)	$1,265	$(5,262)	$(14,004)
Add: Stock-based employee compensation expense included in reported net loss, net of related tax effects	10	0	10	595
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,314)	(1,670)	(4,069)	(5,320)

Pro forma net loss	$(2,550)	$(405)	$(9,321)	$(18,729)

Net income (loss) per share as reported

Basic	$(0.14)	$0.16	$(0.63)	$(1.74)

Diluted	(0.14)	$0.15	(0.63)	$(1.74)

Pro forma net loss per share

Basic	(0.29)	$(0.05)	(1.11)	$(2.32)

Diluted	(0.29)	$(0.05)	(1.11)	$(2.32)

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model. The principal determinants of option pricing are fair market value of the Company’s common stock at the date of grant, expected volatility, risk-free interest rate, expected option lives and dividend yields. Weighted average assumptions employed by the Company were: expected volatility of 100% for the three and nine months ended June 30, 2003, 94% for the three and nine months ended June 2002, and a risk-free interest rate of 2.27% and 3.73% for the three and nine months ended June 30, 2003 and 2002, respectively. In addition, the Company assumed an expected option life of four years for non-executive employees and five years for executive employees and assumed no dividend yield for both periods.

Note 4—Earnings Per Share Disclosures

Basic and diluted earnings per share (“EPS”) were calculated as follows for the three months and nine months ended June 30, 2003 and 2002 (in thousands, except per share data):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2003	2002	2003	2002
Basic:
Net income (loss)	$(1,246)	$1,265	$(5,262)	$(14,004)

Weighted average shares	8,764	8,114	8,403	8,069
Earnings (loss) per share	$(0.14)	$0.16	$(0.63)	$(1.74)

Diluted:
Net income (loss)	$(1,246)	$1,265	$(5,262)	$(14,004)

Weighted average shares	8,764	8,114	8,403	8,069
Common equivalent shares from stock options and warrants	—	434	—	—

Shares used in per share calculation	8,764	8,548	8,403	8,069

Earnings (loss) per share	$(0.14)	$0.15	$(0.63)	$(1.74)

Options and warrants outstanding, not included in computation of diluted EPS because the exercise price was greater than the average market price	1,400	1,962	2,113	1,994

Options outstanding, not included in computation of diluted EPS because their inclusion would have an anti-dilutive effect due to net loss during the period.	1,528	—	845	857

Note 5—Accrued Restructuring Charges

Fiscal 2003

On June 5, 2003, the Company announced a restructuring plan, which resulted in a charge of $0.2 million. On June 5, 2003 the Company acquired New Moon Systems Inc. (“New Moon”). In order to keep spending levels flat with pre-acquisition levels, the Company assessed the overall resource requirements for the combined business and reduced infrastructure accordingly.

The entire restructuring charge of $0.2 million was for severance, related to the elimination of 12 positions. The positions eliminated were 9 in the US, 2 in the UK and 1 in Germany. The reductions in work force affected the product development, sales, marketing and general and administrative functions of the Company. As of June 30, 2003, 5 of the 12 employees had terminated. The remaining 7 employees terminated during the fourth quarter of fiscal 2003.

Fiscal 2003 Third Quarter Restructuring Accrual

(In Thousands)	Reduction in Force	Facilities	Disposal of Fixed Assets	Total
Restructuring charge accrued	$153	$—	$—	$153
Payments/utilization of the accrual	(57)	—	—	(57)

Accrual at June 30, 2003	$96	$—	$—	$96

During the first quarter of fiscal 2003, the Company announced a restructuring plan, which resulted in a charge of $1.1 million. The Company reduced its spending levels to align its operating expenses with the Company’s continued lower than expected revenues.

A severance charge of $0.8 million included the elimination of 10 positions in the United States, 13 positions in the United Kingdom, and 2 positions in Italy. The reductions in work force affected the product development, sales, marketing and general and administrative functions of the Company. As of December 31, 2002, all 25 positions had been eliminated, however all severance was not paid until June 30, 2003.

A facilities charge of $0.3 million was related to space the Company vacated at two locations in the U.K. This included a non-cash charge of $89,000 related to the write-off of leasehold improvements at the two vacated facilities.

The Company completed all of the cost reduction actions initiated in the first quarter of fiscal year 2003 during the quarter. Liabilities remain for lease obligation on the two facilities in the U.K.

Fiscal 2003 First Quarter Restructuring Accrual

(In Thousands)	Reduction in Force	Facilities	Disposal of Fixed Assets	Total
Restructuring charge accrued	$820	$238	$89	$1,147
Payments/utilization of the accrual	(408)	(24)	(89)	(521)

Accrual at December 31, 2002	412	214	—	626
Payments/utilization of the accrual	(240)	(74)	—	(314)

Accrual at March 31, 2003	172	140	—	312
Payments/utilization of the accrual	(113)	(33)	—	(146)
Provision Adjustment	(59)	—	—	(59)

Accrual at June 30, 2003	$—	$107	$—	$107

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

This included a severance charge of $0.9 million for the elimination of 19 positions in the United States, 23 positions in the United Kingdom, and 10 positions in Japan. The reductions in force affected the product development, support, sales, marketing and general and administrative functions of the Company. As of March 31, 2002, all 52 positions had been eliminated.

Also included was facilities charge of $0.7 million related to space the Company vacated. The Company had anticipated that it would sub-lease the space by December 31, 2002. As of September 30, 2002, the Company had not secured a sub-lease tenant, so a provision adjustment of $0.6 million was made to reserve for the cost of this space through December 31, 2003. In the fourth quarter of fiscal 2003, the Company made a provision adjustment to reserve the space through September 30, 2004. The lease for this building expires on June 30, 2005. In addition, a charge was taken for expenses associated with office closures in Japan and Brazil. There was a non-cash charge of $39,000 related to fixed asset disposals at the Japan subsidiary.

The Company completed the cost reduction actions initiated in fiscal 2002, with the exception of sub-leasing excess space at the Company’s corporate headquarters in Santa Cruz, California.

Fiscal 2002 First Quarter Restructuring Accrual

(In Thousands)	Reduction in Force	Facilities	Disposal of Fixed Assets	Total
Accrual at September 30, 2002	—	750	—	750
Payments/utilization of the accrual	—	(157)	—	(157)

Accrual at December 31, 2002	—	593	—	593
Payments/utilization of the accrual	—	(140)	—	(140)

Accrual at March 31, 2003	—	453	—	453
Payments/utilization of the accrual	—	(158)	—	(158)

Accrual at June 30, 2003	$—	$295	$—	$295

Fiscal 2001

During the second quarter of fiscal 2001, the Company announced a restructuring plan which resulted in a charge of $1.6 million, which when taken with a provision adjustment to a previously established restructuring reserve for severance related to the sale of divisions to Caldera, resulted in net charge for the period of $1.1 million. The restructuring charge included a reduction in personnel of 28 employees and a reserve for unused facilities. Total cash expenditures were $1.6 million (see table below).

The $1.6 million restructuring charge included a severance charge of $1.5 million for the elimination of 16 positions in the United States, 4 positions in the United Kingdom, and 8 positions in various other geographies. The reduction in work force affected the sales, marketing and general and administrative functions of the Company. As of September 30, 2001, all 28 positions had been eliminated. The Company vacated additional space within its Santa Cruz, California office in the first quarter of fiscal 2002, and an additional charge of $81,000 was recorded for estimated payments on the lease for an additional 12 months. In the fourth quarter of fiscal 2002, an additional charge of $85,000 was recorded because the facility was not yet sub-leased. The facility was not sub-leased as of June 30, 2003 and the restructuring reserve at the end of the third quarter of fiscal 2003 covered rents through December 31, 2003. In the fourth quarter of fiscal 2003, the Company made a provision adjustment to reserve the space through September 30, 2004. The lease for this building expires on June 30, 2005.

Fiscal 2001 Second Quarter Restructuring Accrual

(In Thousands)	Reduction in Force	Facilities	Total
Accrual at September 30, 2002	—	106	106
Payments/utilization of the accrual	—	(22)	(22)

Accrual at December 31, 2002	—	84	84
Payments/utilization of the accrual	—	(20)	(20)

Accrual at March 31, 2003	—	64	64
Payments/utilization of the accrual	—	(22)	(22)

Accrual at June 30, 2003	$—	$42	$42

During the fourth quarter of fiscal 2001, the Company announced a restructuring plan, which resulted in a charge of $0.5 million. The restructuring charge included a reduction in personnel of 10 employees and a planned elimination of offices in Singapore and Australia. Total cash expenditures were $0.4 million.

The severance charge of $0.4 million included the elimination of 4 positions in the United States and 6 positions in the United Kingdom. The reductions in work force affected the sales, marketing and general and administrative functions of the Company. At September 30, 2001, all 10 positions had been eliminated. A provision adjustment of $64,000 was made to release excess restructuring reserve, which resulted from the fact that the Company had not anticipated that the Australian office would be sub-leased. The remaining reserve of $2,000 at June 30, 2003 relates to the facility in Australia, which the Company is in the final stages of closing.

Fiscal 2001 Fourth Quarter Restructuring Accrual

(In Thousands)	Reduction in Force	Facilities	Total
Accrual at September 30, 2002	—	15	15
Payments/utilization of the accrual	—	(1)	(1)

Accrual at December 31, 2002	—	14	14
Payments/utilization of the accrual	—	(9)	(9)

Accrual at March 31, 2003	—	5	5
Payments/utilization of the accrual	—	(3)	(3)

Accrual at June 30, 2003	$—	$2	$2

Note 6—Industry and Geographic Segment Information

The following table presents information on revenue and long-lived assets by geography. Revenue is allocated based on the location from which the sale is satisfied and long-lived asset information is based on the physical location of the asset.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2003	2002	2003	2002
	(In thousands)		(In thousands)
Net revenues:
United States	$1,606	$2,359	$5,017	$6,363
Canada and Latin America	160	84	557	522
EMEIA(1)	1,488	786	3,904	2,857
Asia Pacific	489	380	1,424	995
Corporate adjustments	9	41	25	77

Total net revenues	$3,752	$3,650	$10,927	$10,814

	June 30, 2003	September 30, 2002
	(In thousands)
Long-lived assets:
United States	$4,589	$1,310
EMEIA(1)	440	471

Total long-lived assets	$5,029	$1,781

(1)	Europe, Middle East, India and Africa

Note 7—Investments

Available-for-sale equity securities:

At June 30, 2003, the Company held 505,767 shares of Rainmaker stock. The Company accounts for this investment as available-for-sale, and accordingly, records it at fair market value based on quoted market prices. Any unrealized gains or losses are included as part of accumulated other comprehensive income. The fair market value of the investment at June 30, 2003 was $399,556 and the cost was $170,830 resulting in an unrealized gain of $228,726. Rainmaker’s common stock is traded on the Nasdaq under the symbol “RMKR”.

Note 8—Transactions with Caldera

On May 4, 2001, the Company consummated the sale of its Server Software and Professional Services divisions to Caldera Systems, Inc. Under the terms of the transaction, Caldera Systems, Inc. acquired the assets of the Server and Professional Services groups. A new company, Caldera International, Inc. (“Caldera International”), was formed which combined the assets acquired from the Company with the assets of Caldera Systems, Inc. Upon the completion of the sale, the Company is continuing to operate its Tarantella business, and accordingly, changed its corporate name to Tarantella, Inc. and Nasdaq trading symbol to TTLA to reflect the new corporate name.

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

During the first fiscal quarter of 2002, the Company’s net loss included equity losses of $4.0 million for its share of Caldera International losses. After recording this loss, the carrying value of the shares of Caldera International stock was reduced to zero, in accordance with APB opinion No. 18., “The Equity Method of Accounting for Investments in Common Stock.”

During the second quarter of fiscal 2002, the Company signed an agreement with Caldera International to redeem the $8 million note receivable held by the Company for $5 million. The note was originally payable in four quarterly installments of $2 million each, beginning in August 2002. A loss of $3,038,000 was recorded against the gain on the sale of divisions to Caldera for the redemption of the note receivable.

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

During the third quarter of fiscal 2002, Tarantella announced an agreement with Caldera International for Caldera International to repurchase the remaining 3,289,401 shares of Caldera International common stock held by Tarantella. Tarantella recorded other income of $3,059,250 from this transaction in the third fiscal quarter and subsequently received the cash in July 2002. For the fiscal year ended September 30, 2002, the Company sold 4,010,417 post split shares of Caldera International stock for total proceeds of $4,360,938. As of September 30, 2002, the Company no longer owns any securities in Caldera International. During the third quarter of fiscal 2002, Caldera International also bought out the remaining term of the OpenServer revenue sharing plan that was part of the original transaction, for $100,000, which was recorded as a gain on the sale of divisions to Caldera. In addition, royalty reserves of $345,000 related to the original transaction were written off and recorded as a gain on the sale of divisions to Caldera.

As part of the agreement between the Company and Caldera International, various building leases were assigned to Caldera International, however, the Company was a guarantor under such leases which expire in 2005. In the fourth quarter of fiscal 2002 the Company was released from its obligation as guarantor. There were also building leases, related to the agreement between the Company and Caldera International, that were assigned to the Company, for which Caldera International was a guarantor, and for which the Company had $0.5 million of restricted cash in escrow. During the third quarter of fiscal 2003 Caldera International was released from its obligation as guarantor and the $0.5 million restricted cash that was in escrow was returned to the Company.

Note 9—Reverse Stock Split

On November 14, 2002 the Board of Directors unanimously adopted resolutions approving and recommending to the shareholders for their approval a series of amendments to the Company’s Amended and Restated Articles of Incorporation to effect a reverse stock split of the Company’s Common Stock at a ratio to be determined by the Company’s Board of Directors. On February 27, 2003 the stockholders approved amendments to the Company’s Amended and Restated Articles of Incorporation to effect a reverse stock split. On May 19, 2003, the Board of Directors unanimously approved the implementation of a reverse split with a ratio of one for five. On June 6, 2003, the Company implemented a one-for-five reverse split and the Company’s outstanding common shares were reduced from 49.7 million shares to approximately 9.9 million shares. The reverse stock split has been retroactively reflected in the accompanying condensed consolidated financial statements and notes thereto for all periods presented.

Note 10—Business Combinations

Acquisition of New Moon Systems Inc.:

On June 5, 2003, Tarantella completed the acquisition of New Moon Systems, Inc., a privately-held California corporation (“New Moon “) pursuant to an Agreement and Plan of Reorganization (the “Agreement”), dated May 29, 2003. New Moon, headquartered in San Jose, CA, develops software to simply and cost-effectively manage and deploy Windows-based applications to end-user desktops in small and medium-sized businesses, as well as enterprise departmental customers. Canaveral iQ extends the capabilities of Microsoft’s Windows Terminal Services and answers the demand for a simple and intelligent means of centrally managing remote applications.

Pursuant to the Agreement, Tarantella issued a total of 1,592,000 shares of Tarantella common stock valued at $3.6 million in exchange for all of the outstanding shares of New Moon and to satisfy its obligations to the former employees of New Moon. The fair value of the Company’s common stock was determined based on the average closing price per share of the Company’s common stock over the five day period including the two days before and after the terms of the acquisition were agreed to and announced. The New Moon shareholders shall also receive a minimum cash earnout of approximately $1.8 million over a period from January 1, 2004 to December 31, 2006 based on a royalty of 30% of New Moon product revenues, net of direct costs. The minimum earnout is subject to change since it is reduced if the Company incurs further liabilities on behalf of New Moon. After the shareholders have been paid the minimum earnout, they would be entitled to an additional royalty of 15% of New Moon product revenues, net of direct costs, during this period. In the event the minimum earnout is not achieved by the conclusion of the quarter ending December 31, 2006, Tarantella shall pay along with the final earnout payment an amount equal to the minimum earnout less all aggregate earnouts paid to date, less any off-sets and any escrow claim deficiencies. The Company also incurred approximately $0.3 million of direct merger costs, for a total purchase price of approximately $5.7 million.

The results of operations of New Moon subsequent to June 5, 2003, have been included in the Company’s condensed consolidated financial statements for the quarter ended June 30, 2003.

The pro forma financial information reflects a total purchase price for New Moon of $5.7 million as follows (in thousands):

Purchase price:

Fair Value of Tarantella common stock issued	$3,614
Minimum cash earnout	1,784
Acquisition costs	300

Total consideration	$5,698

Under the purchase method of accounting, the estimated total price is allocated to New Moon’s net tangible and intangible assets based upon their estimated fair market value as of the date of acquisition, June 5, 2003. The allocation of the purchase price to goodwill and intangibles is based upon an independent, third-party appraisal and management’s estimates as follows (in thousands):

Net tangible assets acquired
Assets
Cash and cash equivalents	$3,323
Trade receivables, net	110
Prepaids and other current assets	91
Property and equipment, net	145

Total assets	3,669

Liabilities
Trade payables	435
Accrued expenses and other current liabilities	949
Deferred revenues	112
Capital lease obligation, current portion	259

Total liabilities	1,755

Net tangible assets acquired	1,914

Intangible assets acquired
Developed technology	500
Patents/core technology	700
Customer base	20
Trade name/Trademark	200

Total intangible assets acquired	1,420

Goodwill	2,364

Total purchase price	$5,698

Net tangible assets acquired as of June 5, 2003 of approximately $1.9 million represent the net tangible assets of New Moon. A portion of the purchase price has been allocated to identifiable intangible assets. The income approach, which includes an analysis of cash flows and risks associated with achieving such cash flows, was used to estimate the fair value of the Company’s existing technology and subscription/maintenance agreements. The royalty savings approach, which estimates the value of an asset by capitalizing the royalties saved because the Company owns the asset, was used to estimate the fair value of the Company’s patents/core technology and trade name/trademarks. The cost approach, which uses the concept of replacement cost as an indicator of fair value, was used to estimate the fair value of the Company’s value-added reseller (“VAR”) relationships. The Company is amortizing all identifiable intangible assets on a straight-line basis over an estimated useful life of three years.

The residual purchase price of $2.4 million was recorded as goodwill. Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, goodwill relating to the New Moon acquisition is not being amortized and will be carried at cost and tested for impairment annually and whenever events indicate that an impairment may have occurred. As of June 30, 2003, the Company has accrued acquisition costs of $300,000. The allocation of the purchase price to goodwill is subject to change as more information becomes available related to acquisition costs.

New Moon had approximately 27 employees at the date of the acquisition. Prior to June 6, 2003, and in connection with the merger, the Company gave redundancy notices to 15 former New Moon employees, and accrued $0.3 million related to their severance benefits. The estimated cost of terminating the employees was accounted for as part of the purchase price. Of the total number of employees to be terminated, 7 were in research and development, 3 were in sales and marketing and 5 in general and administration. During the quarter ended June 30, 2003, 8 of the redundant employees left the Company and the remainder left at various dates through September 30, 2003. During the quarter ended June 30, 2003, $0.1 million was paid out as termination benefits and the remaining $0.2 million was paid out during the quarter ended September 30, 2003.

The following unaudited pro forma information shows the results of operations for the three and nine months ended June 30, 2003 and 2002, as if the New Moon acquisition had occurred at the beginning of the periods presented and at the purchase price established at the time of the acquisition:

UNAUDITED PRO FORMA CONDENSED COMBINED STATEMENT OF OPERATIONS

(In thousands, except per share data)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2003	2002	2003	2002
	(Unaudited)		(Unaudited)
Net revenues	$3,844	$3,837	$11,208	$11,031
Net loss	$(3,626)	$(1,231)	$(11,828)	$(21,744)
Loss per share	$(0.35)	$(0.13)	$(1.18)	$(2.25)

The pro forma information is presented for illustrative purposes only and is not necessarily indicative of the operating results that would have occurred if the acquisition had been consummated at the beginning of the earliest period presented, nor is it necessarily indicative of future operating results.

Note 11—Acquired Intangible Assets, Net

	As of June 30, 2003
	Gross Carrying Amount	Estimated Useful Lives	Accumulated Amortization	Intangible Assets, Net
	(In thousands)	(In years)
Amortized intangible assets
Technology	$500	3	$14	$486
Patents	700	3	19	681
Trademarks	200	3	5	195
Other	20	3	1	19

Total	$1,420		$39	$1,381

Aggregate amortization expense:
For nine months ended June 30, 2003	$39
Estimated amortization expense:
For year ending September 30, 2003	158
For year ending September 30, 2004	473
For year ending September 30, 2005	473
For year ending September 30, 2006	316

	$1,420

Note 12—Indemnification and Warranties

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

As permitted under California law, the Company has agreements whereby it indemnifies its officers and directors for certain events while the officer or director is, or was, serving at the Company’s request in such capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited, however, the Company has a Director’s and Officer’s insurance policy that limits the Company’s exposure and enables it to recover at least a portion of any future amounts paid. As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal.

Warranties

The Company generally warrants for a period of 90 days that its software products will perform substantially in accordance with its published specifications, that the reproduction of the software on the media material provided by the Company is correct and that the documentation is correctly printed. In the event of any non-conformance, the Company agrees to repair, replace or accept return of the non-conforming product and refund any fees paid by the customer for said non-conforming product. The Company has never incurred significant expense under its product warranties. The Company believes the estimated fair value of these warranty agreements is immaterial.

As discussed in Note 7, as part of the agreement between the Company and Caldera International, various building leases were assigned to Caldera International. However, the Company was a guarantor under such leases that expire in 2005. In the fourth quarter of fiscal 2002 the Company was released from its obligation as guarantor. There were also building leases, related to the agreement between the Company and Caldera International, that were assigned to the Company, for which Caldera International was a guarantor, and for which the Company had $0.5 million of restricted cash in escrow. During the third quarter of fiscal 2003 Caldera International was released from its obligation as guarantor and the $0.5 million restricted cash that was in escrow was returned to the Company.

Note 13—Subsequent Events

Restructuring

On July 24, 2003 the Company announced a reduction of approximately 30% in the Company’s worldwide workforce and additional actions to reduce overall operating expense by more than 20%, which includes a reduction of approximately 50% in executive compensation costs. As a result of this restructuring the Company recorded a non-recurring charge of $0.4 million.

In the first quarter of fiscal 2004, the Company implemented a restructuring which reduced the existing workforce by two employees. The Company recorded a charge of $0.3 million for this restructuring in the first quarter of fiscal 2004.

De-Listing Status

On October 20, 2003, the Company announced that it had received notification from the Nasdaq Listing Qualifications Panel that the Company’s stock would discontinue trading on the Nasdaq SmallCap Market effective with open of business on Tuesday, October 21, 2003.

This action followed Tarantella’s appeal to Nasdaq for a listing extension after not meeting the stated time requirements to file SEC Form 10-Q for the Company’s third fiscal quarter. The Nasdaq Panel determination to delist the Company’s stock was based on the Company’s filing delinquency, public interest concerns, and the ongoing nature of the internal revenue investigation. On December 8, 2003, the Company filed an appeal to reverse that portion of the Nasdaq Panel’s decision relating to its public interest concerns. On February 27, 2004, the Nasdaq advised the Company that its appeal had been denied.

Tarantella’s common stock is not currently eligible to trade on the OTC Bulletin Board but is eligible for quotation on the OTC Pink Sheets. The Company’s trading symbol has changed to TTLA.PK.

Regaining SEC compliance may allow the Company’s shares to be eligible for trading on the OTC Bulletin Board. If the Company resumes compliance with the periodic reporting requirements of the 1934 Exchange Act, it will attempt to meet the listing requirements for the Nasdaq SmallCap Market, however some requirements such as minimum bid price and market capitalization are outside of the Company’s control.

Management Changes

On December 11, 2003, the Company announced that its Board of Directors has appointed Frank Wilde as Chief Executive Officer, President and Director of the Company. Mr. Wilde succeeds Doug Michels, who has become a strategic advisor to the Company, focusing initially on merger and acquisition opportunities. Mr. Michels will also continue as a Director of Tarantella.

The board has also approved the request by several senior executives including Frank Wilde, Doug Michels and Alok Mohan, the Company’s Chairman, to receive a substantial portion of their calendar year 2004 compensation in the form of restricted stock in lieu of cash.

On January 6, 2004, the Company announced the appointment of John Greeley as Chief Financial Officer (CFO), reporting directly to Frank Wilde, Chief Executive Officer (CEO). Mr. Greeley assumes the CFO responsibilities from Alok Mohan, Tarantella’s Chairman, who had been acting CFO since September 8, 2003.

Private Placements

On September 30, 2003, the Company completed a private placement of common stock and warrants to Special Situations Technology Funds and Vertical Ventures resulting in gross proceeds to the Company of approximately $2,254,200 for which the Company paid fees of $155,345. The Company issued 1,950,000 shares of common stock at a price of $1.156 and warrants to purchase 1,950,000 shares of common stock at $1.395 per share. The warrants have a value of $895,592, based on the relative fair value using a Black-Scholes calculation, using a volatility of 100%, an annual dividend of zero and a discount rate of 2.63%. The Company can require the warrant holders to exercise one-third of the warrants provided the shares issuable thereunder are registered with the SEC and the share price equals or exceeds $1.674 for a period of twenty consecutive trading days. In addition, the Company can redeem up to two-thirds of the warrants or all of the warrants for $0.01 per share should the closing bid price of the shares reach the target prices of $2.232 and $2.790, respectively. The warrant holders may exercise the warrants prior to redemption. The warrants expire on September 30, 2008.

On December 26, 2003, the Company completed a private placement of common stock and warrants to investors, including Special Situations Technology Funds, who are expanding on their previous investment, Starlight Digital Technologies, LLC, an investment group in which Mr. Wilde acts as Managing Director, and an additional private investor, resulting in gross proceeds to the Company of approximately $2,750,000. In connection with the financing, the Company will pay placement fees in the amount of $232,303.

In the private placement, the investors purchased 2,750,000 shares of Tarantella common stock at a price of $1.00 per share. The investors also acquired warrants to purchase up to an additional 550,000 shares at an exercise price of $1.39 per share. The warrants are exercisable for five years. The Company also has agreed to register the shares of common stock issued to the investors as well as the shares issuable upon exercise of the warrants for resale once the Company has complied with its reporting obligations under the Securities Exchange Act of 1934, as amended.

In connection with the investment, the Company also amended its existing shareholder rights plan such that Special Situations shall be permitted to acquire up to 30% beneficial ownership of the outstanding stock of the Company without triggering the Company’s shareholder rights plan, provided that for purposes of determining Special Situations’ beneficial ownership, neither the warrants nor any future exercises of warrants will be considered.

On February 23, 2004, the Company announced the completion of a private placement of common stock and warrants to various investors. In the private placement, the investors purchased 11,678,580 shares of Tarantella common stock at a price of $1.40 per share. The investors also acquired warrants to purchase up to an additional 2,335,714 shares at an exercise price of $1.70 per share for gross proceeds of $16,350,000. The warrants are exercisable for five years. If the warrants are fully exercised, the Company would receive additional gross proceeds of approximately $3,970,714. The Company also has agreed to register the shares of common stock issued to the investors as well as the shares issuable upon exercise of the warrants for resale once the Company has complied with its reporting obligations under the Securities Exchange Act of 1934, as amended. In connection with the financing, the Company will pay fees in the amount of $1,074,000.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Company’s condensed consolidated financial statements and notes thereto included elsewhere in the Quarterly Report on Form 10-Q, as well as the Management’s Discussion and Analysis of Financial Condition and Result of Operations included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2002. In addition to historical information contained herein, this Discussion and Analysis contains forward-looking statements. These statements involve risks and uncertainties and can be identified by the use of forward-looking terminology such as “estimates,” “projects,” “anticipates,” “plans,” “future,” “may,” “will,” “should,” “predicts,” “potential,” “continue,” “expects,” “intends,” “believes,” and similar expressions. Examples of forward-looking statements include those relating to financial risk management activities and the adequacy of financial resources for operations. These and other forward-looking statements are only estimates and predictions. While the Company (also referred to as “Tarantella”) believes that the expectations reflected in the forward-looking statements are reasonable, the Company’s actual results could differ materially. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s expectations only as of the date hereof.

Restatement

Subsequent to the issuance of the Company’s consolidated financial statements for the year ended September 30, 2002, the Company’s management determined that the accounting treatment initially afforded to certain transactions was not correct. As a result, the accompanying condensed consolidated financial statements have been restated.

The effects of the restatement are presented in note 2 of the Notes to the Condensed Consolidated Financial Statements and have been reflected in management’s discussion and analysis of financial condition and results of operations.

De-Listing Status

On October 20, 2003, the Company announced that it had received notification from the Nasdaq Listing Qualifications Panel that the Company’s stock would discontinue trading on the Nasdaq SmallCap Market effective with open of business on Tuesday, October 21, 2003.

This action followed Tarantella’s appeal to Nasdaq for a listing extension after not meeting the stated time requirements to file SEC Form 10-Q for the Company’s third fiscal quarter. The Nasdaq Panel determination to delist the Company’s stock was based on the Company’s filing delinquency, public interest concerns, and the ongoing nature of the internal revenue investigation. On December 8, 2003, the Company filed an appeal to reverse that portion of the Nasdaq Panel’s decision relating to its public interest concerns. On February 27, 2004, the Nasdaq advised the Company that its appeal had been denied.

Tarantella’s common stock is not currently eligible to trade on the OTC Bulletin Board but is eligible for quotation on the OTC Pink Sheets. The Company’s trading symbol has changed to TTLA.PK.

Regaining SEC compliance may allow the Company’s shares to be eligible for trading on the OTC Bulletin Board. If the Company resumes compliance with the periodic reporting requirements of the 1934 Exchange Act, it will attempt to meet the listing requirements for the Nasdaq SmallCap Market, however some requirements such as minimum bid price and market capitalization are outside of the Company’s control.

Management Changes

On December 11, 2003, the Company announced that its Board of Directors has appointed Frank Wilde as Chief Executive Officer, President and Director of the Company. Mr. Wilde succeeds Doug Michels, who has become a strategic advisor to the Company, focusing initially on merger and acquisition opportunities. Mr. Michels will also continue as a Director of Tarantella.

The board has also approved the request by several senior executives including Frank Wilde, Doug Michels and Alok Mohan, the Company’s Chairman, to receive a substantial portion of their calendar year 2004 compensation in the form of restricted stock in lieu of cash.

On January 6, 2004, the Company announced the appointment of John Greeley as Chief Financial Officer (CFO), reporting directly to Frank Wilde, Chief Executive Officer (CEO). Mr. Greeley assumes the CFO responsibilities from Alok Mohan, Tarantella’s Chairman, who had been acting CFO since September 8, 2003.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make judgments, assumptions and estimates that affect the amounts reported in the Company’s consolidated financial statements and the accompanying notes. Note 3 to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended September 30, 2002 describes the significant accounting policies and methods used in the preparation of the consolidated financial statements for the three fiscal years in the period ended September 30, 2002. The amounts of assets and liabilities reported on the Company’s balance sheets and the amounts of revenues and expenses reported for each of our fiscal periods are affected by estimates and assumptions which are used for, but not limited to, the accounting for revenue, bad debts, product returns, certain accrued expenses, restructuring and liabilities and a valuation allowance for deferred tax assets. Actual results could differ from these estimates. The following critical accounting policies are significantly affected by judgments, assumptions and estimates used in the preparation of the condensed consolidated financial statements.

Revenue Recognition

The Company’s revenue is derived primarily from two sources, across many industries: (i) products license revenue, derived primarily from product sales to resellers and end users, including large scale enterprises and royalty revenue, derived primarily from initial license fees, ongoing royalties from product sales by source code OEMs, and software updates; and (ii) services and support revenue, derived primarily from support and education and consulting services to end users.

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

Software revenue is recognized using the residual method. Under the residual method revenue is recognized if vendor specific objective evidence of fair value exists for all the undelivered elements in an arrangement. Vendor specific objective evidence of fair value is based on the price when the element is sold separately or, if not sold separately, is established by management. The fair value of services and post contract support is determined based upon separate sales and renewal rates set forth in the contract, respectively.

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

Allowance for doubtful accounts

Payments from customers are continuously monitored and allowances are maintained for doubtful accounts for estimated losses resulting from the inability of customers to make required payments. When evaluating the adequacy of allowances for doubtful accounts, various factors are taken into account, including accounts receivable aging, customer credit-worthiness, historical bad debts, and geographic and political risk. If the financial condition of customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. As of September 30, 2003, the Company’s net accounts receivable balance was $3.0 million.

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

Restructuring

During fiscal 2003 and fiscal 2002, the Company recorded several reserves in connection with restructuring programs. These reserves include estimates for employee severance, facility redundancies and disposal of fixed assets. Actual costs have not differed materially from these estimates.

Goodwill and Other Intangible Assets

Intangible assets have been recorded in connection with the acquisition on New Moon Systems Inc. The cost of the acquisition was allocated to the assets and liabilities acquired, including identifiable intangible assets, with the remaining amount being classified as goodwill. Certain identifiable intangible assets such as purchased technology and customer lists are amortized to operating expenses over time. Under current accounting guidelines adopted on July 1, 2002, goodwill will not be amortized to expense but rather periodically assessed for impairment. Accordingly, the allocation of the acquisition cost to identifiable intangible assets and goodwill has a significant impact on our future operating results. The allocation process requires extensive use of estimates and assumptions, including estimates of future cash flows expected to be generated by the acquired assets. Further, when impairment indicators are identified with respect to previously recorded intangible assets, the values of the assets are determined using valuation techniques that require significant management judgment. Should conditions be different than management’s current assessment, material write-downs of intangible assets may be required. The Company will perform the annual goodwill impairment test as of July 1, 2004 to determine if there is any goodwill impairment. Under SFAS 142, goodwill and intangible assets of a reporting unit shall be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Company believes that there has been no event as of September 30, 2003, that reduced the fair value of our reporting unit below the goodwill and intangible assets carrying amounts. The Company will perform evaluations more frequently if business conditions indicate an assessment in an interim period is warranted. The Company will periodically review the estimated remaining useful lives of other intangible assets. A reduction in estimate of remaining useful lives could result in increased amortization expense in future periods.

Reclassification

Certain prior period amounts have been reclassified to conform to current period presentation. These reclassifications had no significant impact on the financial statements for the periods presented.

Results of Operations

Net Revenues

The Company’s net revenues are derived from software licenses and fees for services.

Net revenues for the three months ended June 30, 2003 were $3.8 million, an increase of 3% over the $3.7 million in the same period in fiscal 2002. Net revenues for the nine months ended June 30, 2003 increased 1% to $10.9 million compared to $10.8 million for the nine months ended June 2002. Although revenues were virtually flat from the third quarter of fiscal 2002 to the third quarter of fiscal 2003, there were regions with increases which were offset by decreases in the United States. The overall revenue performance for the third quarter of fiscal 2003, broken out geographically, was a $0.6 million increase in Europe, $0.1 million in the Canada and Latin America region and $0.1 million increase in Asia, while revenues in the United States decreased by $0.8 million. Revenue performance year to date, broken out geographically, was a $0.9 million increase in Europe and $0.4 million increase in Asia. Revenues in the United States decreased $1.6 million. The increase in net revenues in all regions, except the United States, was mainly due to larger average transaction size due to sales to large enterprise customers. The reason for the decrease in revenues in the United States in the third quarter of fiscal 2003 was a drop off in sales to government customers. The decrease in revenues in the United States for the nine months ended June 30, 2003 was due to reduced revenue to Independent Software Vendor (“ISV”) customers.

License revenues for the three months ended June 30, 2003 were $3.1 million, an increase of 4% from $2.9 million in the same quarter of fiscal 2002. License revenues for the nine months ended June 30, 2003 were $9.0 million compared to $9.2 million for the same period of fiscal 2002, a decrease of 2% from the prior year.

Service revenues were flat at $0.7 million for the three months ended June 30, 2003, compared to $0.7 million for the three months ended June 30, 2002. Service revenue was 18% of the total revenue for the third fiscal quarters of 2003 and 19% for the third quarter of fiscal 2002. Service revenues increased to $1.9 million for the nine months ended June 30, 2003, from $1.6 million in the same period in fiscal 2002, an increase of 21%. Service revenue was 18% of the total revenue for the first nine months of 2003, compared to 15% for the same period in the prior year.

International revenues were 57% of total revenues for the third quarter of fiscal 2003 and 34% for the same period in the prior year. For the nine months ended June 30, 2003, international revenues were 54%, of total revenues compared to 40% for the same period in the prior year.

Costs and Expenses

Cost of license revenues for the three months ended June 30, 2003 decreased by 111% to a credit of $14,000 from $127,000 of expense in the same period of fiscal 2002. There was a credit in cost of license revenues in the third quarter of fiscal 2003 due to the release of reserves related to the sale of divisions to Caldera, which were no longer deemed necessary. For the nine months ended June 30, 2003, cost of license revenues decreased by 65% to $0.1 million from $0.4 million in the same period of fiscal 2002. Cost of license revenues decreased because of lower overhead, which is attributable to lower headcount, due to planned reductions in force and due to the release of excess royalty reserves. There were also lower royalty costs due to favorable product mixes.

Cost of service revenues for the three months ended June 30, 2003 remained relatively flat at $0.3 million compared to $0.4 million for the same period in fiscal 2002. Cost of service revenues for the nine months ended June 30, 2003 also remained relatively flat at $0.9 million compared to the same period in fiscal 2002. Service gross margin also increased to 56% for the nine months ended June 30, 2003, from 45% for the same period of fiscal 2002. The improvement in the services gross margin is a result of lower costs due to headcount reductions and employee pay reductions of 15%.

Total cost of revenues as a percentage of net revenues decreased to 8% in the third quarter of fiscal 2003 from 13% for the same period in fiscal 2002. For the nine months ended June 30, 2003, cost of revenues as a percentage of net revenues decreased to 9% from 11% for the same period in fiscal 2002. Cost of revenues as a percentage of net revenue was lower mainly due to lower costs due to headcount reductions and employee pay reductions of 15%.

Research and development expenses decreased by 20% to $1.1 million in the third quarter of fiscal 2003 from $1.3 million in the comparable quarter of fiscal 2002, and as a percentage of net revenues were 28% and 36%, respectively. For the nine months ended June 30, 2003 research and development expenses decreased by 32% to $3.0 million from $4.4 million in the comparable period of fiscal 2002, and as a percentage of net revenues were 27% and 40%, respectively. The decrease in research and development expenses can be attributed to lower labor costs driven by lower headcount as a result of planned reductions in work force. In addition, labor costs were lower because of employee pay reductions of 15%.

Selling, general and administrative expenses decreased by 29% to $3.3 million in the third quarter of fiscal 2003 from $4.6 million in the comparable quarter of the prior year. For the nine months ended June 30, 2003, selling, general and administrative expenses decreased by 32% to $10.7 million from $15.7 million in the comparable period of fiscal 2002. The significant decrease in expenses is due mainly to lower labor costs that were driven by lower headcount as a result of a planned reduction in work force. In addition, labor costs were lower because of a pay reduction of 15% for employees in Marketing and General and Administrative departments and 7.5% for employees in Sales. Selling, general and administrative expenses as a percentage of net revenues were 88% in the third quarter of fiscal 2003 and 127% in the same period in fiscal 2002. For the nine months ended June 30, 2003, selling, general and administrative expenses were 98% of net revenues compared to 145% in the same period of fiscal 2002.

Restructuring charges for the third quarter of fiscal 2003 were $0.1 million. There were no restructuring charges in the third quarter of fiscal 2002. For the nine months ended June 30, 2003, restructuring charges were $1.3 million for restructuring plans that were initiated in the first quarter and third quarter of fiscal 2003. For the nine months ended June 30, 2002, restructuring charges were $1.7 million for a restructuring plan that was initiated in the first quarter of fiscal 2002. The Company plans to substantially complete these plans by September 30, 2003. The Company cannot assure that its current estimates of costs associated with these restructuring actions will not change during the implementation period.

Interest income, net was $4,000 for the third quarter of fiscal 2003 and $36,000 for the same period in fiscal 2002. For the nine months ended June 30, 2003, interest income, net was $50,000 compared to $477,000 for the same period in fiscal 2002. The decrease in interest income, net reflects the lower cash balances held for the quarter and the nine month period ended June 30, 2003, as well as the collection of the Caldera note receivable. Interest income was also lower due to a lower average interest rate for the period. In the third quarter of fiscal 2003, the interest rate was approximately 0.85%. In the third quarter of fiscal 2002, the interest rate was approximately 1.65%. For the nine months ended June 30, 2003 the interest rate was 1.21%.

For the third quarter of fiscal 2003, other expense, net was $118,000, compared to other income, net of $444,000 for the same period of fiscal 2002. The other expense in the third quarter of fiscal 2003 included an investment impairment of $151,000, partially offset by foreign exchange gain of $54,000. The other income in the third quarter of fiscal 2002 included a write-off of a customer rebate of $427,000. For the nine months ended June 30, 2003, other expense, net was $69,000 compared to $894,000 for the same period in fiscal 2002. The other expense for the nine months ended June 30, 2003 included net losses on investments of $140,000, partially offset by foreign exchange gain of $90,000. The other expense for the nine months ended June 30, 2002 included investment impairments of $846,000, warrant expense of $242,000 and foreign exchange loss of $170,000. These losses were partially offset by a write-off of a customer rebate of $427,000.

In the third quarter of fiscal 2002 there was a gain on the sale of divisions to Caldera of $0.4 million. For the nine months ended June 30, 2002 the loss on the sale of divisions to Caldera was $2.6 million. The gain on the sale of divisions to Caldera for the third quarter of fiscal 2002 was for a buyout of the OpenServer revenue earnout by Caldera of $0.1 million and the release of a royalty reserve of $0.3 million, related to the sale of divisions to Caldera, for reserves no longer deemed necessary. The loss for the nine months ended June 30, 2002 was related to the early redemption of a note payable from Caldera International.

Gain on sale of Caldera stock for the three months ended June 30, 2002 was $3.1 million. For the nine months ended June 30, 2002, gain on sale of Caldera stock was $4.5 million.

Loss on equity investment in Caldera was $4.0 million for the nine months ended June 30, 2002. This loss reflected the Company’s portion of Caldera International’s losses.

Income tax provision was $0.1 million for the third quarter of fiscal 2003 compared to zero for the same period in fiscal year 2002. For the nine months ended June 30, 2003 there was an income tax provision of $0.3 million compared to an income tax benefit of $0.8 million for the same period in fiscal 2002. The tax provision for the three and nine months ended June 30, 2003, reflects foreign taxes payable. The tax benefit for the nine months ended June 30, 2002 reflects a benefit due to a change in U.S. tax law enacted in March 2002 as well as a benefit related to the reduction of foreign audit issues.

Net loss for the third quarter of fiscal 2003 was $1.2 million compared to net income of $1.3 million for the same quarter of fiscal 2002. For the nine months ended June 30, 2003, net loss was $5.3 million compared to $14.0 million for the same period of fiscal 2002. The net income in the third quarter of fiscal 2002 was due to the $3.1 million gain from the sale of shares of Caldera stock. The sale of stock was partially offset by operating losses of $2.8 million. The decrease in net loss for the nine months ended June 30, 2003, compared to the same period of fiscal 2002, is primarily due to lower operating expenses, and the absence of losses related to the investment in Caldera. The losses related to the investment in Caldera were $6.6 million for the nine months ended June 30, 2002.

Liquidity and Capital Resources

Cash, cash equivalents and short-term investments were $4.6 million at June 30, 2003, representing 32% of total assets. The decrease in cash and cash equivalents of $2.5 million from September 30, 2002 is mainly due to operating losses of $5.0 million, a prepayment of royalties of $0.3 million, and a decrease in other payables Caldera of $0.4 million. These decreases in cash were partially offset by increases due to receipt of cash from the New Moon transaction of $3.3 million and release of restricted cash from escrow of $0.5 million. The Company’s operating activities used cash of $5.5 million in the first nine months of fiscal 2003, compared to $13.1 million used for operating activities in the first nine months of fiscal 2002. The decrease in the cash used for operating activities is due to the significant reduction in operating loss in the first nine months of fiscal 2003, as compared to the first nine months of fiscal 2002. The operating loss was $5.0 million in the first nine months of fiscal 2003 compared to a loss of $12.2 million in the first nine months of fiscal 2002. Cash provided by investing activities was $3.1 million in the first nine months of fiscal 2003 compared to cash provided by investing activities of $7.8 million for the first nine months of fiscal 2002. The cash provided by investing activities for the nine months ended June 30, 2003 was due primarily to the cash acquired from New Moon Systems of $3.3 million. The cash provided by investing activities for the nine months ended June 30, 2002 was primarily due to proceeds received from the sale of Caldera common stock of $2.9 million, and the early redemption of a note payable by Caldera for $5.0 million. Negligible cash was provided by and used in financing activities in the first nine months of fiscal 2003 and fiscal 2002.

The Company’s days sales outstanding (“DSO”) at June 30, 2003 was 75, an increase of 9 days from June 30, 2002. DSO is calculated using revenues for the quarter, and net accounts receivable at the end of the quarter. The increase in DSO was due to an increase in past due receivables. The unreserved past due accounts receivable increased from $0.1 million at June 30, 2002 to $0.6 million at June 30, 2003, causing an increase in DSO.

The Company has operating lease commitments of $1.9 million in fiscal 2003. See Note 10 of the Company’s Form 10-K for the fiscal year ended September 30, 2002 for operating lease commitments beyond fiscal 2003.

Losses from operations were $5.0 million for the first nine months of fiscal 2003, and $12.2 million for the first nine months of 2002. The Company has incurred net losses of approximately $5.3 million during the first nine months of fiscal 2003 and $14.0 million during the first nine months of fiscal 2002. Net cash used in operating activities was $5.5 million in the first nine months of fiscal 2003 and $13.1 million in the first nine months of fiscal 2002. The Company has an accumulated deficit of $120.4 million as of June 30, 2003. These conditions, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

The Company’s management believes that, based on the Company’s current plans, its existing cash and cash equivalents, short-term investments, cash received from private placement transactions, and funds generated from operations will be sufficient to meet its operating requirements for the next twelve months. The Company’s financial plan assumes revenue growth and decreased spending. If the Company does not achieve the revenue growth it anticipates or if expenses do not decline as planned, the Company will need additional financing. Management cannot be assured that additional financing will be available when it is needed.

Subsequent to June 30, 2003, the Company completed the following financing activities:

In the fourth quarter of fiscal 2003, the Company secured a $1.5 million line of credit from a bank, which is secured by the Company’s assets.

On September 30, 2003, the Company completed a private placement of common stock and warrants to Special Situations Technology Funds and Vertical Ventures resulting in gross proceeds to the Company of approximately $2,254,200 for which the Company paid fees of $155,345. The Company issued 1,950,000 shares of common stock at a price of $1.156 and warrants to purchase 1,950,000 shares of common stock at $1.395 per share. The warrants have a value of $895,592, based on the relative fair value using a Black-Scholes calculation, using a volatility of 100%, an annual dividend of zero and a discount rate of 2.63%. The Company can require the warrant holders to exercise one-third of the warrants provided the shares issuable thereunder are registered with the SEC and the share price equals or exceeds $1.674 for a period of twenty consecutive trading days. In addition, the Company can redeem up to two-thirds of the warrants or all of the warrants for $0.01 per share should the closing bid price of the shares reach the target prices of $2.232 and $2.790, respectively. The warrant holders may exercise the warrants prior to redemption. The warrants expire on September 30, 2008.

On December 26, 2003, the Company completed a private placement of common stock and warrants to the following investors: Special Situations Technology Funds (who are expanding on their previous investment), Starlight Digital Technologies, LLC, an investment group in which Mr. Wilde acts as Managing Director, and an additional private investor, resulting in gross proceeds to the Company of approximately $2,750,000. In connection with the financing, the Company paid placement fees in the amount of $232,303.

On February 23, 2004, the Company announced the completion of a private placement of common stock and warrants to various investors. In the private placement, the investors purchased 11,678,580 shares of Tarantella common stock at a price of $1.40 per share. The investors also acquired warrants to purchase up to an additional 2,335,714 shares at an exercise price of $1.70 per share for gross proceeds of $16,350,000. The warrants are exercisable for five years. If the warrants are fully exercised, the Company would receive additional gross proceeds of approximately $3,970,714. The Company also has agreed to register the shares of common stock issued to the investors as well as the shares issuable upon exercise of the warrants for resale once the Company has complied with its reporting obligations under the Securities Exchange Act of 1934, as amended. In connection with the financing, the Company will pay fees in the amount of $1,074,000.

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

The results of operations for any quarter or fiscal year are not necessarily indicative of the results to be expected in future periods. The Company’s operating results have in the past been, and will continue to be, subject to quarterly and annual fluctuations as a result of a number of factors, including but not limited to:

-	Overall technology spending

-	Changes in general economic conditions and specific market conditions in the Internet infrastructure industry

-	Rapid technological changes that can adversely affect the demand for the Company’s products

-	Fluctuations in demand for the Company’s products and services

-	The public’s perception of the Company and its products

-	The long sales and implementation cycle for the Company’s products

-	General industry trends and the potential effects of price and product competition in the Internet infrastructure industry

-	The introduction and acceptance of new technologies and products

-	Reductions in sales to, or loss of, significant customers

-	The timing of orders, timing of shipments, and the ability to satisfy all contractual obligations in customer contracts

-	The impact of acquired technologies and businesses

-	The Company’s ability to control spending and achieve targeted cost reductions

-	The ability of the Company to generate cash adequate to continue operations

-	The potential loss of key employees

-	The Company’s ability to attract and retain qualified personnel

-	Adverse changes in the value of equity investments in third parties held by the Company

-	The ability of the Company’s customers and suppliers to obtain financing or to fund capital expenditures

As a consequence, operating results for a particular future period are difficult to predict.

The Company is exposed to general economic and market conditions.

Any significant downturn in the Company’s customers’ markets, or domestic and global conditions, which result in a decline in demand for their software and services could harm the Company’s business. The state of the economy has had a negative impact on the software industry. This could result in customers continuing to delay or cancel orders for software. Any of these occurrences could have a significant impact on the Company’s operating results, revenues and costs and may cause the market price of the Company’s common stock to decline or become more volatile.

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

The Company anticipates new releases of products in the fiscal year ending September 30, 2004. There can be no assurance that such new releases will not be affected by technical problems or “bugs”, as is common in the software industry. Furthermore, there can be no assurance that these or other future product introductions will not be delayed. Delays in the availability, or a lack of market acceptance, of new or enhanced products could have an adverse effect on the Company’s business. There can be no assurance that product introductions in the future will not disrupt product revenues and adversely affect operating results.

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

The Company may require substantial additional capital to finance future growth and fund ongoing operations through the remainder of fiscal 2004 and beyond. Although the Company’s current business plan does not foresee the need for further financing activities to fund the Company’s operations for the foreseeable future, due to risks and uncertainties in the market place, the Company may need to raise additional capital. The Company may raise additional funds through public or private financing, strategic relationships or other arrangements. The Company cannot be certain that the funding, if needed, will be available on attractive terms, or at all. Furthermore, any additional equity financing may be dilutive to shareholders, and debt financing, if available, may involve restrictive covenants. Strategic arrangements, if necessary to raise additional funds, may require the Company to relinquish its rights to certain of its technologies or products. If the Company fails to raise capital when needed, the business will be negatively affected, which could cause the stock price to decline.

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

The Company’s results of operations could be adversely affected if it were to lower its prices significantly. In the event the Company reduced its prices, the Company’s standard terms for selected distributors would be to provide credit for inventory ordered in the previous 180 days, such credits to be applied against future purchases. The Company, as a matter of policy, does not allow product returns for a refund, unless the product is covered under the 90 day warranty period, the product is non-conformant and the Company cannot repair or replace the product. Product returns are generally allowances for stock balancing and are accompanied by compensating and offsetting orders. Revenues are net of a provision for estimated future stock balancing and excess quantities above levels the Company believes are appropriate in its distribution channels. The Company monitors the quantity and mix of its product sales.

The Company is dependent upon information received from third parties in order to determine reserves for product returns.

The Company depends on information received from external sources in evaluating the inventory levels at distribution partners in the determination of reserves for the return of materials not sold, stock rotation and price protection. Significant effort has gone into developing systems and procedures for determining the appropriate reserve level. In the event information is not received timely or accurately, the Company’s ability to monitor the inventory levels will be affected and may negatively impact the Company’s business.

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

The Company’s business may be adversely affected by events outside the Company’s control.

While the Company has not been the target of software viruses specifically designed to impede the performance of the Company’s products, such viruses could be created and deployed against the Company’s products in the future. Similarly, experienced computer programmers or hackers could attempt to penetrate the Company’s network security or the security of the Company’s web sites. A hacker who penetrates the Company’s network or web sites could misappropriate proprietary information or cause interruptions of services. The Company might be required to expend significant capital and resources to protect against, or to alleviate, problems caused by virus creators and/or hackers. In addition, war, power shortage, natural disasters, acts of terror, and regional and global health risks could impact the Company’s ability to conduct business in certain regions. Any of these events could have an adverse effect on the Company’s business, results of operations, and financial condition.

The Company’s results of operations may be affected by fluctuations in foreign currency exchange rates.

Although the Company’s revenues are predominantly in U.S. dollars, substantial portions of the Company’s revenues are derived from sales to customers outside the United States. Trade sales to international customers represented 53%, 44% and 52% of total revenues for fiscal 2003, 2002 and 2001 respectively. The Company’s revenues can be affected by general economic conditions in the United States, Europe and other international markets. Also, portions of the Company’s operating expenses are transacted in foreign currencies. The Company’s operating strategy and pricing take into account changes in exchange rates over time. However, the Company’s results of operations may be significantly affected in the short term by fluctuations in foreign currency exchange rates.

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

The outcome of SEC inquiry is uncertain.

The Company is in contact with the Securities and Exchange Commission in connection with an informal inquiry related to the events leading up to the Company’s restatement. The Company cannot predict to the outcome of this inquiry.

If the Company is unable to effectively integrate and develop the operations of New Moon Systems, Inc. (“New Moon”), the business may suffer.

The Company acquired New Moon in June 2003. The Company intends to integrate the operations, certain employees, products and technology of New Moon into its own, and faces various risks as a result of this acquisition including, but not limited to:

•	The ability to retain and motivate certain of New Moon’s employees;

•	The ability to retain and develop New Moon’s customers;

•	The failure to integrate the technology, operations and certain members of the workforce of New Moon with the Tarantella business;

•	The failure to realize the potential financial or strategic benefits of the acquisition;

•	The incurrence of substantial unanticipated integration costs;

•	The diversion of significant management attention and financial resources in assimilating New Moon’s business;

•	The disruption of the Company’s ongoing business.

If the Company is not able to successfully integrate and develop New Moon’s business, the Company’s business may be negatively affected in future periods, which may cause the stock price to decline. In addition, if the value of intangible assets and goodwill acquired becomes impaired, the Company will be required to write down the value of the assets, which would negatively affect financial results. The Company may incur liabilities from New Moon including liabilities for IP infringement or indemnification of New Moon’s customers for similar claims, which could materially and adversely affect the business.

The Company may make future acquisitions that may result in additional risks.

The Company may continue to make investments in complementary companies, products or technologies. If the Company buys a company or a division of a company, they may experience difficulty integrating that company or division’s personnel and operations, which could negatively affect operating results. In addition:

•	Key personnel of the acquired company may decide not to accept employment with the Company;

•	The ongoing business may be disrupted or receive insufficient management attention;

•	The Company may not be able to recognize the anticipated cost savings or other financial benefits;

In connection with future acquisitions, the Company may be required to assume the liabilities of the acquired companies. By assuming the liabilities, the Company may incur liabilities, including liabilities for IP infringement or indemnification of customers of acquired businesses for similar claims, which could materially and adversely affect the business. The Company may have to incur debt or issue equity securities to pay for any future acquisition, the issuance of which may involve restrictive covenants or be dilutive to existing shareholders.

The Company’s stock is subject to substantial price and volume fluctuations due to a number of factors, many of which are beyond its control, and those fluctuations may prevent shareholders from reselling their common stock at a profit.

The stock market in general, and the market for shares of technology companies in particular, has experienced extreme price and volume fluctuations, which have often been unrelated to the operating performance of the affected companies. Strategic factors such as new product introductions, acquisitions or restructurings by the Company or its competitors may have a significant impact on the market price of the Company’s common stock. Furthermore, quarter-to-quarter fluctuations in operating results may have a significant impact on the market price of the stock. These conditions, as well as factors that generally affect the market for stocks of high technology companies, could cause the price of the Company’s stock to fluctuate substantially over short periods.

The Company’s common stock may be difficult to trade.

The Company’s stock was de-listed by the Nasdaq on October 21, 2003, and is now quoted on the Over-the-Counter (“OTC”) Pink Sheets. Trading the Company’s stock may be more difficult due to the limited trading activity on the OTC market. This could cause a further decline in the Company’s stock price. Declines in the market price of the Company’s stock could greatly impair the Company’s ability to raise capital through equity or debt financing.

Former New Moon shareholders will have the ability to sell a large number of shares of Tarantella common stock, which may cause the trading price of the Company’s common stock to decline.

In connection with the acquisition of New Moon, the Company issued approximately 1,592,000 shares (calculated after the 1-for-5 reverse stock split which was implemented on June 6, 2003) of the Company’s common stock to former New Moon shareholders. During the one year period following the closing of the acquisition, the aggregate number of shares of common stock sold in any calendar quarter by each of the former New Moon shareholders shall not exceed 25% of the aggregate number of shares of common stock issued to such former New Moon shareholders pursuant to the acquisition; provided, however, that the percentage tradable in any calendar quarter shall be increased by an amount proportionate to the amount by which the trading volume of common stock exceeds 15,000,000 shares in the prior quarter. Furthermore, if the Company grants registration rights or issues shares of capital stock as part of a subsequent acquisition of the stock or assets of another company, and the sale of such stock is not subject to volume restrictions, then the 25% limitation described in the previous sentence will no longer be in effect. With the exception of the limitations set forth in this paragraph, the Company does not have any control over the timing of any sales by the former New Moon shareholders. As a result, the market price of the Company’s common stock may fall if a large portion of those shares is sold in the public market.

Recent Accounting Pronouncements

In June 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”), which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”(“EITF 94-3”). SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF 94-3, a liability for an exit cost, as defined in EITF 94-3, was recognized at the date of an entity’s commitment to an exit plan. SFAS 146 also establishes that the liability should initially be measured and recorded at fair value. The Company adopted the provisions of SFAS 146 for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS 146 may affect the timing of recognizing future restructuring costs as well as the amounts recognized.

In November 2002, FASB issued FASB Interpretation 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”. The Interpretation elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value, or market value, of the obligations it assumes under the guarantee and must disclose that information in its interim and annual financial statements. The provisions related to recognizing a liability at inception of the guarantee for the fair value of the guarantor’s obligations do not apply to product warranties or to guarantees accounted for as derivatives. The initial recognition and initial measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002. The adoption of this statement did not have a material impact on the Company’s financial position or results of operations. The Company provides disclosures required by FIN 45 in Note 12 to the condensed consolidated financial statements.

In May 2003, the EITF reached a consensus on EITF Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables”. This Issue addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. This Issue addresses when and how an arrangement involving multiple deliverables should be divided into separate units of accounting. The guidance in this Issue is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of these provisions did not have a material effect on the Company’s financial position or results of operations.

In January 2003 the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities” and a revised interpretation of FIN No. 46 (FIN No. 46-R”) in December 2003. FIN No. 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. Should the Company form a variable interest entity, FIN No. 46-R will be effective at that time, but not later than the quarter ending March 31, 2004.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise became effective for the Company July 1, 2003. The adoption of SFAS No. 150 did not have a material effect on the Company’s financial position or results of operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Reference is made to part II, Item 7A, Quantitative and Qualitative Disclosures about Market Risk, in the Company’s Annual Report on Form 10-K for the year ended September 30, 2002.

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures.

The events cited in this report that are the subject of the restatement were the result of material weaknesses in the Company’s system of internal controls and operations. The Company has taken and intends to continue to take measures to cure these weaknesses, which include changes in senior management, strengthening the independence of the Board of Directors and tightening internal policies and procedures.

The Company has carried out an evaluation, under the supervision and with the participation of its management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. Based upon their evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that disclosure controls and procedures are effective to ensure that material information required to be disclosed in the Company reports that are filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, except as noted below with respect to the restatement.

(b) Changes in internal controls.

Due to the matters that caused the restatement of the audited consolidated financial statements and related notes for the three and twelve months ended September 30, 2002 and the unaudited condensed consolidated financial statements and related notes for the three months ended December 31, 2002 and three and six months ended March 31, 2003, the Company has taken a number of steps to improve the effectiveness of internal controls, including the following:

The Company now requires extensive sales certifications from all sales representatives and systems engineers to be provided to the Company’s finance department.

The Company requires proof of an end user purchase order when fulfilling transactions over $25,000.

The Company now requires all distributors to submit sales out reports and inventory reports prior to the closing of a financial period.

The Company drafted a revenue recognition handbook and distributed it to all sales personnel. Each person in sales has certified they have read and understand the handbook.

We believe that these efforts have addressed the material weaknesses and significant deficiencies that affected our internal controls in 2002 and 2003. The Company continues to improve and refine its internal controls. This process is ongoing, and the Company seeks to foster an exemplary internal control environment.

Other than as summarized above, there has been no change in the Company’s internal control over financial reporting that occurred during the most recent fiscal quarter that has materially affected or is reasonably likely to materially affect the Company’s internal controls over financial reporting. The Company will continue to assess disclosure controls and procedures and will take any further actions that are deemed necessary.

Part II. Other Information

Item 1. Legal Proceedings

On August 28, 2003, a former Tarantella sales representative, filed an action against Tarantella, Inc. and Tarantella International, Inc., a wholly owned subsidiary of Tarantella, (collectively, “Tarantella”) in the California Superior Court in Santa Clara County, California. The complaint purports to state claims for breach of contract, negligent and intentional misrepresentation, fraud, and deceit. The complaint alleges that the plaintiff is owed certain commissions on sales of Tarantella products made to the U.S. government. Tarantella has filed a response denying the claims. The case is presently in the discovery stage.

Tarantella believes it has defenses to the employee’s plaintiff’s claims and intends to vigorously defend itself. Should the employee’s plaintiff’s claims succeed, however, Tarantella could be required to pay monetary damages. Accordingly, a judgment in favor of the employee’s plaintiff could have a material adverse effect on Tarantella’s business, financial position and results. No specific relief has been sought.

No other material legal proceedings are pending to which the Company is a party.

Item 2. Changes in Securities and Use of Proceeds

In June, 2003, the Company issued an aggregate of 1,592,000 newly issued shares of Tarantella common stock (calculated after giving effect to the 1-for-5 reverse stock split effected on June 6, 2003) in exchange for all of the outstanding shares of New Moon Systems. The fair value of the Tarantella common stock issued in connection with the New Moon acquisition was $3,614,000. The shares of Tarantella common stock issued to the New Moon Systems shareholders were issued as restricted securities as defined under Rule 144 of the Securities Act of 1933, as amended, in a transaction exempt from registration under the Securities Act, by reason of Section 4(2) thereof and/or Regulation D promulgated thereunder.

Item 3. Defaults Upon Senior Securities

Not applicable

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable

Item 5. Other Information

Not applicable

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant To 18 U.S.C. Section 1350, as Adopted Pursuant To Section 906 Of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant To 18 U.S.C. Section 1350, as Adopted Pursuant To Section 906 Of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K

The Company filed the following Report on Form 8-K during the quarter ended June 30, 2003.

On June 9th the Company filed a Report on Form 8-K for the completion of the acquisition of New Moon Systems Inc., a privately-held California corporation (“New Moon”), in a merger of a wholly owned subsidiary of Tarantella (“Merger Sub”) with and into New Moon, pursuant to an Agreement and Plan of Reorganization (the “Agreement”), dated May 29, 2003, by and among Tarantella, Merger Sub and New Moon. The acquisition was completed on June 5, 2003.

On June 9th the Company filed a Report on Form 8-K to provide an unaudited pro forma balance sheet as of April 30, 2003, reflecting the impact of the acquisition of New Moon Systems Inc., completed on June 5, 2003, as if such transaction were completed on April 30, 2003 on the Company’s balance sheet as of such date, as required by Nasdaq pursuant to the decision of the Listing Qualifications Panel on May 16, 2003.

On May 29, 2003 the Company filed a Report on Form 8-K to disclose the issuance of a press release announcing the signing of a definitive agreement regarding its proposed acquisition of New Moon Systems Inc. The press release also announced that Tarantella planed to execute a reverse stock split at a ratio of one share for every five shares.

On April 22, 2003 the Company filed a Report on Form 8-K to disclose that on April 22, 2003, Tarantella, Inc. issued a press release regarding its financial results for its second fiscal quarter ended March 31, 2003.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TARANTELLA, INC.

By:	/s/ JOHN M. GREELEY
John M. Greeley Vice President, Chief Financial Officer March 5, 2004

By:	/s/ JENNY TWADDLE
Jenny Twaddle Vice President, Corporate Controller March 5, 2004