Form 10-K
period 2003-09-30
TARANTELLA INC
filed 2004-03-08
CIK 851560

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended September 30, 2003

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From to

Commission File Number 0-21484

TARANTELLA, INC.

(Exact name of registrant as specified in its charter)

CALIFORNIA	94-2549086
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

425 Encinal Street, Santa Cruz, California	95060
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (831) 427-7222

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Preferred Share Purchase Rights Common Stock, no par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☐    No  ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment.    ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of the Common Stock on December 31, 2003 was approximately $18,089,805. Shares of Common Stock held by each executive officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of December 31, 2003, registrant had 15,279,271 shares of Common Stock outstanding.

TARANTELLA, INC.

Form 10-K

For the Fiscal Year Ended September 30, 2003

PART I

Item 1.    Business

Forward-Looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The forward-looking statements include, but are not limited to, statements concerning future liquidity and financing requirements, potential price erosion, plans to make acquisitions, dispositions or strategic investments, expectations of sales volume to customers, and plans to improve and enhance existing products and develop new products.

Certain information and statements contained in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other sections of this report, including statements containing words such as “could”, “expects”, “may”, “anticipates”, “believes”, “estimates”, “plans”, and similar expressions, are forward-looking statements. The forward-looking statements of Tarantella, Inc. (also referred to as “Tarantella” or “The Company”) are subject to risks and uncertainties. Some of the factors that could cause future results to materially differ from the recent results or those projected in the forward-looking statements include, but are not limited to, significant increases or decreases in demand for the Company’s products, increased competition, lower prices and margins, changes in customer buying patterns, failure to successfully develop and market new products and technologies, competitor introductions of superior products, continued industry consolidation, instability and currency fluctuations in international markets, product defects, failure to secure intellectual property rights, results of litigation, failure to retain and recruit key employees, adverse economic conditions, acts of war or global terrorism, and unexpected natural disasters.

Actual results could differ materially from those projected in the forward-looking report and those described in other reports under the Securities Exchange Act of 1934. Readers are referred to the “Sales and Distribution,” “Customer Support and Service”, “Product Development,” “Competition,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and sections contained in this Annual Report on Form 10-K, which identify some of the important factors or events that could cause actual results of performances to differ materially from those contained in the forward-looking statements.

The Company undertakes no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this Form 10-K.

Available Information

The Company’s website is http://www.tarantella.com. Through a link on the Investor Relations section of the website, the Company makes available the following filings as such reports become available on the Securities and Exchange Commission website: the Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Section 16 filings (Form 4) and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. The public may read and copy any materials filed with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C., 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. The address of that site http://www.sec.gov. Information contained on the Company’s website is not part of this report.

Company Background

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

The company’s flagship product, Tarantella Enterprise 3, a UNIX/Linux-based application access suite, is installed in corporations and governmental agencies around the world. Tarantella Enterprise 3 was introduced to the marketplace in 2001. Earlier client integration products, which are part of the Vision2K Suite, were introduced in the late 1990s and are currently still available. In June 2003, Tarantella acquired New Moon Systems Inc, and added New Moon Canaveral™ iQ from Tarantella® to its product offering. Canaveral iQ is a Windows-based application access suite, intended for small to mid-sized business customers and departmental deployments with Windows-only infrastructure. In aggregate, Tarantella boasts over 12,000 customer sites including several of the most respected brands in the Forbes Magazine Global 2000.

Subsequent to the issuance of the Company’s consolidated financial statements for the fiscal year ended September 30, 2002, the three months ended December 31, 2002 and the three and six months ended March 31, 2003, the Company’s management determined that the accounting treatment initially afforded to certain transactions was not correct. As a result, the accompanying consolidated financial statements for the fiscal year ended September 30, 2002 have been restated.

The effects of the restatement are presented in note 2 of the Notes to the Consolidated Financial Statements.

Tarantella Mission and Vision: Managed, Secure, Adaptive Application Access

Tarantella’s vision is that application access will play an increasingly prominent role in a ubiquitously wired world. The Company believes server-based application hosting will be the most practical way of delivering applications to businesses, homes and mobile users regardless of time or location. Tarantella’s mission is to become the world’s leading provider of managed, secure and adaptive application access software for Global 2000 companies and government agencies.

Corporate Strategy

Tarantella’s strategy is to focus on the application access needs of Forbes Magazine Global 2000 firms and mobile service providers, and deliver purpose-built, non-invasive, non-disruptive infrastructure software solutions to meet the needs of new classes of users and applications, including new wireless applications, home information service providers and web services applications. From a sales perspective, Tarantella approaches its target market through its worldwide, integrated sales process, including direct sales, channel partners and strategic alliances.

Importance of Web-Based Application Access

Organizations today need secure, managed access to business-critical systems for employees, customers and partners. Mobile and remote worker numbers continue to grow and more companies are consolidating, often requiring diverse computer systems to work together immediately. Workers are dispersed, needing access to data from remote locations. Home workers and extended day workers require efficient, secure access to corporate data outside the office. The Internet offers a cost-effective and reliable way for businesses to gain access to their data. This method, however, brings with it an urgent need for high-level security and manageability.

Data Center disaster contingency plans must also allow for alternative user access modes when offices are no longer available. Valuable corporate information kept on desktops is at risk and companies need a centralized, managed business approach that is more cost-effective and secure.

Tarantella’s product offerings address global enterprises’ needs for remote and mobile access, flexible business continuance plans and provide ways to cut the high costs and risks of managing distributed desktop computers. Tarantella’s software suite is a powerful solution regardless of company size or platform environment.

Key Customer Benefits: Application Access and Server-Centric Computing

•	Centralizes Information Technology (“IT”) systems for cost savings and ROI

•	Facilitates distributed server consolidation

•	Prolonges IT asset life—desktops, applications, servers, etc.

•	Enables application access through leading web portal products

•	Facilitates centralized management of intellectual property and data files

•	Web-enables delivery of existing applications instantly without code rewrites

•	Facilitates enhanced security and disaster recovery

•	Delivers web-based application access and workforce mobility

Target Markets

Tarantella software products provide horizontal network infrastructure solutions, which are used across all types and sizes of companies. However, several target markets have emerged in which the Tarantella value proposition is particularly compelling, including large financial institutions, government agencies (federal, local, defense departments), utilities and telecommunications.

These enterprises generally employ heterogeneous or mixed information systems architectures, are often geographically dispersed with remote access requirements and are under operational pressures to reduce costs while optimizing a return on assets. Large companies with diverse application platforms and a widely distributed user base are an excellent fit for a Tarantella solution. The scalability and flexibility features of Tarantella’s software differentiate it from competitors who cannot scale to meet the demanding heterogeneous architectures of the largest enterprises.

Products Overview

Tarantella offers a comprehensive, server-centric computing product line serving a broad cross-section of customers. This is accomplished by market bifurcation and by addressing distinct customer segments with purpose-built software solutions: Tarantella Enterprise 3 and Canaveral iQ. As a result, Tarantella’s software solutions deliver the benefits of application access and server-centric computing to organizations with the simplest computing and network environments as well as to those with the largest and most complex.

Product Offerings

Tarantella’s product offerings include the flagship Tarantella Enterprise 3 software products, Canaveral iQ from Tarantella, as well as the established Vision2K Suite, as described below:

Tarantella Enterprise 3

Tarantella Enterprise 3 is focused on organizations with large, heterogeneous and complex IT environments with overriding requirements for flexibility, scalability and application and data security. Tarantella Enterprise 3 customers generally have well-developed UNIX support infrastructure and capabilities. Tarantella’s patented technology was designed for the Internet and enterprise intranets. Tarantella’s Adaptive Internet Protocol (AIP) is designed to optimize the tradeoffs between bandwidth and application performance to give users the best possible experience over any speed connection.

The Tarantella architecture is based on a three-layer approach, whereby the Tarantella server sits in between the application layer (server) and the client layer (user). The non-intrusive nature of Tarantella Enterprise 3 allows installation in the network infrastructure without impacting existing applications or clients.

Tarantella Enterprise 3 software provides universal access to corporate applications, whether modern or legacy, including those that run on Microsoft® Windows®, UNIX®, Linux®, mainframe or midrange servers. With Tarantella Enterprise 3 software, users access applications remotely from a client device (anything from a thin client to a top-of-the-range PC). Users need only a web browser (such as a current version of Microsoft Internet Explorer or Netscape Navigator), with Java technology enabled. A native client version is also available to operate without a web browser. The centralized management capabilities of Tarantella Enterprise 3 scales to accommodate rapid corporate change, technological advancement and expanding remote access needs. The product can span global multi-site IT architectures, unifying and simplifying IT complexity and diversity, providing an enhanced level of business continuity via increased application availability.

Tarantella Enterprise 3’s elegant, three-tier “drop-in” architecture means there is no need to modify clients, networks, applications or the servers on which they run, making the software ideal for heterogeneous platform environments and large-scale deployment scenarios. Users access all applications through a single, unified and familiar web-based interface. Global resources are opened up without increasing vulnerability, change is managed rapidly and complex IT infrastructures can be simplified without major disruption, expensive development or costly administration.

Tarantella Enterprise 3 software enables users to access business applications over the network, without jeopardizing corporate security, affecting the end user, disrupting the existing infrastructure or requiring costly alternatives, such as a VPN. Tarantella Enterprise 3 software offers SSL security, encryption technology and firewall and proxy server traversal.

New Moon Canaveral™ iQ from Tarantella®

Canaveral iQ provides server-based computing for small to mid-sized companies and departments of larger companies that primarily use Microsoft Windows operating systems and platforms in their IT infrastructure. Canaveral iQ’s design focus is on simple installation and deployment, ease of administration and seamless integration with a Microsoft infrastructure. Canaveral iQ is a simple, intelligent and cost-effective application access solution for Microsoft based IT shops.

Canaveral iQ helps organizations fully leverage their investment in Microsoft infrastructure by extending the Windows Terminal Services capabilities available within Microsoft Windows Server 2000 and 2003. The software enhances Windows Terminal Services’ client experience by adding features like seamless windows, enhanced printing and file saving functionality, as well as application access through web-based browsers, Windows desktops or the Windows Start Menu. At the network level, Canaveral iQ enables Windows Terminal Services to more effectively scale to multiple servers and higher user counts by providing:

•	Application-level load balancing

•	Application, user and server provisioning

•	Reporting and monitoring capabilities

Canaveral iQ’s two-tier architecture easily integrates into existing Microsoft environments, providing an affordable solution to centralize the hosting of applications, both over a LAN or to remote users.

Vision2K UNIX Integration Products

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

Competition

The Tarantella Enterprise 3 and Canaveral iQ software solutions face strong competition from a range of point products from companies that include Citrix Systems, Inc., Hummingbird Ltd., and Attachmate Corporation. For example, Citrix is the market leader in providing remote access to Windows applications, while Hummingbird and Attachmate are market leaders for UNIX and mainframes, respectively.

While each of these competitors is formidable in its own space, Tarantella offers an integrated approach, designed to meet enterprise requirements across the board. Tarantella software solutions address the various needs of specific customer segments, regardless of company size or IT sophistication. Additionally, Tarantella products often work alongside those of its competition as well.

The scalability and flexibility of the solution in heterogeneous and demanding architectures differentiates Tarantella Enterprise 3 from its competitors. Tarantella Enterprise 3 installs on all major UNIX and Linux platforms and delivers Windows, UNIX, Linux, Mainframe and web-based applications. Tarantella products can also be used in place of, or to augment, VPN or extranet products.

Canaveral iQ was designed expressly to satisfy the needs of small and medium-sized enterprises and departments of larger enterprises seeking a simple and cost-effective alternative to such products as Citrix’s Metaframe XP. Canaveral iQ seamlessly installs in an organization’s existing Microsoft infrastructure to host Windows-based client software on centralized Microsoft Windows servers.

Strategic Relationships

Strong industry partners augment the Tarantella enterprise value proposition. Sun Microsystems, Inc. and Microsoft Corporation are two of Tarantella’s most valued industry partners.

Tarantella Enterprise 3 software is Sun Tone Certified. Tarantella is a featured technology/development partner for Sun Ray, Java Desktop System, SPARC Solaris and the Java Enterprise Server. Sun Professional Services has a worldwide contract to resell Enterprise 3. Tarantella has a worldwide joint marketing agreement with Sun and has signed distribution agreements with some of the largest Sun distributors in the world including GE Access in the USA, Clarity in the UK and ICOS in Italy.

Tarantella is a Microsoft Gold Certified ISV Partner and licensee of the RDP specification. Canaveral iQ from Tarantella is viewed as an important complement to Microsoft Windows Terminal Services. Canaveral iQ completes the Terminal Services experience for end users. Tarantella’s relationships with Microsoft span development and executive relationships in Redmond, Washington, to field sales and marketing relationships around the world.

Tarantella also has built strategic relationships with IBM, Oracle and Computer Associates. Additionally, Tarantella partners with a variety of thin client vendors as well as software and hardware vendors. The Technology Alliance Group, or TAG program, enforces the Company’s dedication to forging strong alliances with these vendors and a TAG certification ensures compatibility with either Enterprise 3 or Canaveral iQ. Members of the Tarantella TAG Program include: Aventail, Sun Microsystems, Neoware, Wyse, Fujitsu Siemens, CodeWeavers and Hewlett Packard. These strategic relationships, both new and ongoing, provide Tarantella additional credibility and leverage in selling to the enterprise market.

Sales and Distribution

Tarantella’s target customers comprise the Global 2000 and government agencies worldwide. With more than 12,000 current customers, Tarantella has developed an integrated, two-pronged sales and distribution strategy. Utilizing an extremely focused direct sales force, as well as enterprise distribution channels, its sales force effectively leverages value-added distributors and resellers, systems integrators, Original Equipment Manufacturers (OEMs) and independent software vendors (ISVs). Tarantella selects channel partners based on expertise, experience and access to the target markets. In most large opportunities, channel partners and Tarantella sales representatives work together on identifying, selling and closing these targeted accounts.

In addition to its enterprise sales process, Tarantella sells to small to medium businesses through the PartnerConnect program, with registered and associate partners primarily managed by value-added distributors. Tarantella’s sales network includes the support of over 500 resellers and channel partners globally.

Customer Support and Services

Tarantella’s products are used in business-critical environments that require customer support and services to be essential to the full product offering. Tarantella’s services are designed to support customers ranging from small businesses to large enterprises, both at the end user and reseller levels. The Company offers a variety of support programs and services through its worldwide customer support and services staff as well as its authorized third-party education staff, support and channel partners:

Technical Support—Online support through the web and varying levels of telephone support for corporate accounts;

Educational Services—Courseware and instruction guides provided to the worldwide Tarantella Learning Centers, which train and provide materials for both end users and resellers;

Developer Services—Technical advisory and support services, as well as access to early product releases, for application developers.

The Company sells support services to end users on an annual contract basis. Options are available for customers to tailor support solutions to meet their specific needs. Electronic access to support services is available via the Internet. Software updates, enhancements and bug fixes are also available electronically. Tarantella also supports end users via Authorized Tarantella Service Providers. In addition, the Company provides support services to distributors, Value Added Resellers, OEMs and integrators.

Product Development

Tarantella product development is comprised of one integrated organization with three sites located in Santa Cruz, California, Leeds, United Kingdom, and Pune, India. Tarantella has developed or acquired skills in complex Internet infrastructure areas including web-based technologies, communications, security, Java™

technology, virtual user interfaces, networking, adaptive protocols, as well as deep expertise in Microsoft platforms such as Windows Terminal Services, Active Directory, and Microsoft Windows Server 2000 and 2003, Microsoft SQL, COM, and DCOM. The combined product team has developed strong links with application server vendors, including Microsoft, IBM, Sun and Oracle, as well as with client vendors manufacturing a range of products from traditional desktop and complex workstation clients to thin clients and wireless handheld devices.

Tarantella holds five patents entitled “Method of Displaying an Application on a Variety of Client Devices in a Client/Server Network”, “Universal Application Server for Providing Applications on a Variety of Client Devices in a Client/Server Network”, “Network Traffic by Instruction Packet Size Reduction”, “Detection of Peripheral Input Activity and Dynamic System Response”, “System and Method for Virtualizing and Controlling I/O of Applications”. Tarantella also has a number of patent applications pending, including “Color Quality and Packet Shaping Features for Displaying an Application on a Variety of Client Devices”, “System and Method for Dynamic Allocation of Computing Tasks”, “System and Method for Dynamic Content Allocation”, “Improved Client Server Technique for Distributed Computing”, and “System and Method for Managing Access of Distributed Resources”.

Tarantella devotes resources to ongoing product testing and quality assurance to support product reliability. The Company believes its ability to integrate product technologies, to incorporate a wide variety of standards into its products and to continue to offer enhancements to its existing products is essential to maintaining a competitive advantage in the marketplace.

Employees

As of September 30, 2003, Tarantella had 90 full time equivalent employees, including 24 in product development, 35 in sales and marketing, 8 in customer support services and 23 in distribution services and administration. In addition, Tarantella employs 18 product development contractors in Pune, India.

Brief Company History

•	1979 Doug Michels and Larry Michels co-found The Santa Cruz Operation, Inc.

•	1986 Company expands into Europe—acquisition of a division of Logica, UK.

•	1987 Agreement with Microsoft to license XENIX.

•	1992 Launch of SCO OpenServer product.

•	1993 Acquisition of IXI, Ltd. for client integration technology

•	1993 Company goes public on Nasdaq Stock Market, trading as SCOC

•	1994 Acquisition of Visionware, Ltd., for client emulation technology

•	1995 Acquisition of UNIX technology from Novell

•	1997 Launch of the Tarantella product.

•	1998 Launch of UnixWare7 product.

•	2001 Release of Tarantella Enterprise 3 software.

•	2001 Sale of Server Operating System (“Server”) division and the Server Professional Services (“Professional Services”) division to Caldera Systems, Inc.

•	2001 Company changes name to Tarantella, and changes trading symbol to TTLA

•	2003 Acquisition of New Moon Systems, Inc. for Windows-based products expertise

•	2003 Tarantella begins trading as TTLA.PK

Geographic Information

Information about the geographies in which we operate can be found in Part II, Item 8 of this Form 10-K in the Notes to Consolidated Financial Statements at Note 19, “Segment Information and Geographic Data.”

Item 2.    Properties

The Company occupies leased office space in the United States, the United Kingdom, Germany, Spain and Italy, consisting of an aggregate of approximately 32,000 square feet. The Company believes that these facilities are adequate for its needs in the foreseeable future.

Item 3.    Legal Proceedings

On August 28, 2003, a former Tarantella sales representative, filed an action against Tarantella, Inc. and Tarantella International, Inc., a wholly owned subsidiary of Tarantella, (collectively, “Tarantella”) in the California Superior Court in Santa Clara County, California. The complaint purports to state claims for breach of contract, negligent and intentional misrepresentation, fraud, and deceit. The complaint alleges that the plaintiff is owed commissions on certain sales of Tarantella products, and seeks an unspecified amount of damages, correction of the purported contract, prejudgment interest, punitive damages and costs. On September 25, 2003, Tarantella filed a response denying the claims and asserting affirmative defenses. The case is presently in the discovery stage.

Tarantella believes the allegations contained in the complaint are without merit and intends to defend the action vigorously. Should the plaintiff’s claims succeed, however, Tarantella could be required to pay monetary damages, which could have a material adverse effect on Tarantella’s business, financial position and results.

No other material legal proceedings are pending to which the Company is a party.

Item 4.    Submission of Matters to a Vote of Security Holders

Not applicable.

PART II

Item 5.    Market for Registrant’s Common Stock and Related Stockholder Matters

The following required information is filed as a part of the report:

The Company’s common stock is quoted on the Over-the-Counter (“OTC”) Pink Sheets, under the symbol “TTLA.PK”. The following table sets forth the range of high and low closing sale prices for the Common Stock for the periods indicated:

	Low Sale Price	High Sale Price
Fiscal 2002:
First Quarter	$1.25	$3.90
Second Quarter	$1.55	$3.55
Third Quarter	$1.80	$3.20
Fourth Quarter	$1.00	$1.95

Fiscal 2003:
First Quarter	$0.75	$1.45
Second Quarter	$0.75	$1.05
Third Quarter	$0.85	$2.65
Fourth Quarter	$1.07	$2.20

On January 22, 2004, there were approximately 12,800 holders of record of the Company’s common stock, and 15,279,271 shares issued and outstanding.

The information required by this Item regarding equity compensation is incorporated by reference to the information set forth in Item 12 of this Annual Report on Form 10-K.

Dividend Policy

The Company has never declared or paid cash dividends on its capital stock. The Company currently expects to retain future earnings, if any, for use in the operation and expansion of its business and does not anticipate paying any cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

On September 30, 2003, the Company completed a private placement of common stock and warrants to Special Situations Technology Funds and Vertical Ventures resulting in gross proceeds to the Company of approximately $2,250,000 for which the Company will pay placement fees of $118,345. The Company issued 1,950,000 shares of common stock at a price of $1.156 and warrants to purchase 1,950,000 shares of common stock at $1.395 per share. Such shares of common stock and warrants were issued pursuant to an exemption from registration under Section 4(2) and/or Regulation D promulgated under the Securities Act of 1933, as amended. See Note 11 to the Company’s Consolidated Financial Statements. See Note 23 for details on private placements completed after September 30, 2003.

Item 6.    Selected Financial Data

TARANTELLA, INC.

SELECTED FIVE YEAR FINANCIAL INFORMATION

	Fiscal Year Ended September 30,
	2003	2002 (As restated*)	2001	2000	1999
	(In thousands, except per share data)
Net revenues	$14,006	$14,220	$66,662	$148,923	$223,624
Cost of revenues	1,555	1,499	17,315	41,796	49,778

Gross margin	12,451	12,721	49,347	107,127	173,846
Operating expenses	21,712	27,504	83,724	158,360	157,473

Operating income (loss)	(9,261)	(14,783)	(34,377)	(51,233)	16,373
Other income (expense):
Gain (loss) on sale of divisions to Caldera	—	(2,443)	53,267	—	—
Gain on sale of Caldera common stock	—	4,491	—	—	—
Loss and impairment of equity in investment in Caldera	—	(4,010)	(27,066)	—	—
Interest income, net	46	518	1,118	1,679	1,942
Other income (expense), net	(169)	(1,040)	253	819	1,939

Income (loss) before income taxes	(9,384)	(17,267)	(6,805)	(48,735)	20,254
Income taxes (benefit)	300	(1,076)	(1,070)	8,218	3,396

Net income (loss)	$(9,684)	$(16,191)	$(5,735)	$(56,953)	$16,858

Comprehensive income (loss)	$(9,248)	$(15,907)	$(11,388)	$(51,875)	$15,974

Earnings (loss) per share—basic	$(1.10)	$(2.00)	$(0.72)	$(7.97)	$2.46

Earnings (loss) per share—diluted	$(1.10)	$(2.00)	$(0.72)	$(7.97)	$2.32

Shares used in per share calculation—basic	8,809	8,096	7,966	7,144	6,846

Shares used in per share calculation—diluted	8,809	8,096	7,966	7,144	7,280

	September 30,
	2003	2002 (As restated*)	2001	2000	1999
	(In thousands)
Cash, equivalents and short-term investments	$3,151	$7,055	$14,100	$26,446	$62,844
Working capital	(2,226)	3,563	10,021	16,654	44,813
Total assets	12,388	13,254	35,591	82,202	139,284
Long-term liabilities	36	33	1,853	5,462	11,094
Shareholders’ equity	2,468	5,811	20,793	31,202	70,338

The significant change in the above selected financial data in fiscal 2001 is due to the sale of the Server and Professional Services divisions to Caldera International in May 2001. See note 13 of Notes to Consolidated Financial Statements.

*	2002 financial results have been restated—See note 2 of Notes to Consolidated Financial Statements.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Company’s consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K, as well as the Management’s Discussion and Analysis of Financial Condition and Result of Operations included in this Annual Report on Form 10-K for the fiscal year ended September 30, 2003. In addition to historical information contained herein, this Discussion and Analysis contains forward-looking statements. These statements involve risks and uncertainties and can be identified by the use of forward-looking terminology such as “estimates,” “projects,” “anticipates,” “plans,” “future,” “may,” “will,” “should,” “predicts,” “potential,” “continue,” “expects,” “intends,” “believes,” and similar expressions. Examples of forward-looking statements include those relating to financial risk management activities and the adequacy of financial resources for operations. These and other forward-looking statements are only estimates and predictions. While the Company (also referred to as “Tarantella”) believes that the expectations reflected in the forward-looking statements are reasonable, the Company’s actual results could differ materially. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s expectations only as of the date hereof.

Overview

Tarantella is a leading provider of Internet infrastructure software that enables web-based access to enterprise applications.

Tarantella products provide managed and secure web access to enterprise mainframe, Windows, AS/400, Linux, and UNIX applications. It leverages existing IT assets to provide cost savings, improved productivity, and the flexibility to accommodate the rapid changes in today’s organizations.

Restatement

Subsequent to the issuance of the Company’s consolidated financial statements for the fiscal year ended September 30, 2002, the three months ended December 31, 2002 and the three and six months ended March 31, 2003, the Company’s management determined that the accounting treatment initially afforded to certain transactions was not correct. As a result, the accompanying consolidated financial statements for the year ended September 30, 2002 have been restated.

The effects of the restatement are presented in note 2 of the Notes to the Consolidated Financial Statements and have been reflected in management’s discussion and analysis of financial condition and results of operations.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make judgments, assumptions and estimates that affect the amounts reported in the Company’s consolidated financial statements and the accompanying notes. Note 3 to the consolidated financial statements for the fiscal year ended September 30, 2003 describes the significant accounting policies and methods used in the preparation of the consolidated financial statements for the three fiscal years in the period ended September 30, 2003. The amounts of assets and liabilities reported on the balance sheets and the amounts of revenues and expenses reported for each of the fiscal periods are affected by estimates and assumptions which are used for, but not limited to, the accounting for revenue, product returns and a valuation allowance for deferred tax assets. Actual results could differ from these estimates. The following critical accounting policies are significantly affected by judgments, assumptions and estimates used in the preparation of the consolidated financial statements.

Revenue Recognition:    The Company’s net revenues are derived from software licenses and fees for services, which include custom engineering, maintenance, support and training. In accordance with Statement of Position 97-2 “Software Revenue Recognition”, revenue is recognized when the price is fixed and determinable, upon persuasive evidence of an arrangement, when fulfillment of the Company’s obligations under any such agreement is complete and when there is a determination that collection is probable. Payment arrangements with customers provide primarily 30-day terms and to a limited extent with certain customers 45, 60 or 90 day terms. In certain transactions, the Company does not have a reliable basis to estimate returns and allowances for certain customers or is unable to determine that collection of receivables is probable. In such circumstances, the Company defers revenues at the time of sale and recognizes revenues when collection of the related receivable becomes probable, which is generally upon receipt of cash, and when any potential returns can be reasonably estimated.

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

Returns and Reserves:    The Company records a provision for product returns for related sales in the same period as the related revenues are recorded. These estimates are based on historical sales returns, analysis of credit memo data and other known factors. If the historical data the Company uses to calculate these estimates does not properly reflect future returns, revenue could be affected.

Allowance for doubtful accounts:    Payments from customers are continuously monitored and allowances are maintained for doubtful accounts for estimated losses resulting from the inability of customers to make required payments. When evaluating the adequacy of allowances for doubtful accounts, various factors are taken into account, including accounts receivable aging, customer credit-worthiness, historical bad debts, and geographic and political risk. If the financial condition of customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. As of September 30, 2003, the Company’s net accounts receivable balance was $3.0 million.

Restructuring charges:    Over the last several years the Company has undertaken significant broad restructuring initiatives. These initiatives have required the recording of estimated provisions for severance and outplacement costs, lease cancellations, long-term asset write downs, and other restructuring costs. Given the significance and the timing of the execution of such activities, this process is complex and involves periodic reassessments of estimates made at the time the original decisions were made. The accounting for restructuring costs and asset impairments requires the recording of provisions and charges when actions are taken and/or appropriate approval for taking action is obtained, and when a liability is incurred. Company policies require continual evaluation of the adequacy of the remaining liabilities under restructuring initiatives. As management continues to evaluate the business, there may be additional charges for new restructuring activities as well as changes in estimates of amounts previously recorded.

Income Taxes:    Tarantella has operations in many countries other than the United States. Transfer prices for services provided between the United States and these countries has been documented by management based on consultation with appropriate outside service providers as reasonable, however, tax authorities could challenge these transfer prices and assess additional taxes on prior period transactions. Any such assessment could require the Company to record an additional tax provision in its statement of operations.

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

Goodwill and intangible assets:    The Company reviews the value of long-lived assets, including goodwill, in accordance with the applicable accounting literature for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate. As of September 30, 2003, the Company had $1.3 million of net intangible assets and $2.4 million of goodwill remaining on the balance sheet. The Company believes that the net intangible assets will be realizable based on the estimated future cash flows of the associated products and technology. At September 30, 2003, the Company does not believe that the goodwill is impaired. However, it is possible that the estimates and assumptions used, such as future sales and expense levels, in assessing the carrying value of these assets may need to be reevaluated in the case of continued market deterioration, which could result in impairment of these assets.

De-Listing Status

On October 20, 2003, the Company announced that it had received notification from the Nasdaq Listing Qualifications Panel that the Company’s stock would discontinue trading on the Nasdaq SmallCap Market effective with the open of business on Tuesday, October 21, 2003.

This action followed Tarantella’s appeal to Nasdaq for a listing extension after not meeting the stated time requirements to file SEC Form 10-Q for the Company’s third fiscal quarter. The Nasdaq Panel determination to delist the Company’s stock was based on the Company’s filing delinquency, public interest concerns, and the nature of the ongoing internal revenue investigation. On December 8, 2003, the Company filed an appeal to reverse that portion of the Nasdaq Panel’s decision relating to its public interest concerns. On February 27, 2004, the Nasdaq advised the Company that its appeal had been denied.

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

Management Change

On December 11, 2003, the Company announced that its Board of Directors had appointed Francis E. Wilde as Chief Executive Officer (CEO), President and a Director of the Company. Mr. Wilde succeeds Douglas Michels, who became a strategic advisor to the Company, focusing initially on merger and acquisition opportunities. Mr. Michels will also continue as a Director of Tarantella.

The Board has also approved the request by several senior executives including Messrs. Wilde, Michels and Alok Mohan, the Company’s Chairman, to receive a substantial portion of their calendar year 2004 compensation in the form of restricted stock in lieu of cash.

On January 6, 2004, the Company announced the appointment of John M. Greeley as Chief Financial Officer (CFO), reporting directly to Mr. Wilde. Mr. Greeley assumed the CFO responsibilities from Mr. Mohan, who had been serving as acting CFO since September 8, 2003.

Results of Operations

Net Revenues

The Company’s net revenues are derived from software licenses and fees for services, which include engineering services, consulting, custom engineering, support and training.

Net revenues were $14.0 million in fiscal 2003, a decrease of 2% from $14.2 million in fiscal 2002. In fiscal 2002, net revenues decreased by 79% from $66.7 million in fiscal 2001. Revenue declined slightly in fiscal 2003 due to a decrease in prepaid royalty transactions to OEM’s and ISV’s. In fiscal 2002, the Company had $3.2 million in revenue for prepaid royalties. In fiscal 2003, this number decreased to $1.7 million. The decrease of 47% in prepaid royalty transactions in fiscal 2003 was due to customers still consuming prepaid royalties purchased in fiscal 2002. The decline in revenue performance in fiscal 2002 was worldwide across all geographies and is attributable to the sale of a significant portion of the company’s business during fiscal 2001. The Company’s revenues were also impacted by the general reduction in information technology (“IT”) spending by companies for application server software and service initiatives. For the fiscal year ended September 30, 2003, Northrop Grumman Computing accounted for 13.7% of the Company’s net revenues and for the fiscal year ended September 30, 2002, Netilla Networks, Inc. accounted for 10.3% of the Company’s net revenues. For the fiscal years ended September 30, 2001, no single customer accounted for more than 10% of the Company’s net revenues.

International revenues continue to be a significant portion of net revenues, comprising 53% of the revenues for fiscal 2003 and 44% and 52% for 2002 and 2001, respectively.

License Revenues.    License revenues were $11.0 million in fiscal 2003 as compared to $11.4 million in fiscal 2002 and $55.8 million in fiscal 2001, representing a decrease of 3% in fiscal 2003 over 2002 and a decrease of 80% in fiscal 2002 over 2001. License revenues were 78% of total net revenues for fiscal 2003 and 80% and 84% of total net revenues for fiscal 2002 and 2001, respectively. The decline in license revenues in fiscal 2003 is due to a decrease in prepaid royalty transactions to OEMs and ISVs. In fiscal 2002, the Company had $3.2 million in revenue for prepaid royalties. In fiscal 2003, this number decreased to $1.7 million. The decrease of 47% in prepaid royalty transactions in fiscal 2003 was due to the fact that customers were still consuming prepaid royalties purchased in fiscal 2002. The decline in license revenues in fiscal 2002 is attributed to the sale of the server business to Caldera Systems, Inc. (“Caldera”).

Services Revenues. Services revenues were $3.0 million in fiscal 2003, an increase of 6% over the $2.9 million in fiscal 2002. Services revenues were $2.9 million in fiscal 2002, a decrease of 74% from the $10.8 million in fiscal 2001. Services revenues were 22% of the total revenue for fiscal 2003, compared to 20% in the prior year. The increase in services revenues in fiscal 2003 was primarily due to an increased percentage of customers purchasing service contracts. The decline in services revenues in fiscal 2002 was primarily in the Professional Services area and is the result of the sale of the Professional Services business to Caldera.

Cost of Revenues

The Company’s overall cost of revenues as a percentage of net revenues can be affected by changes in net revenue contribution between product families, geographic regions and channels of distribution, since both price and cost characteristics associated with these revenue streams can vary greatly. The Company can also experience fluctuations in gross margin as net revenues increase or decrease since certain costs of revenues including technology, services, and distribution act as fixed costs within certain volume ranges.

Cost of License Revenues.    Cost of license revenues includes royalties paid to certain software vendors, amortization of acquired technologies, product packaging, documentation and all costs associated with the acquisition of components and shipping. Cost of license revenues as a percentage of license revenues remained flat with fiscal 2002 at 3%. In fiscal 2001, cost of license revenues as a percentage of license revenues, was 15%.

The 12% decrease from 2001 to 2002 was primarily due to the fact that fiscal 2001 cost of license revenues included server products, which had significantly higher royalty and technology rates than Tarantella products. The decrease to 3% in fiscal 2003 and fiscal 2002 is also due to the fact that technology related to the Company’s Vision Family products became fully amortized during fiscal 2001. Additionally, material costs continue to decline as a result of the increasing number of Internet orders. Also certain fixed costs such as technology and overhead declined.

Cost of Services Revenues.    Cost of services revenues includes documentation, consulting and personnel related expenses associated with providing such services. Costs of services revenues as a percentage of services revenues decreased to 40% in fiscal 2003 from 41% in fiscal 2002. In fiscal 2001, costs of services revenues as a percentage of services revenues was 83%. The cost of services improved dramatically in fiscal 2003 and fiscal 2002 primarily as a result of the sale of the Professional Services division to Caldera. The Professional Services division that was sold performed services primarily for server products. Services for server products had negative gross margins, unlike services for Tarantella products (non-server and non-Vision Family), which had positive gross margins. The improvement in cost of services revenues in fiscal 2003 and fiscal 2002 is also a result of reduced staffing levels in the support organization due to realignment of this organization.

Research and Development

The Company invests in research and development both for new products and to provide continuing enhancements to current products. Research and development expenses decreased 24% to $4.3 million in fiscal 2003 from $5.6 million in fiscal 2002, which was a decrease of 69% from fiscal 2001 spending of $18.4 million. Research and development expenses represented 31% of net revenues for fiscal 2003, 40% of net revenues for fiscal 2002, and 28% of net revenues for fiscal 2001. The decrease in research and development expenses in fiscal 2003 is due to lower labor costs, which decreased $0.5 million from fiscal 2002 to fiscal 2003. The lower labor costs were driven by lower headcount, which decreased by 41% as a result of several planned reductions in force. Labor costs were also lower because there was a 15% pay reduction for all employees in research and development. In addition to lower labor costs, there was a reduction of allocations for facilities and IT costs. Expenses allocated to research and development decreased by $0.6 million in fiscal 2003. The reason for the decrease in allocations is that there was lower headcount in the allocated departments and there was an elimination of redundant facilities. The decrease in research and development in fiscal 2002 was due to lower labor costs as a result of lower headcount and also the favorable impact of the sale of the Server Software and Professional Services divisions to Caldera. Research and development expense as a percentage of revenue increased in fiscal 2003 and fiscal 2002 over fiscal 2001 because fiscal 2001 costs included research and development for the Server business which were lower as a percentage of revenue since the products were more mature.

Selling, General and Administrative

Selling, general and administrative expenses decreased 22% to $15.2 million in fiscal 2003, compared with $19.6 million in fiscal 2002 and $64.3 million in fiscal 2001. Selling, general and administrative expenses represented 108% of net revenues in fiscal 2003, 138% in fiscal 2002 and 96% in fiscal 2001. The decrease in selling, general and administrative expenses in fiscal 2003 was mainly due to lower labor costs, which decreased by $2.1 million. The lower labor costs were driven by lower headcount, which decreased by 39% as a result of several planned reductions in force. Labor costs were also lower because there was a 15% pay reduction for all employees in marketing and general and administrative and a 7.5% pay reduction for all employees in sales. In addition to lower labor costs, there was a reduction of allocations for facilities and IT costs. Expenses allocated to selling, general and administrative decreased by $0.9 million in fiscal 2003. The reason for the decrease in allocations is that there was lower headcount in the allocated departments and there was an elimination of redundant facilities. The decrease in labor and allocation costs in selling, general and administrative expenses was partially offset by increased legal and audit fees, which resulted from the restatement audit. The Company incurred expenses of $0.7 million during fiscal 2003 for the internal revenue investigation and the related restatement audit. The decrease in selling, general and administrative expenses in fiscal 2002 was due to lower labor costs as a result of lower headcount and also the favorable impact of the sale of the Server Software and Professional Services divisions to Caldera. Selling, general and administrative expenses also decreased in fiscal 2002 because fiscal 2001 included executive retention bonuses of $2.1 million associated with the sale of a significant division to Caldera. Selling, general and administrative expense as a percentage of revenue increased in fiscal 2003 and fiscal 2002 over fiscal 2001 because fiscal 2001 costs included selling, general and administrative expenses for the Server business, which were lower as a percentage of revenue since the products were more mature. The significant increase in selling, general and administrative expense as a percentage of revenue in fiscal 2003 and fiscal 2002 is due to fixed costs spread over much lower revenue.

Allowance for doubtful accounts at the end of September 30, 2003 was $0.5 million, or 15% of gross accounts receivable. At the end of September 30, 2002, allowance for doubtful accounts was $0.3 million, or 11% of gross accounts receivable. The increase in allowance for doubtful accounts was due to an increase in bad debt reserves of $0.1 million due to reserves acquired from the New Moon acquisition. There was also a $0.1 million increase in reserves for returns authorized but not yet returned.

Restructuring Charges

Restructuring charges of $2.2 million were incurred in fiscal year 2003. This included $1.7 million relating to worldwide restructurings undertaken in the first, third and fourth quarters of fiscal 2003 and provision adjustments of $0.5 million made in the fourth quarter of fiscal 2003. The restructurings included a reduction in staffing of 62 employees, expenses associated with the closing of several foreign offices and the write-off of fixed assets. As of September 30, 2003, 61 employees had been terminated. These reductions were made to align spending with lower than expected Company revenues. The Company also made provision adjustments to prior restructurings because it has been unable to sublet space in the Santa Cruz, California office. The Company has now reserved for this space through the end of fiscal 2004, as it believes it will sublease the space within the next twelve months.

Restructuring charges of $2.3 million were incurred in fiscal year 2002 relating to a worldwide restructuring undertaken in the first quarter of fiscal 2002 and provision adjustments made in the fourth quarter of fiscal 2002. The restructuring included a reduction in staffing of 52 employees, a reserve for unused facilities at the Company’s corporate headquarters, and costs associated with closing several foreign offices. As of September 30, 2002, all 52 positions were eliminated, all severance was paid out and all of the foreign office closures included in this reserve were completed. Of the $2.3 million, all but $39,000 related to cash expenditures. These reductions were made to align spending with lower than expected Company revenues. The Company also made provision adjustments to prior restructurings because it has been unable to sublet space in the Santa Cruz, California office.

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

Other Income (Expense)

Other income and expense consists of interest income net of interest expense, foreign exchange gains and losses, and realized gains and losses on investments, as well as other miscellaneous income and expense items. Net interest income was $46,000 in fiscal 2003 compared to net interest income of $0.5 million in fiscal 2002 and $1.1 million in fiscal 2001. Net interest income decreased in fiscal 2003 due to the decrease in cash from $7.0 million at the end of fiscal 2002 to $3.2 million at the end of fiscal 2003. In order to keep cash balances needed for operations, the Company discontinued investing cash in short-term investments. In fiscal 2003 the Company had other expense of $0.2 million compared to other expense of $1.0 million in fiscal 2002 and other income of $0.3 million in fiscal 2001. The $0.2 million of other expense in fiscal 2003 was for charges related to the impairment of certain investments. The $1.0 million of other expense in fiscal 2002 was due mainly to the impairment of certain investments of $0.9 million. The other income in fiscal 2001 was due to funds received from a securities class action recovery.

In January 2001, the Company sold 3.2 million shares of its Rainmaker Systems (RMKR) stock for $1.00 per share, and received cash proceeds of $3.2 million. The cost basis of the sale was $1.1 million, and the Company realized a gain of $2.1 million from this sale.

In fiscal 2002, the Company’s other income/(expense) included equity losses of $4.0 million for its share of Caldera International losses; also a loss of $2.4 million was recorded against the gain on the sale of divisions to Caldera. This loss included expense of $3.0 million for the early redemption of a note receivable for Caldera. In fiscal 2001 there was a $53.3 million gain included in other income for the sale of the Server and Professional Services divisions to Caldera. This gain was partially offset by losses of $27.1 million for a partial impairment of the Caldera investment and equity losses from the investment. The charge taken for the impairment of the Caldera investment was $22.5 million. The loss from the equity investment in Caldera was $4.6 million.

Income Taxes

In fiscal 2003, 2002 and 2001, the Company’s effective income tax rates were (3%), 7%, and 16%. The fiscal 2003 tax of $0.3 million reflects foreign income taxes of $0.5 million less the resolution of foreign audit issues of $0.2 million. The fiscal 2002 tax benefit of $1.1 million reflects benefits of $0.3 million due to a change in US law and $1.3 million due to the resolution of foreign audit issues, less foreign income taxes of $0.5 million. The fiscal 2001 tax benefit reflects a benefit of $1.1 million due to the resolution of foreign audit issues and foreign income taxes of $0.5 million.

Net Income (Loss)

The Company reported a net loss of $9.7 million in fiscal 2003 compared to a net loss of $16.2 million in fiscal 2002, and a net loss of $5.7 million in fiscal 2001. Net losses were lower in fiscal 2003 than in fiscal 2002 because the Company implemented several cost reduction measures to reduce the Company’s breakeven point. Although net losses were higher in fiscal 2002 than fiscal 2001, operating losses in fiscal 2002 were lower than in fiscal 2001 because of the cost reduction measures. Net losses were higher in fiscal 2002 because fiscal 2002 included $6.5 million in losses from the sale of divisions to Caldera and fiscal 2001 included a net $26.2 million gain from the sale of divisions to Caldera.

Liquidity and Capital Resources

The Company has financed its operations through cash flow from operations, private offerings of the Company’s common stock and bank borrowings. As of September 30, 2003, the Company’s principal source of liquidity included cash and cash equivalents of $3.2 million, representing 25% of total assets and an available bank line of credit under which the Company had $0.3 million of outstanding borrowings. The credit agreement provides that the Company may borrow up to $1.5 million at 2.5% per month based on 75% of eligible accounts receivable. The line of credit has no financial covenants and is secured by the assets of the Company. See Note 8 of Notes to Consolidated Financial Statements. The decrease in cash and short-term investments of $3.9 million in 2003 is due to operating losses of $9.3 million, partially offset by $3.3 million of cash received in the acquisition of New Moon Systems and $2.1 million in proceeds from a private placement.

The Company’s operating activities used cash of $9.3 million during fiscal 2003, compared to $17.2 million used for operating activities for fiscal 2002. The decrease in the cash used for operating activities is due to a $5.5 million decrease in operating loss from fiscal 2002 to fiscal 2003. The operating loss was $9.3 million in fiscal 2003 compared to a loss of $14.8 million in fiscal 2002. Cash provided by investing activities was $3.0 million in fiscal 2003 compared to cash provided from investing activities of $12.4 million in fiscal 2002. The decrease in cash provided by investing activities was attributable primarily to the proceeds received from the early redemption of a note receivable related to the sale of divisions to Caldera, which were included in the fiscal 2002 results. Cash provided by financing activities was $2.4 million for fiscal 2003 compared with cash used in financing activities of $0.3 million for fiscal 2002.

The Company’s days sales outstanding (DSO) at the end of fiscal 2003 was 87, an increase of 16 days from 71 days at the end of fiscal 2002. DSO is calculated using revenues for the fourth quarter of each fiscal year, and net accounts receivable at September 30. There was an increase in DSO at the end of fiscal 2003 because there was one transaction totaling $0.6 million, for a large Italian customer, which was paid late. DSO is impacted about 1.4 days for every $50,000 that is uncollected, so this transaction added 15 days to the Company’s DSO.

On September 30, 2003, the Company completed a private placement of common stock and warrants to Special Situations Technology Funds and Vertical Ventures resulting in gross proceeds to the Company of approximately $2,254,200 for which the Company paid fees of $155,345. The Company issued 1,950,000 shares of common stock at a price of $1.156 and warrants to purchase 1,950,000 shares of common stock at $1.395 per share. The warrants have a value of $895,592, based on the relative fair value using a Black-Scholes calculation, using a volatility of 100%, an annual dividend of zero and a discount rate of 2.63%. The Company can require the warrant holders to exercise one-third of the warrants provided the shares issuable thereunder are registered with the SEC and the share price equals or exceeds $1.674 for a period of twenty consecutive trading days. In addition, the Company can redeem up to two-thirds of the warrants or all of the warrants for $0.01 per share should the closing bid price of the shares reach the target prices of $2.232 and $2.790, respectively. The warrant holders may exercise the warrants prior to redemption. The warrants expire on September 30, 2008. If the warrants are fully exercised, the Company would receive additional gross proceeds of approximately $2,700,000. The Company also has agreed to register the shares of common stock issued to the investors as well as the shares issuable upon exercise of the warrants for resale once the Company has complied with its reporting obligations under the Securities Exchange Act of 1934, as amended. If the shares and warrants are not registered in a timely manner, the Company will be obligated to pay damages for the delay, in an amount equal to one-percent per month of the aggregate amount invested, until registered.

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

In the first quarter of fiscal 2004, the Company implemented a restructuring which reduced the existing workforce by two employees. The Company expects to record a charge of $0.2 million for this restructuring in the first quarter of fiscal 2004. All charges related to this restructuring will be cash charges.

The Company has capital lease commitments of $32,000 in fiscal 2004. There are no capital lease commitments beyond fiscal 2004. The Company has operating lease commitments of $1.3 million in fiscal 2004. The Company’s various operating lease commitments extend to 2020. See note 10 of the consolidated financial statements for more information.

The following summarizes Tarantella’s contractual lease obligations at September 30, 2003, and the effects such obligations are expected to have on liquidity and cash flow in future periods:

	Total	Less than 1 Year	1-3 Years	4-5 Years	Beyond 5 Years
	(In thousands)
Contractual obligations:
Capital lease obligations	$32	$32	$—	$—	$—
Non-cancelable operating lease obligations	10,337	1,316	1,929	808	6,284

Total contractual cash obligation	$10,369	$1,348	$1,929	$808	$6,284

The Company has an obligation to pay New Moon shareholders a minimum cash earnout of approximately $1.7 million over a period from January 1, 2004 to December 31, 2006 based on a royalty of 30% of New Moon product revenues, net of direct costs. After the shareholders have been paid the minimum earnout, they are entitled to an additional royalty of 15% of New Moon product revenues, net of direct costs, during this period. In the event the minimum earnout is not achieved by the conclusion of the quarter ending December 31, 2006, Tarantella shall pay along with the final earnout payment an amount equal to the minimum earnout less all aggregate earnouts paid to date, less any off-sets and any escrow claim deficiencies.

The Company has incurred net losses from operations of approximately $9.3 million during fiscal 2003 and $14.8 million during fiscal 2002 and revenues have declined from $14.2 million in fiscal 2002 to $14.0 million in fiscal 2003. The Company has an accumulated deficit of $124.8 million as of September 30, 2003.

The Company’s management believes that, based on the Company’s current plans, its existing cash and cash equivalents, short-term investments, and funds generated from operations will be sufficient to meet its operating requirements through fiscal 2004. The Company’s financial plan assumes revenue growth and decreased spending. If the Company does not achieve the revenue growth it anticipates or if expenses do not decline as planned, the Company will need additional financing. Management cannot be assured that additional financing will be available when it is needed.

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

THE COMPANY’S OPERATING RESULTS MAY FLUCTUATE IN FUTURE PERIODS.

The results of operations for any quarter or fiscal year are not necessarily indicative of the results to be expected in future periods. The Company’s operating results have in the past been, and will continue to be, subject to quarterly and annual fluctuations as a result of a number of factors, including but not limited to:

•	Overall technology spending

•	Changes in general economic conditions and specific market conditions in the Internet infrastructure industry

•	Rapid technological changes that can adversely affect the demand for the Company’s products

•	Fluctuations in demand for the Company’s products and services

•	The public’s perception of the Company and its products

•	The long sales and implementation cycle for the Company’s products

•	General industry trends and the potential effects of price and product competition in the Internet infrastructure industry

•	The introduction and acceptance of new technologies and products

•	Reductions in sales to, or loss of, significant customers

•	The timing of orders, timing of shipments, and the ability to satisfy all contractual obligations in customer contracts

•	The impact of acquired technologies and businesses

•	The Company’s ability to control spending and achieve targeted cost reductions

•	The ability of the Company to generate cash adequate to continue operations

•	The potential loss of key employees

•	The Company’s ability to attract and retain qualified personnel

•	Adverse changes in the value of equity investments in third parties held by the Company

•	The ability of the Company’s customers and suppliers to obtain financing or to fund capital expenditures

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

THE OUTCOME OF SEC INQUIRY IS UNCERTAIN.

The Company is in contact with the Securities and Exchange Commission in connection with an informal inquiry related to the events leading up to the Company’s restatement. The Company cannot predict the outcome of this inquiry.

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

In November 2002, FASB issued FASB Interpretation 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”. The Interpretation elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value, or market value, of the obligations it assumes under the guarantee and must disclose that information in its interim and annual financial statements. The provisions related to recognizing a liability at inception of the guarantee for the fair value of the guarantor’s obligations do not apply to product warranties or to guarantees accounted for as derivatives. The initial recognition and initial measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002. The adoption of this statement did not have a material impact on the Company’s financial position or results of operations. The Company provides disclosures required by FIN 45 in Note 17.

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

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk

Market-Rate Sensitive Instruments and Risk Management

The Company is exposed to market risk related to changes in interest rates, foreign currency exchange rates, and equity security prices. It does not use derivative financial instruments for speculative or trading purposes.

Interest-Rate Risk

As of September 30, 2003 the Company had cash of $3.2 million, consisting of cash and highly liquid money market instruments with maturities of less than 90 days. Because of the short maturities of these instruments, a sudden change in market interest rates would not have a material impact on the fair value of the portfolio. The Company would not expect operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest on its portfolio.

Foreign Exchange Risks

Currently, the Company denominates sales to some European customers in Euro dollars and also incurs expenses related to its European operations in UK pounds and Euro dollars. Through May 2001, the Company used forward foreign exchange contracts to manage foreign exchange exposures associated with underlying assets, liabilities and anticipated transactions. Since the completion of the transaction in which the Company sold the Server Software and Professional Services divisions to Caldera International, the Company does not believe the foreign exchange risk is great enough to warrant the purchase of forward foreign exchange contracts.

Equity Security Price Risk

As of September 30, 2003 the Company has investments in Rainmaker Systems (Nasdaq: RMKR) and Netilla Networks (a privately-held company). The Company also has investments in other privately held companies, the carrying value of which is now zero. The Rainmaker investment is accounted for pursuant to FAS 115 in which equity gains and losses are recorded to a separate section of shareholders’ equity. The investment in Netilla has been impaired several times to the per share price of subsequent offerings. The Company does not hedge its investments in equity securities.

Item 8.    Financial Statements and Supplementary Data

TARANTELLA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Years Ended September 30,
	2003	2002 (As restated, see note 2)	2001
	(In thousands, except per share data)
Net revenues:
Licenses	$10,959	$11,354	$55,846
Services	3,047	2,866	10,816

Total net revenues	14,006	14,220	66,662

Cost of revenues:
Licenses	324	327	8,346
Services	1,231	1,172	8,969

Total cost of revenues	1,555	1,499	17,315

Gross margin	12,451	12,721	49,347

Operating expenses:
Research and development	4,280	5,641	18,439
Selling, general and administrative	15,186	19,564	64,266
Restructuring charge	2,246	2,299	1,019

Total operating expenses	21,712	27,504	83,724

Operating loss	(9,261)	(14,783)	(34,377)

Other income (expense):
Gain/(loss) on sale of divisions to Caldera	—	(2,443)	53,267
Gain on sale of Caldera common stock	—	4,491	—
Loss and impairment of equity investment in Caldera	—	(4,010)	(27,066)
Interest income, net	46	518	1,118
Other income/(expense), net	(169)	(1,040)	253

Total other income (expense)	(123)	(2,484)	27,572

Loss before income taxes	(9,384)	(17,267)	(6,805)

Provision for (benefit from) income taxes	300	(1,076)	(1,070)

Net loss	(9,684)	(16,191)	(5,735)
Other comprehensive income (loss):
Foreign currency translation adjustment	27	163	33

Unrealized gain (loss) on available for sale securities	409	121	(3,567)
Reclassification adjustment for gains included in net income	—	—	(2,119)

Net gain (loss) recognized in other comprehensive income	409	121	(5,686)

Total other comprehensive income (loss)	436	284	(5,653)

Comprehensive loss	$(9,248)	$(15,907)	$(11,388)

Loss per share:
Basic	$(1.10)	$(2.00)	$(0.72)

Diluted	$(1.10)	$(2.00)	$(0.72)

Shares used in loss per share calculation:
Basic	8,809	8,096	7,966

Diluted	8,809	8,096	7,966

See accompanying notes to consolidated financial statements.

TARANTELLA, INC.

CONSOLIDATED BALANCE SHEETS

	September 30,
	2003	2002 (As restated, see note 2)
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$3,151	$7,055
Trade receivables, net of allowances of $0.5 million and $0.3 million, respectively	2,980	2,686
Available-for-sale equity securities	632	223
Caldera and other receivables	175	229
Prepaids and other current assets	720	780

Total current assets	7,658	10,973

Property and equipment, net	734	1,214
Acquired intangible assets, net	1,262	—
Goodwill	2,391	—
Restricted cash	—	500
Other assets	343	567

Total assets	$12,388	$13,254

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Trade payables	$1,043	$448
Line of credit	319	—
Royalties payable	22	202
Royalties payable—former New Moon shareholders	1,725	—
Income taxes payable	549	581
Other payables—Caldera	—	400
Accrued restructuring charges	854	871
Accrued expenses and other current liabilities	3,615	3,963
Deferred revenues	1,757	945

Total current liabilities	9,884	7,410

Long-term lease obligations	—	—
Long-term deferred revenues	36	33

Total long-term liabilities	36	33

Commitments and contingencies (note 10)

Shareholders’ equity:
Preferred stock, authorized 20,000 shares; no shares issued and outstanding in 2003 and 2002	—	—
Common stock, no par value, authorized 100,000 shares; issued and outstanding 11,959 and 8,206 shares at September 30, 2003 and September 30, 2002 respectively	126,749	120,844
Accumulated other comprehensive income	553	117
Accumulated deficit	(124,834)	(115,150)

Total shareholders’ equity	2,468	5,811

Total liabilities and shareholders’ equity	$12,388	$13,254

See accompanying notes to consolidated financial statements.

TARANTELLA, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock		Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Shareholders’ Equity
	Shares	Amount
	(In thousands)
Balances, September 30, 2000	7,887	$118,940	$5,486	$(93,224)	$31,202

Common stock issuance under stock option and purchase plans	136	1,176	—	—	1,176
Unrealized loss on investment	—	—	(5,686)	—	(5,686)
Stock compensation expense	—	61	—	—	61
Foreign currency translation	—	—	33	—	33
Warrants—Canopy Group	—	969	—	—	969
Warrants—Security Research	—	(1,227)	—	—	(1,227)
Net loss	—	—	—	(5,735)	(5,735)

Balances, September 30, 2001	8,023	$119,919	$(167)	$(98,959)	$20,793

Common stock issuance under stock option and purchase plans	183	192	—	—	192
Unrealized gain on investment	—	—	121	—	121
Stock compensation expense	—	595	—	—	595
Foreign currency translation	—	—	163	—	163
Warrants—Early Bird Capital	—	138	—	—	138
Net loss (As restated, see note 2)	—	—	—	(16,191)	(16,191)

Balances, September 30, 2002 (As restated, see note 2)	8,206	$120,844	$117	$(115,150)	$5,811

Common stock issuance under stock option and purchase plans	211	182	—	—	182
Unrealized gain on investment	—	—	409	—	409
Stock compensation expense	—	10	—	—	10
Foreign currency translation	—	—	27	—	27
New Moon acquisition	1,592	3,614			3,614
Private placement of common stock and warrants	1,950	2,099			2,099
Net loss	—	—	—	(9,684)	(9,684)

Balances, September 30, 2003	11,959	$126,749	$553	$(124,834)	$2,468

See accompanying notes to consolidated financial statements.

TARANTELLA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Years Ended September 30,
	2003	2002 (As restated, see note 2)	2001
	(In thousands)
Cash flows from operating activities:
Net loss	$(9,684)	$(16,191)	$(5,735)
Adjustments to reconcile net loss to net cash used for operating activities—
Depreciation and amortization	935	953	5,086
Foreign currency exchange loss	15	148	82
Loss on disposal of property and equipment	97	288	1,559
(Gain) loss on sale of divisions to Caldera	—	2,443	(53,267)
Gain on sale of Caldera common stock	—	(4,491)	—
Loss on equity investment in Caldera	—	4,010	4,581
Impairment of equity investment in Caldera	—	—	22,485
Gain on available-for-sale investments	—	—	(2,118)
Impairment of investments	—	976	3,178
Amortization of warrant and stock compensation expense	10	733	(197)
Changes in operating assets and liabilities—
Trade receivables	(193)	1,017	11,475
Other receivables	54	7	—
Other current assets	151	(227)	(579)
Other assets	724	(954)	(279)
Trade payables	160	(378)	(4,719)
Royalties payable	(180)	(531)	(1,139)
Income taxes payable	(32)	207	(646)
Accrued restructuring charges	(17)	527	(5,620)
Accrued expenses and other current liabilities	(1,610)	(3,645)	(164)
Other payables—Caldera	(400)	—	—
Deferred revenues	703	(298)	(5,096)
Other long-term liabilities	—	(1,760)	(1,760)

Net cash used for operating activities	(9,267)	(17,166)	(32,873)

Cash flows from investing activities:
Purchases of short-term investments	—	—	(33)
Sales of short-term investments and marketable securities	—	2,000	6,800
Purchases of property and equipment	(237)	(200)	(1,629)
Purchases of software and technology licenses	—	(9)	(894)
Acquisition of New Moon, net of cash acquired	3,323	—	—
Changes in New Moon royalty payable	(102)	—	—
Sale of marketable securities	—	1,531	215
Proceeds from Caldera transaction	—	9,042	20,493

Net cash provided by investing activities	2,984	12,364	24,952

Cash flows from financing activities:
Payments on capital lease obligations	(230)	(455)	(1,891)
Line of credit borrowings	319	—	—
Net proceeds from issuance of common stock	182	192	1,176
Proceeds from private placement of common stock and warrants	2,099	—	—

Net cash provided by (used for) financing activities	2,370	(263)	(715)

Effects of exchange rate changes on cash and cash equivalents	9	20	(143)

Decrease in cash and cash equivalents	(3,904)	(5,045)	(8,779)
Cash and cash equivalents at beginning of year	7,055	12,100	20,879

Cash and cash equivalents at end of year	$3,151	$7,055	$12,100

See accompanying notes to consolidated financial statements.

TARANTELLA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

	Fiscal Years Ended September 30,
	2003	2002 (As restated, see note 2)	2001
	(In thousands)
Supplemental disclosure of cash flow information:
Cash paid—
Income taxes	$370	$565	$1,238
Interest	4	21	317
Non-cash financing and investing activities—
Warrants issued to Security Research	—	—	(1,227)
Warrants issued to Canopy	—	—	969
Warrants issued to Early Bird Capital	—	138	—
Stock compensation expense	10	595	61
Assets acquired under capital leases	259	—	—

Reconciliation of proceeds from Caldera transaction:
Gain (loss) on sale of divisions to Caldera	$ —	$(2,443)	$53,267
Net assets sold	—	—	3,494
Discounted note receivable	—	7,466	(6,828)
Fair value of Caldera International common stock	—	—	(29,440)
Write off of tax reserve related to Caldera transaction	—	(150)	—
Write off of royalty reserves related to Caldera transaction	—	(345)	—
Write off of commission receivable related to Caldera transaction	—	23	—
Sale of Caldera International common stock	—	4,491	—

Cash proceeds from Caldera transaction	$ —	$9,042	$20,493

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

Note 2—Restatement

Subsequent to the issuance of the Company’s consolidated financial statements for the fiscal year ended September 30, 2002, the three months ended December 31, 2002 and the three and six months ended March 31, 2003, the Company’s management determined that the accounting treatment initially afforded to certain transactions was not correct. As a result, the accompanying consolidated financial statements for the year ended September 30, 2002 have been restated as described below.

During the third quarter of fiscal 2003 the Company announced that it had become aware of business practices in the Company’s Northern European territory that required immediate changes in sales personnel within the region and certain internal controls. After conducting an internal review of certain transactions in the Northern European territory as well as other domestic and international transactions, the Company determined that it was necessary to restate revenues recorded in previous interim periods of fiscal 2003 and the fourth quarter of fiscal 2002. There were seven revenue transactions in Europe that did not sell out of the Company’s distributor, as the Company had believed. There were three revenue transactions totaling $0.2 million in the fourth quarter of fiscal 2002, two transactions totaling $0.2 million in the first quarter of fiscal 2003, and two transactions totaling $0.2 million in the second quarter of fiscal 2003. Since sales to distributors are recognized upon sell out by the distributor to resellers or end users, revenue for these transactions was reversed. Two of these transactions sold out of inventory in subsequent quarters and revenue was recognized and the products for five of these transactions have been returned to the Company.

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

TARANTELLA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Finally, the Company also determined that in the fourth quarter of 2002, it (i) had over accrued for commission and bonus expenses, (ii) it had underaccrued for miscellaneous expenses, and (iii) it had incorrectly recorded accelerated depreciation for an asset acquired. The depreciation error also impacted all of the quarters in fiscal 2003.

In addition, the Company has made certain reclassifications to the prior year financial statements. These reclassifications relate to the classification of customer credits issued and long-term deposits.

The balance sheet as of September 30, 2002, and the statements of operations and cash flows for the fiscal year ended September 30, 2002, and the quarterly reporting for the three months ended December 31, 2002 and March 31, 2003 have been restated in this Form 10-K.

The Company is in contact with the Securities & Exchange Commission in connection with an informal inquiry related to the events leading up to the Company’s restatement.

See note 21—Quarterly Reporting for further details of the effect of the re-statements on the quarterly results of operations.

A summary of the significant effects of the restatements on previously reported consolidated financial statements is as follows:

	Fiscal Year Ended September 30 2002
	As Previously Reported*	As Restated
	(In thousands, except per share data)
License revenues	$11,850	$11,354
Cost of license revenues	337	327
Research and development	5,649	5,641
Selling, general and administrative	19,637	19,564
Net loss	(15,786)	(16,191)
Loss per share:
Basic and diluted	$(1.95)	$(2.00)

	September 30 2002
	As Previously Reported*	As Restated
	(In thousands)
Trade receivables, net	$3,045	$2,686
Caldera and other receivables	236	229
Prepaids and other current assets	823	780
Total current assets	11,382	10,973
Property and equipment, net	1,192	1,214
Other assets	524	567
Total assets	13,598	13,254
Royalties payable	212	202
Accrued expenses and other current liabilities	3,892	3,963
Total current liabilities	7,349	7,410
Accumulated deficit	(114,745)	(115,150)
Total shareholders’ equity	6,216	5,811
Total liabilities and shareholders’ equity	13,598	13,254

* Amounts as previously reported reflect reclassifications made to conform to current year presentation.

TARANTELLA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 3—Summary of Significant Accounting Policies

Principles of Consolidation.    The consolidated financial statements include the Company and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated on consolidation.

Use of Estimates.    The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“generally accepted accounting principles”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Such estimates include the allowances for bad debt, product returns and certain accrued expenses and liabilities, and a valuation allowance for deferred tax assets. Actual results could differ from those estimates.

Reclassifications.     Certain prior year reclassifications have been made for consistent presentation.

Cash Equivalents and Short-term Investments.    The Company considers all highly liquid investments with a maturity of 90 days or less at the date of acquisition to be cash equivalents. Short-term investments include instruments with lives ranging from 91 days to three years.

Investments.    The Company classifies its investments in certain equity securities in publicly traded companies as available-for-sale. Such investments are recorded at fair market value based on quoted market prices, and unrealized gains and losses are included in other comprehensive income. Unrealized gains on such investments were $409,000 as of September 30, 2003, and $121,000 as of September 30, 2002. As of September 30, 2001, unrealized losses were $5.7 million. The Company has investments in privately held companies that are classified as other assets. Realized gains and losses, which are calculated based on the specific identification method, are recorded in operations as incurred. Investments in privately held companies with less than 20% ownership are carried at the lower of cost or realizable value.

Credit Risk.    Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash equivalents, short-term investments and accounts receivable. Cash, cash equivalents and short-term investments consist primarily of cash accounts held at various banks, money market funds held at several financial institutions and a certificate of deposit. The Company sells its products to various organizations in different industries and geographies, and does not require collateral or other security to support accounts receivable. Credit risk is mitigated by the Company’s credit evaluation process and limited payment terms. In addition, the Company maintains an allowance for potential credit losses.

Property and Equipment.    Property and equipment are stated at cost and, except for assets recorded under capital lease and leasehold improvements, are depreciated using the straight-line method over the estimated useful lives of the assets, ranging from three to five years. Leasehold improvements and assets recorded under capitalized leases are amortized using the straight-line method over the lesser of the remaining term of the lease or the estimated life of the asset, ranging from one to ten years.

Purchased Software and Technology Licenses.    Purchased software consists of core intellectual property rights owned by the Company. Technology licenses represent payments for the rights to use and integrate third party technology into the Company’s product offerings. Amounts capitalized are amortized on a straight-line basis over the estimated product life, ranging from three to ten years, or on the ratio of current revenues to total projected product revenues, whichever results in greater amortization.

TARANTELLA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Accounting for Long-Lived Assets.    The Company reviews property, equipment, purchased software and technology licenses for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is measured by comparison of its carrying amount to estimated future net cash flows the assets are expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying value of the asset exceeds the projected discounted future operating cash flows.

Goodwill and Intangible Assets.    As part of the New Moon Systems, Inc. (“New Moon “) acquisition in the third quarter of fiscal 2003, the Company allocated the purchase price to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values (see Note 15). A third-party appraisal firm assisted management in determining the fair values of the assets acquired and the liabilities assumed. Such valuations required management to make estimates and assumptions, especially with respect to intangible assets. Estimates associated with the accounting for the acquisition may change as additional acquisition cost information becomes available.

Critical estimates in valuing certain intangible assets include, but are not limited to: future expected cash flows from customer contracts, acquired developed technologies and patents; expected costs to develop the in-process research and development into commercially viable products and estimating cash flows from the projects when completed; and the trade name and the market position of the acquired products and assumptions about the period of time the trade name will continue to be used in the New Moon product portfolio. Management’s estimates of fair value are based upon assumptions believed to be reasonable.

In June 2001, the Financial Accounting Standard Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. The provisions of SFAS No. 142 also require an annual goodwill impairment test. Management will perform the annual goodwill impairment test as of July 1, 2004 to determine if there is any goodwill impairment. Under SFAS 142, goodwill and intangible assets of a reporting unit shall be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Company believes that there has been no event as of September 30, 2003, that reduced the fair value of our reporting unit below the goodwill and intangible assets carrying amounts.

Software Development Costs.    SFAS No. 86 provides for the capitalization of certain software development costs once technological feasibility is established. Capitalized costs are then amortized on a straight-line basis over the estimated product life, or on the ratio of current revenues to total projected product revenues, whichever is greater. Through September 30, 2003, the Company believes its process for developing software was essentially completed concurrent with the establishment of technological feasibility, and accordingly, no software development costs have been capitalized to date.

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

Revenue Recognition.    The Company’s revenue is derived primarily from two sources, across many industries: (i) products license revenue, derived primarily from product sales to resellers and end users, including

TARANTELLA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

large scale enterprises and royalty revenue, derived primarily from initial license fees and ongoing royalties from product sales by source code OEMs; and (ii) services and support revenue, derived primarily from providing software updates, support, education and consulting services to end users.

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

Until May 2001, the Company sold two types of software products, UNIX-based operating system software, which was sold under the UnixWare and OpenServer names, and application broker software sold under the Tarantella name. In May 2001, the Company sold the UNIX-based business to Caldera Systems, Inc.

The Company sold UnixWare and OpenServer products separately and as a result, for contracts involving the sale of UnixWare and OpenServer that contained multiple obligations (e.g. delivered and undelivered products, maintenance and other services), the Company allocated revenue to each component of the contract based on objective evidence of its fair value, which is specific to the Company. The fair value of each element is based on the price as sold separately. The Company recognized revenue allocated to undelivered products when the criteria for product revenue set forth above was met.

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

The Company recognizes product revenue from royalty payments upon receipt of quarterly royalty reports from OEMs (original equipment manufacturers) related to their product sales.

The Company performs ongoing credit evaluations of its customers’ financial condition and does not require collateral. The Company maintains allowances for potential credit losses and such losses have been within management’s expectations.

Advertising.    The Company expenses advertising costs as incurred. The majority of advertising expense relates to the Company reimbursing certain qualified customers for a portion of the advertising costs related to their promotion of the Company’s products. The Company’s maximum liability for reimbursement is accrued at the time revenue is recognized as a percentage of the qualified customer’s net revenue derived from the Company’s products. For 2003, 2002 and 2001, advertising expense totaled approximately $0.4 million, $0.2 million, and $2.1 million, respectively.

Income Taxes.    The Company records income taxes using an asset and liability approach that results in the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company’s consolidated financial statements or tax returns. In estimating future tax consequences, all expected future events other than enactment of changes in tax laws are considered. When

TARANTELLA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

necessary, a valuation allowance is recorded to reduce tax assets to an amount for which realization is more likely than not. The provision for income taxes represents taxes payable for the current period, plus the net change in deferred tax amounts.

Stock Based Compensation.    The Company accounts for stock-based compensation arrangements under the provisions of Accounting Principles Board (“APB”) Opinion No. 25 “Accounting for Stock Issued to Employees” for its fixed stock option plan and employee stock purchase plan and accordingly, has not recognized compensation cost in the accompanying consolidated statement of operations for options issued at fair value. SFAS 123 permits the use of either a fair value based method or the intrinsic value method to measure the expense associated with stock-based compensation arrangements. For options granted below fair value, the Company recorded a stock compensation charge of $0.6 million. None of these charges were recorded in cost of goods sold.

In accordance with the disclosure provisions of SFAS 148, the pro forma effect on the Company’s net loss had compensation expense been recorded for the fiscal years ended September 30, 2003, September 30, 2002 and September 30, 2001, respectively, as determined under the fair value method, is shown below (in thousands, except per share amounts):

	Fiscal Years Ended September 30,
	2003	2002	2001
	(In thousands, except per share)
Net loss, as reported	$(9,684)	$(16,191)	$(5,735)
Add: Stock-based employee compensation expense included in reported net loss	10	595	61
Less: Total stock-based employee compensation expense determined under fair value based method for all awards	(5,238)	(6,069)	(7,269)

Pro forma net loss	$(14,912)	$(21,665)	$(12,943)

Basic and diluted net loss per share:
As reported	$(1.10)	$(2.00)	$(0.72)

Pro forma	$(1.69)	$(2.68)	$(1.62)

The fair value of the options granted under the Option Plan and the Director Plan were estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2003, 2002, and 2001: risk-free interest rate of 2.64% for fiscal 2003, 3.73% for 2002 and 4.91% for 2001; dividend yield of 0%; volatility factor of the expected market price of the Company’s common stock of 100% for 2003, 94% for 2002 and 87.5% for 2001; an average turnover rate of 15% and 0% and a four year and five year expected life for options granted to employees and executives, respectively.

The fair value for the Employee Stock Purchase Plan rights were also estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions for 2003, 2002 and 2001: risk-free interest rates of 1.42%, 2.09% and 4.74%, respectively; dividend yield of 0%; volatility factor of 107% for 2003, 94% for 2002 and 87.5% for 2001; and six month expected life. The weighted average fair value of the ESPP rights granted in 2003, 2002, and 2001 was $0.37, $0.27 and $1.02 per share, respectively.

Computation of Earnings (Loss) Per Share.    Basic earnings (loss) per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share is computed by giving effect to all dilutive potential common shares that were outstanding during the period. For the Company, dilutive potential common shares consist of the

TARANTELLA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

incremental common shares issuable upon the exercise of stock options and warrants for all periods. All potentially dilutive securities have been excluded from the computation of diluted earnings per share as their affect is anti-dilutive on the loss from operations for all periods presented. The potentially dilutive securities are as follows:

	September 30,
	2003	2002	2001
	(In thousands)
Options and warrants outstanding not included in computation of diluted loss per share because the exercise price was greater than the average market price.	4,033	1,823	1,796
Options and warrants outstanding not included in computation of diluted loss per share because their inclusion would have been anti-dilutive.	1,203	737	482

Segment Information.    The Company operates and is managed internally as one operating segment in accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker is the Chief Executive Officer of the Company.

Recent Accounting Pronouncements

In June 2002, the Financial Accounting Standards Board (“FASB”) issued “SFAS” No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”), which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)” (“EITF 94-3”). SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF 94-3, a liability for an exit cost, as defined in EITF 94-3, was recognized at the date of an entity’s commitment to an exit plan. SFAS 146 also establishes that the liability should initially be measured and recorded at fair value. The Company adopted the provisions of SFAS 146 for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS 146 may affect the timing of recognizing future restructuring costs as well as the amounts recognized.

In November 2002, FASB issued FASB Interpretation 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”. The Interpretation elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value, or market value, of the obligations it assumes under the guarantee and must disclose that information in its interim and annual financial statements. The provisions related to recognizing a liability at inception of the guarantee for the fair value of the guarantor’s obligations do not apply to product warranties or to guarantees accounted for as derivatives. The initial recognition and initial measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002. The adoption of this statement did not have a material impact on the Company’s financial position or results of operations. The Company provides disclosures required by FIN 45 in Note 17.

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

TARANTELLA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Foreign Currency Translation.    The functional currency of the Company’s foreign subsidiaries is the local foreign currency. All assets and liabilities denominated in foreign currencies are translated into U.S. dollars at the exchange rate prevailing on the balance sheet date. Revenues, costs and expenses are translated at average rates of exchange prevailing during the period. Translation adjustments resulting from translation of the subsidiaries’ accounts are accumulated as a separate component of shareholders’ equity. Gains and losses resulting from foreign currency transactions are included in the consolidated statements of operations and have not been significant.

Fair Value of Financial Instruments.    Carrying amounts of certain of the Company’s financial instruments, including cash and cash equivalents, receivables, accounts payable, accrued payroll and other accrued liabilities, approximate fair value because of their short maturities. The fair values of investments are determined using quoted market prices for those securities or similar financial instruments. The fair value of other long-term liabilities approximates the carrying value due to the market interest rates that these obligations bear.

Note 4—Cash and Cash Equivalents

	September 30,
	2003	2002
	(In thousands)
Bank demand deposits	$3,151	$1,538
Money market accounts	—	5,517

	$3,151	$7,055

Note 5— Investments

In fiscal 2002 and 2001, the Company had realized gains from investments of $4.5 million and $2.1 million, respectively. There were no realized gains or losses from investments in fiscal 2003.

TARANTELLA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

During the quarter ended June 30, 2001, the Company determined the decline in the fair value of its investment in Ebiz was other than temporary and thus required a permanent write-down of the investment by $1.5 million.

At September 30, 2002, the Company had written off all receivables related to Ebiz since they were no longer in business. At September 30, 2001, the Company had gross accounts receivable with Ebiz of $1.1 million. This amount was fully reserved as Ebiz declared bankruptcy on September 7, 2001, and did not have the ability to pay. There were no sales to this related party in fiscal 2003. Sales to this related party were $25,398 for fiscal 2002 and $2.0 million for fiscal 2001. Sales in fiscal 2001 included product and services sold to the Company’s channel distribution partner prior to its acquisition by Ebiz.

In January 1995, the Company purchased 10% of the preferred stock of Rainmaker Systems, Inc. (“Rainmaker”), another of the Company’s domestic distribution partners, in exchange for cash, product and equipment valued at $1.0 million. In addition, the Company loaned $1.0 million to Rainmaker in exchange for convertible debentures. In February 1999, the Company exchanged the preferred stock and debentures for shares of Series D Convertible Participating Preferred Stock (the “Series D Preferred”). During fiscal year 1999, the Company sold approximately 1,704,011 shares of Series D with a cost basis of $0.6 million, and received cash proceeds of $3.8 million. The Company’s interest of ownership of Rainmaker before and after the sale was 15.3% and 10.3% respectively. On November 17, 1999, Rainmaker completed an initial public offering of its common stock, at which time, the shares of Series D Preferred held by the Company automatically converted into shares of Rainmaker’s common stock on a one-for-one basis. At September 30, 2003 and September 30, 2002, the Company held 505,767 shares of Rainmaker’s common stock. The Company accounts for these shares as available-for-sale securities and records them at fair market value, based on quoted market prices with any unrealized gains or losses included as part of accumulated other comprehensive income. During fiscal 2003 and fiscal 2002, the Company did not sell any shares of Rainmaker stock. During fiscal 2001, the Company sold 3,200,000 shares of Rainmaker stock with a cost basis of $1.1 million, and received cash proceeds of $3.2 million.

The fair value of the Company’s investment in Rainmaker at September 30, 2003 was $632,000 and cost was $171,000 for an unrealized gain of $461,000. Rainmaker’s common stock is traded on the Nasdaq under the symbol “RMKR.” The Company no longer has the right to appoint a member to the Board of Directors.

At September 30, 2003 and September 30, 2002, the Company did not have any accounts receivable from Rainmaker. There were no sales to Rainmaker in fiscal 2003 and fiscal 2002. Sales to Rainmaker were $3.7 million for fiscal 2001.

TARANTELLA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 6—Related Parties

	September 30,
	2003	2002	2001
	(In thousands)
Net Revenues:
License, third parties	$10,959	$10,808	$50,455
License, related parties	—	546	5,391
Service, third parties	3,047	2,556	9,058
Service, related parties	—	310	1,758

Total net revenues	$14,006	$14,220	$66,662

There were no related party revenues for fiscal 2003. Related party revenues for fiscal 2002 were sales to two companies in which the Company had significant investments. In fiscal 2001, related party revenues were sales to five companies in which the Company had significant investments. There were no related party receivables at September 30, 2003 or 2002.

There are three partners in Encinal Partnership No. 1 (“EP1”), the J3D Family Limited Partnership, the Lawrence Michels Family Limited Partnership and Wave Crest Development, Inc. EP1 leases certain office premises located in Santa Cruz, California to the Company. Doug Michels, who has been a director of the Company since 1979, and also served as the Chief Executive Officer of the Company from April 1998 to December 2003, is the general partner of both the J3D Family Limited Partnership and the Lawrence Michels Family Limited Partnership. From time to time, Mr. Michels also engages in real estate transactions with Wave Crest and its president. The current lease commenced on January 1, 1989 and had a ten-year term, with two options for the Company to renew for five-year periods. The lease has been renewed through June 30, 2005. The lease covers approximately 50,830 square feet of building space at a current cost of approximately $95,155 per month, subject to an annual adjustment upward based on the Consumer Price Index. Rents paid to these related parties were $1.0 million, $1.1 million and $1.4 million for the fiscal years 2003, 2002 and 2001, respectively.

The Company believes that the transactions described above were on terms no less favorable to the Company than could have been obtained from unaffiliated third parties. All future transactions between the Company and any director or executive officer are subject to approval by a majority of the disinterested members of the Board of Directors.

Note 7—Property and Equipment

	September 30,
	2003	2002
	(In thousands)
Computer and office equipment	$2,429	$2,645
Furniture and fixtures	760	835
Leasehold improvements	1,582	1,738
Purchased software and technology licenses, at cost	855	846

	5,626	6,064
Less accumulated depreciation and amortization	(4,892)	(4,850)

	$734	$1,214

TARANTELLA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Depreciation and amortization expense was $0.9, $1.0 million and $5.1 million during fiscal 2003, 2002 and 2001, respectively. During fiscal 2001, the Company sold net property and equipment of $8.4 million to Caldera as part of the sale of the Server and Professional Services divisions. During fiscal 2003, the Company purchased property and equipment of $0.1 million as part of the acquisition of New Moon. The majority of the assets purchased had useful lives of one year or less at the time of purchase.

Note 8—Line of Credit

At September 30, 2003, the Company had a $1.5 million bank line of credit, against which $0.3 million was outstanding. The credit agreement provides that the Company may borrow up to $1.5 million at 2.5% per month based on 75% of eligible accounts receivable. The line of credit has no financial covenants and is secured by the assets of the Company. As of September 30, 2002, there was no line of credit available.

Note 9—Accrued Express and Other Current Liabilities

	September 30,
	2003	2002
	(In thousands)
Accrued wages, commissions, bonuses	$1,176	$1,536
Accrued fringe benefits	250	502
Accrued advertising	467	247
Customer deposits	353	388
Capital lease obligations	31	2
Other accrued expenses	1,338	1,288

	$3,615	$3,963

Note 10—Commitments and Contingencies

Lease Commitments.    Future minimum lease payments under non-cancelable operating leases, net of sublease rent to be received (with initial or remaining lease terms in excess of one year) and future minimum capital lease payments as of September 30, 2003 were as follows:

	Capital Leases	Operating Leases
	(In thousands)
Year Ending September 30,
2004	$32	$1,316
2005	—	1,570
2006	—	359
2007	—	345
2008	—	463
Later years, through 2020	—	6,284

Total minimum lease payments	32	$10,337

Less amount representing interest	1

Present value of net minimum capital lease payments—current	$31

The cost of assets recorded under capital leases was $64,754 and $19,820 at September 30, 2003 and 2002, respectively. Accumulated amortization on those dates was $38,152 and $17,618, respectively. Rent expense amounted to approximately $1.6 million, $2.0 million, and $4.9 million in fiscal 2003, 2002, and 2001, respectively.

TARANTELLA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Included in the Company’s operating lease commitments are facilities leased from Encinal Partnership No. 1, a partnership which includes Doug Michels, the Company’s former President and Chief Executive Officer, and currently a director of the Company (see note 6). The remaining lease term of this facility is through June 2005. Rent expense for this facility amounted to approximately $1.0 million in fiscal 2003, $1.1 million in fiscal 2002, and $1.4 million in fiscal 2001.

Note 11—Shareholders’ Equity

Preferred Stock.    The Company is authorized to issue 20,000,000 shares of Preferred Stock. As of September 30, 2003, there were no shares of Preferred Series stock either issued or outstanding.

Employee Stock Purchase Plan.    The Company has an Employee Stock Purchase Plan (“ESPP”) for all eligible employees which is administered by the Board of Directors. Under the ESPP, shares of the Company’s common stock may be purchased at six-month intervals at 85% of the fair market value on the first or last day of each six-month period whichever is lower. Employees may purchase shares through payroll deductions of up to 10% of gross compensation during an offering period. During 2003, 2002 and 2001, employees purchased 81,972, 123,814 and 134,119 shares at an average per share price of $0.72, $1.34 and $8.60, respectively. The number of shares reserved for issuance under the ESPP was increased by 250,000 shares in February, 2002. The number of shares reserved for future issuance as of September 30, 2003 was 83,509.

2004 Incentive Stock Option Plan.    As of September 30, 2003, the Company had authorized 4,302,733 shares of Common Stock for issuance under the 2004 Incentive Stock Option Plan (the “Option Plan”). The Company’s Board of Directors administers the Option Plan and determines the terms of the options granted under the Option Plan, including the exercise price, number of shares subject to each option and the exercisability thereof. In addition, the stock option committee of the Company’s Board of Directors is authorized to grant up to 10,000 shares to an individual employee or consultant under the terms of the Option Plan during a one-year period. As of September 30, 2003 there were 314,008 shares available for issuance.

The exercise price of all incentive options granted under the Option Plan must be at least equal to the fair market value. Options granted under the Option Plan prior to January 31, 1996 generally become exercisable over a five-year period. Effective January 31, 1996, the vesting period for subsequent grants was changed to four years. The term of each option is ten years.

2003 Stock Plan.    On April 2, 2003, the Board of Directors adopted the 2003 Stock Plan and authorized 200,000 shares of Common Stock for issuance under the plan. The Company’s Board of Directors administers the Option Plan and determines the terms of the options granted under the Option Plan, including the exercise price, number of shares subject to each option and the exercisability thereof. As of September 30, 2003 there were 96,000 shares available for issuance.

Options granted under the 2003 Stock Plan generally become exercisable over a four-year period. The term of each option is ten years.

Director Option Plan.    The Company’s Director Option Plan (the “Director Plan”) provides for the granting of non-statutory stock options to non-employee directors of the Company and is administered by the Board of Directors. As of September 30, 2003 there were 197,000 shares available for issuance. Options granted under the Director Plan have a term of ten (10) years unless terminated sooner upon termination of the optionee’s status as a director or otherwise pursuant to the Director Plan. Such options are not transferable by the optionee other than by will or the laws of descent or distribution, and each option is exercisable during the lifetime of the director only by such director. The exercise price of each option granted under the Director Plan is equal to the fair market value of the Common Stock on the date of grant. Initial Grant options granted under the Director Plan vest over five years and annual Grant options vest over one year.

TARANTELLA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In fiscal 2002 there were 4,470,880 options granted at below fair value. A summary of the status of the Company’s stock option plans as of September 30, 2003, 2002, and 2001, and changes during the years then ended is presented below:

The following table summarizes information about stock options outstanding at September 30, 2003:

	2003		2002		2001
Option and Director Plans	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
	(In thousands)
Outstanding at beginning of year	2,294	$14.28	1,793	$110.50	2,373	$33.00
Granted	998	1.19	910	1.20	786	9.50
Exercised	(129)	0.95	(58)	0.45	(2)	9.15
Cancelled	(427)	5.93	(351)	22.70	(1,364)	33.80

Outstanding at end of year	2,736	10.90	2,294	14.28	1,793	22.10

Options exercisable at end of year	2,058	12.96	1,449	16.60	855	27.20

Weighted-average fair value of options granted during the year, using black-scholes calculation		$0.81		$1.40		$6.35

Range of Exercise Price	Outstanding	Weighted- Average Remaining Contractual Life		Weighted- Average Exercise Price	Exercisable	Weighted- Average Exercise Price
	(In thousands)
$ 0.45 – 0.45	341	7.7	years	$0.45	341	$0.45
0.70 – 0.91	258	9.1		0.89	53	0.88
1.10 – 1.30	462	7.9		1.11	417	1.11
1.75 – 2.45	455	7.9		1.95	207	1.82
2.80 – 2.80	1	8.1		2.80	1	2.80
6.41 – 9.50	327	6.8		8.38	213	8.38
10.55 – 15.63	215	6.0		13.82	177	13.84
16.09 – 23.75	184	4.4		20.87	170	21.03
24.38 – 33.13	336	3.6		27.50	336	27.50
40.63 – 59.69	102	5.9		47.05	95	47.19
65.63 – 92.50	54	5.4		82.45	48	82.45
156.25 – 156.25	1	6.3		156.25	—	156.25

$ 0.45 – 156.25	2,736	6.8	years	$10.90	2,058	$12.96

Common Stock Repurchases.    The Company repurchases its common stock on the open market, both systematically and non-systematically. Under the systematic stock repurchase plan, shares of common stock are repurchased to help negate the dilutive effects of the Incentive Stock Option Plan and the Employee Stock Purchase Plan. Under the non-systematic repurchase plan, the Company may repurchase up to 1,200,000 shares of its common stock. During the fiscal years ended September 30, 2003, 2002 and 2001, the Company did not repurchase any shares under either plan.

Shareholder Rights.    In September 1997, the Company adopted a Shareholder Rights Plan which provides existing shareholders with the right to purchase a partial share of preferred stock for each share of common stock

TARANTELLA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

owned by the shareholder in the event of certain changes in the Company’s ownership. These rights may serve as a deterrent to certain takeover attempts not approved by the Company’s Board of Directors. The rights expire in September 2007.

Warrants.    During fiscal 2001, in connection with a line of credit, the Company issued warrants to purchase 1,440,000 shares of common stock at an exercise price of $1.5625 per share. The warrants expired on January 8, 2003. The Company recorded a liability of $969,000 for this warrant, and amortized the related expense over one year, the vesting period of the warrant.

During fiscal 2002, in connection with financial consulting and investment banking advice, the Company issued warrants to purchase 400,000 shares of common stock at an exercise price of $0.44 per share. The warrants expire on April 22, 2006. The Company recorded a one-time charge of $138,000 in fiscal 2002 for this warrant.

Private Placement Financing.    On September 30, 2003, the Company completed a private placement of common stock and warrants to Special Situations Technology Funds and Vertical Ventures resulting in gross proceeds to the Company of approximately $2,254,200 for which the Company paid fees of $155,345. The Company issued 1,950,000 shares of common stock at a price of $1.156 and warrants to purchase 1,950,000 shares of common stock at $1.395 per share. The warrants have a value of $895,592, based on the relative fair value using a Black-Scholes calculation, using a volatility of 100%, an annual dividend of zero and a discount rate of 2.63%. The Company can require the warrant holders to exercise one-third of the warrants provided the shares issuable thereunder are registered with the SEC and the share price equals or exceeds $1.674 for a period of twenty consecutive trading days. In addition, the Company can redeem up to two-thirds of the warrants or all of the warrants for $0.01 per share should the closing bid price of the shares reach the target prices of $2.232 and $2.790, respectively. The warrant holders may exercise the warrants prior to redemption. The warrants expire on September 30, 2008. If the warrants are fully exercised, the Company would receive additional gross proceeds of approximately $2,700,000. The Company also has agreed to register the shares of common stock issued to the investors as well as the shares issuable upon exercise of the warrants for resale once the Company has complied with its reporting obligations under the Securities Exchange Act of 1934, as amended. If the shares and warrants are not registered in a timely manner, the Company will be obligated to pay damages for the delay, in an amount equal to one-percent per month of the aggregate amount invested, until registered. See Note 23 for details on private placements completed after September 30, 2003.

Note 12—Income Taxes

Loss before income taxes for fiscal 2003, 2002 and 2001 includes foreign pretax profit of approximately $0.1 million, $0.1 million and $2.6 million respectively.

The components of income taxes are as follows:

	Fiscal Year Ended September 30,
	2003	2002	2001
	(In thousands)
Current:
Federal	$ —	$(259)	$—
State	—	—	—
Foreign	300	(817)	(1,070)

Total current	300	(1,076)	(1,070)

Deferred	—	—	—

Total	$300	$(1,076)	$(1,070)

TARANTELLA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Income taxes differ from the amount computed by applying the statutory federal income tax rate to loss before income taxes as follows:

	Fiscal Year Ended September 30,
	2003	2002	2001
	(In thousands)
Statutory federal income tax benefit at 34%	$(3,191)	$(5,871)	$(2,314)
State income tax, net of federal effect	—	—	—
Foreign taxes less related tax benefit, if any	317	(619)	(1,530)
Losses and expenses without tax benefit, including valuation allowances	3,174	5,414	2,774
Net deferred tax asset charge	—	—	—

	$300	$(1,076)	$(1,070)

The tax effect of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:

	September 30,
	2003	2002
	(In thousands)
Deferred tax assets:
Investment reserves	$644	$586
Accruals and reserve accounts	1,587	1,455
Property, equipment and software	5,783	4,839
Net operating loss carryforward	42,924	40,591
Capital loss carryforward	24,496	24,496
Research credit	8,850	9,042
Other credits	669	1,829

Total gross deferred tax assets	84,953	82,838
Less valuation allowance	(84,953)	(82,838)

Net deferred tax assets	—	—

Deferred tax liabilities:
Total deferred tax liabilities	—	—

The net change in the total valuation allowance for fiscal years 2003, 2002 and 2001 was an increase of approximately $2.1 million, $5.0 million and $25.0 million, respectively. Subsequently recognized tax benefits relating to the valuation allowance for deferred tax assets at September 30, 2003 will be allocated to income tax benefit and additional paid in capital in the amounts of $83.4 million and $1.6 million respectively.

The Company’s management believes the uncertainty regarding the timing of the realization of net deferred tax assets requires a full valuation allowance.

At September 30, 2003, the Company has net operating loss carry forwards of approximately $125 million which expire in fiscal years 2012 through 2023, and research credit carry forwards of approximately $7.5 million, which primarily expire in fiscal years 2004 through 2020. Additionally, the Company has other tax credits of approximately $0.4 million that have no expiration date., The extent to which the loss and credit carry forwards can be used to reduce future income taxes may be limited or eliminated, depending on the extent of ownership changes within any three-year period.

TARANTELLA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At September 30, 2003, the cumulative un-remitted foreign earnings of the Company were not material. The Company intends to reinvest these earnings indefinitely.

Note 13—Transactions with Caldera

On May 4, 2001, the Company consummated the sale of its Server Software and Professional Services divisions to Caldera Systems, Inc. Under the terms of the transaction, Caldera Systems, Inc. acquired the assets of the Server and Professional Services groups. A new company, Caldera International, Inc. (“Caldera International”), was formed which combined the assets acquired from the Company with the assets of Caldera Systems, Inc. Upon the completion of the sale, the Company continued to operate its Tarantella business, and accordingly, changed its corporate name to Tarantella, Inc. and its trading symbol to TTLA to reflect the new corporate name. Since the Company has subsequently been de-listed from Nasdaq (see Note 23), the trading symbol has changed to TTLA.PK.

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

During the first fiscal quarter of 2002, the Company’s net loss included equity losses of $4.0 million for its share of Caldera International losses. After recording this loss, the carrying value of the shares of Caldera International stock was reduced to zero, in accordance with APB opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock.”

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

During the third quarter of fiscal 2002, Tarantella announced an agreement with Caldera International for Caldera International to repurchase the remaining 3,289,401 shares of Caldera International common stock held by Tarantella. Tarantella recorded other income of $3,059,250 from this transaction in the third fiscal quarter and

TARANTELLA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

subsequently received the cash in July 2002. For the fiscal year ended September 30, 2002, the Company sold 4,010,417 post split shares of Caldera International stock for total proceeds of $4,360,938. As of September 30, 2002, the Company did not own any securities in Caldera International. During the third quarter of fiscal 2002, Caldera International also bought out the remaining term of the OpenServer revenue sharing plan that was part of the original transaction, for $100,000, which was recorded as a gain on the sale of divisions to Caldera. In addition, royalty reserves of $345,000 related to the original transaction were written off and recorded as a gain on the sale of divisions to Caldera.

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

Note 14 —Reverse Stock Split

On November 14, 2002, the Board of Directors unanimously adopted resolutions approving and recommending to the shareholders for their approval a series of amendments to the Company’s Amended and Restated Articles of Incorporation to effect a reverse stock split of the Company’s Common Stock at a ratio to be determined by the Company’s Board of Directors. On February 27, 2003, the stockholders approved amendments to the Company’s Amended and Restated Articles of Incorporation to effect a reverse stock split. On May 19, 2003, the Board of Directors unanimously approved the implementation of a reverse split with a ratio of one for five. On June 6, 2003, the Company implemented a one-for-five reverse split and the Company’s outstanding common shares were reduced from 49.7 million shares to approximately 9.9 million shares. The reverse stock split has been retroactively reflected in the accompanying consolidated financial statements and notes thereto for all periods presented.

Note 15—Business Combinations

Acquisition of New Moon Systems, Inc.

On June 5, 2003, Tarantella, completed the acquisition of New Moon Systems, Inc., a privately-held California corporation (“New Moon “) pursuant to an Agreement and Plan of Reorganization (the “Agreement”), dated May 29, 2003. New Moon, headquartered in San Jose, CA, develops software to simply and cost-effectively manage and deploy Windows-based applications to end-user desktops in small and medium-sized businesses, as well as enterprise departmental customers. New Moon Canaveral™ iQ from Tarantella® (“Canaveral iQ”) extends the capabilities of Microsoft’s Windows Terminal Services and answers the demand for a simple and intelligent means of centrally managing remote applications.

Pursuant to the Agreement, Tarantella issued a total of 1,592,000 shares of Tarantella common stock valued at $3.6 million in exchange for all of the outstanding shares of New Moon and to satisfy its obligations to the former employees of New Moon. The fair value of the Company’s common stock was determined based on the average closing price per share of the Company’s common stock over the five day period including the two days before and after the terms of the acquisition were agreed to and announced. The New Moon shareholders shall also receive a minimum cash earnout of approximately $1.7 million over a period from January 1, 2004 to December 31, 2006 based on a royalty of 30% of New Moon product revenues, net of direct costs. After the shareholders have been paid the minimum earnout, they would be entitled to an additional royalty of 15% of New Moon product revenues, net of direct costs, during this period. In the event the minimum earnout is not achieved

TARANTELLA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

by the conclusion of the quarter ending December 31, 2006, Tarantella shall pay along with the final earnout payment an amount equal to the minimum earnout less all aggregate earnouts paid to date, less any off-sets and any escrow claim deficiencies. The Company also incurred approximately $0.3 million of direct merger costs, for a total purchase price of approximately $5.7 million.

The results of operations of New Moon subsequent to June 5, 2003, have been included in the Company’s consolidated financial statements for the year ended September 30, 2003.

The pro forma financial information reflects a total purchase price for New Moon of $5.7 million as follows (in thousands):

Purchase price:
Fair Value of Tarantella common stock issued	$3,614
Minimum cash earnout	1,725
Acquisition costs	327

Total consideration	$5,666

Under the purchase method of accounting, the estimated total price is allocated to New Moon’s net tangible and intangible assets based upon their estimated fair market value as of the date of acquisition, June 5, 2003. The allocation of the purchase price to goodwill and intangibles is based upon an independent, third-party appraisal and management’s estimates as follows (in thousands):

Allocation of purchase price

Net tangible assets acquired
Assets
Cash and cash equivalents	$3,323
Trade receivables, net	110
Prepaids and other current assets	91
Property and equipment, net	145

Total assets	3,669

Liabilities
Trade payables	435
Accrued expenses and other current liabilities	1,008
Deferred revenues	112
Capital lease obligation, current portion	259

Total liabilities	1,814

Net tangible assets acquired	1,855

Intangible assets acquired
Developed technology	500
Patents/core technology	700
Customer base	20
Trade name/Trademark	200

Total intangible assets acquired	1,420

Goodwill	2,391

Total purchase price	$5,666

TARANTELLA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The residual purchase price of $2.4 million was recorded as goodwill. Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, goodwill relating to the New Moon acquisition is not being amortized and will be carried at cost and tested for impairment annually and whenever events indicate that an impairment may have occurred. As of September 30, 2003, the Company has incurred acquisition costs of $327,000.

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

The following unaudited pro forma information shows the results of operations for the fiscal years ended September 30, 2003 and 2002, as if the New Moon acquisition had occurred at the beginning of the periods presented and at the purchase price established at the time of the acquisition (in thousands, except per share amounts):

UNAUDITED PRO FORMA CONDENSED COMBINED STATEMENT OF OPERATIONS

(In thousands, except per share data)

	Fiscal Year Ended September 30,
	2003	2002
	(Unaudited)
Net revenues	$14,287	$14,620

Net loss	$(16,250)	$(25,906)

Loss per share	$(1.56)	$(2.67)

The pro forma information is presented for illustrative purposes only and is not necessarily indicative of the operating results that would have occurred if the acquisition had been consummated at the beginning of the earliest period presented, nor is it necessarily indicative of future operating results.

TARANTELLA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 16—Acquired Intangible Assets, Net

	September 30, 2003
	Gross Carrying Amount	Estimated Useful Lives	Accumulated Amortization	Intangible Assets, Net
	(In thousands)	(In years)
Amortized intangible assets
Technology	$500	3	$56	$444
Patents	700	3	78	622
Trademarks	200	3	22	178
Other	20	3	2	18

Total	$1,420		$158	$1,262

Aggregate amortization expense:
For year ended September 30, 2003	$158

Estimated amortization expense:
For year ending September 30, 2004	473
For year ending September 30, 2005	473
For year ending September 30, 2006	316

	$1,262

Note 17—Indemnification and Warranties

Indemnification.    The Company licenses its software and services pursuant to a software license agreement, in which the Company agrees to indemnify, hold harmless and defend the customer against damages arising out of claims filed by third parties that the Company’s products infringe any copyright or other intellectual property right. The term of the indemnification is generally perpetual, limited by applicable statutes of limitations. The license agreement generally limits the scope of the remedies for such indemnification obligation, including but not limited to certain product usage limitations and the right to replace an infringing product or modify it to make it non-infringing. If the Company cannot address the infringement by replacing or repairing the product, the Company is allowed to cancel the license and return the fees paid by the customer. The Company has never incurred expense under such indemnification provisions. The Company believes the estimated fair value of these indemnification agreements is minimal.

As permitted under California law, the Company has agreements whereby it indemnifies its officers and directors for certain events while the officer or director is, or was serving at the Company’s request in such capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a Director’s and Officer’s insurance policy that limits the Company’s exposure and enables it to recover at least a portion of any future amounts paid. As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal.

Warranties.    The Company generally warrants for a period of 90 days that its software products will perform substantially in accordance with its published specifications, that the reproduction of the software on the media material provided by the Company is correct and that the documentation is correctly printed. In the event of any non-conformance, the Company agrees to repair, replace or accept return of the non-conforming product

TARANTELLA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

and refund any fees paid by the customer for said non-conforming product. The Company has never incurred significant expense under its product warranties. The Company believes the estimated fair value of these warranty agreements is immaterial.

As discussed in Note 13, as part of the agreement between the Company and Caldera International, various building leases were assigned to Caldera International. However, the Company was a guarantor under such leases which expire in 2005. In the fourth quarter of fiscal 2002 the Company was released from its obligation as guarantor. There were also building leases, related to the agreement between the Company and Caldera International, that were assigned to the Company, for which Caldera International was a guarantor, and for which the Company had $0.5 million of restricted cash in escrow. During the third quarter of fiscal 2003 Caldera International was released from its obligation as guarantor and the $0.5 million restricted cash that was in escrow was returned to the Company.

Note 18—Accrued Restructuring Charge

Fiscal 2004

In the first quarter of fiscal 2004, the Company implemented a restructuring which reduced the existing workforce by two employees. The Company expects to record a charge of $0.3 million for this restructuring in the first quarter of fiscal 2004.

Fiscal 2003

On July 24, 2003, the Company announced a restructuring plan, which resulted in a charge of $0.4 million. The Company reduced its spending levels to align its operating expenses with the Company’s lower than expected revenues. The restructuring included a reduction in staffing of 23 employees, and the disposal of fixed assets.

The expense included a severance charge of $0.4 million for the elimination of 12 positions in the United States and 11 positions in the United Kingdom. The reductions in force affected the product development, support, sales, marketing and general and administrative functions of the Company. There was also a charge of $6,508 for the disposal of fixed assets. As of September 30, 2003, 22 positions had been eliminated. The remaining 1 employee will be terminated during the 2nd quarter of fiscal 2004.

Fiscal 2003 Fourth Quarter Restructuring Accrual

	Reduction in Force	Disposal of Fixed Assets	Total
	(In thousands)
Restructuring charge accrued	$442	$6	$448
Payments/utilization of the accrual	(393)	(6)	(399)

Accrual at September 30, 2003	49	—	49

On June 5, 2003, the Company announced a restructuring plan, which resulted in a charge of $0.2 million. Also, on June 5, 2003 the Company acquired New Moon. In order to keep spending levels flat with pre-acquisition levels, the Company assessed the overall resource requirements for the combined business and reduced infrastructure accordingly.

TARANTELLA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The entire restructuring charge of $0.2 million was for severance, related to the elimination of 12 positions. The positions eliminated were 9 in the US, 2 in the UK and 1 in Germany. The reductions in work force affected the product development, sales, marketing and general and administrative functions of the Company. As of September 30, 2003, all 12 employees were terminated.

Fiscal 2003 Third Quarter Restructuring Accrual

	Reduction in Force	Total
	(In thousands)
Restructuring charge accrued	$153	$153
Payments/utilization of the accrual	(57)	(57)

Accrual at June 30, 2003	96	96
Payments/utilization of the accrual	(95)	(95)
Provision Adjustment	(1)	(1)

Accrual at September 30, 2003	$—	$—

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

The Company completed all of the cost reduction actions initiated in the first quarter of fiscal year 2003 during the fiscal year. Liabilities remain for lease obligation on the two facilities in the U.K.

Fiscal 2003 First Quarter Restructuring Accrual

	Reduction in Force	Facilities	Disposal of Fixed Assets	Total
	(In thousands)
Restructuring charge accrued	$820	$238	$89	$1,147
Payments/utilization of the accrual	(408)	(24)	(89)	(521)

Accrual at December 31, 2002	412	214	—	626
Payments/utilization of the accrual	(240)	(74)	—	(314)

Accrual at March 31, 2003	172	140	—	312
Payments/utilization of the accrual	(113)	(33)	—	(146)
Provision Adjustment	(59)	—	—	(59)

Accrual at June 30, 2003	—	107	—	107
Payments/utilization of the accrual	—	(34)	—	(34)

Accrual at September 30, 2003	$—	$73	$—	$73

TARANTELLA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Also included was a facilities charge of $0.7 million related to space the Company vacated. The Company had anticipated that it would sub-lease the space by December 31, 2002. As of September 30, 2003, the Company had not secured a sub-lease tenant, so provision adjustments of $0.5 million and $0.6 million were made at the end of fiscal 2003 and fiscal 2002, respectively. The space is now reserved through September 2004. The Company believes it will be able to sub-lease by that date. The lease for this building expires on June 30, 2005. In addition, a charge was taken for expenses associated with office closures in Japan and Brazil. There was a non-cash charge of $39,000 related to fixed asset disposals at the Japan subsidiary.

The Company completed the cost reduction actions initiated in fiscal 2002, with the exception of sub-leasing excess space at the Company’s corporate headquarters in Santa Cruz, California.

Fiscal 2002 First Quarter Restructuring Accrual

	Reduction in Force	Facilities	Disposal of Fixed Assets	Total
	(In thousands)
Restructuring charge accrued	$856	$736	$44	$1,636
Payments/utilization of the accrual	(772)	(31)	—	(803)

Accrual at December 31, 2001	84	705	44	833
Payments/utilization of the accrual	(89)	(211)	(39)	(339)
Provision Adjustment	5	—	(5)	—

Accrual at March 31, 2002	—	494	—	494
Payments/utilization of the accrual	—	(156)	—	(156)

Accrual at June 30, 2002	—	338	—	338
Payments/utilization of the accrual	—	(148)	—	(148)
Provision Adjustment	—	560	—	560

Accrual at September 30, 2002	—	750	—	750
Payments/utilization of the accrual	—	(157)	—	(157)

Accrual at December 31, 2002	—	593	—	593
Payments/utilization of the accrual	—	(140)	—	(140)

Accrual at March 31, 2003	—	453	—	453
Payments/utilization of the accrual	—	(158)	—	(158)

Accrual at June 30, 2003	—	295	—	295
Payments/utilization of the accrual	—	(135)	—	(135)
Provision Adjustment	—	485	—	485

Accrual at September 30, 2003	$—	$645	$—	$645

TARANTELLA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fiscal 2001

During the fourth quarter of fiscal 2001, the Company announced a restructuring plan, which resulted in a charge of $0.5 million. The restructuring charge included a reduction in personnel of 10 employees and a planned elimination of offices in Singapore and Australia. Total cash expenditures were $0.4 million.

The severance charge of $0.4 million included the elimination of 4 positions in the United States and 6 positions in the United Kingdom. The reductions in work force affected the sales, marketing and general and administrative functions of the Company. At September 30, 2001, all 10 positions had been eliminated. A provision adjustment of $64,000 was made to release excess restructuring reserve, which resulted from the fact that the Company had not anticipated that the Australian office would be sub-leased. The provision adjustment of $8,453 in the fourth quarter of fiscal 2003 was for the final costs associated with closing the Australian office.

Fiscal 2001 Fourth Quarter Restructuring Accrual

	Reduction in Force	Facilities	Total
	(In thousands)
Restructuring charge accrued	$402	$102	$504
Payments/utilization of the accrual	(200)	—	(200)

Accrual at September 30, 2001	202	102	304
Payments/utilization of the accrual	(202)	(3)	(205)

Accrual at December 31, 2001	—	99	99
Payments/utilization of the accrual	—	(6)	(6)

Accrual at March 31, 2002	—	93	93
Payments/utilization of the accrual	—	—	—

Accrual at June 30, 2002	—	93	93
Payments/utilization of the accrual	—	(14)	(14)
Provision Adjustment	—	(64)	(64)

Accrual at September 30, 2002	—	15	15
Payments/utilization of the accrual	—	(1)	(1)

Accrual at December 31, 2002	—	14	14
Payments/utilization of the accrual	—	(9)	(9)

Accrual at March 31, 2003	$—	$5	$5
Payments/utilization of the accrual	—	(3)	(3)

Accrual at June 30, 2003	$—	$2	$2
Payments/utilization of the accrual	—	(10)	(10)
Provision Adjustment	—	8	8

Accrual at September 30, 2003	$—	$—	$—

TARANTELLA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The $1.6 million restructuring charge included a severance charge of $1.5 million for the elimination of 16 positions in the United States, 4 positions in the United Kingdom, and 8 positions in various other geographies. The reduction in work force affected the sales, marketing and general and administrative functions of the Company. As of September 30, 2001, all 28 positions had been eliminated. The Company vacated additional space within its Santa Cruz, California office in the first quarter of fiscal 2002, and an additional charge of $81,000 was recorded for estimated payments on the lease for an additional 12 months. In the fourth quarter of fiscal 2002, an additional charge of $85,000 was recorded and in the fourth quarter of fiscal 2003, an additional charge of $64,000 was recorded because the facility was not yet sub-leased. The facility was not sub-leased as of September 30, 2003 and the restructuring reserve at the end of the fourth quarter of fiscal 2003 covers rents through September 30, 2004. The Company believes it will be able to sub-lease the space by that date. The lease for this building expires on June 30, 2005.

Fiscal 2001 Second Quarter Restructuring Accrual

	Reduction in Force	Facilities	Total
	(In thousands)
Restructuring charge accrued	$1,499	$64	$1,563
Payments/utilization of the accrual	(885)	—	(885)

Accrual at March 31, 2001	614	64	678
Payments/utilization of the accrual	(484)	—	(484)

Accrual at June 30, 2001	130	64	194
Payments/utilization of the accrual	(91)	(24)	(115)
Provision Adjustment	(39)	—	(39)

Accrual at September 30, 2001	—	40	40
Payments/utilization of the accrual	—	(40)	(40)
Provision Adjustment	—	81	81

Accrual at December 31, 2001	—	81	81
Payments/utilization of the accrual	—	(20)	(20)

Accrual at March 31, 2002	—	61	61
Payments/utilization of the accrual	—	(20)	(20)

Accrual at June 30, 2002	—	41	41
Payments/utilization of the accrual	—	(20)	(20)
Provision Adjustment		85	85

Accrual at September 30, 2002	—	106	106
Payments/utilization of the accrual	—	(22)	(22)

Accrual at December 31, 2002	—	84	84
Payments/utilization of the accrual	—	(20)	(20)

Accrual at March 31, 2003	—	64	64
Payments/utilization of the accrual	—	(22)	(22)

Accrual at June 30, 2003	—	42	42
Payments/utilization of the accrual	—	(19)	(19)
Provision Adjustment	—	64	64

Accrual at September 30, 2003	$—	$87	$87

TARANTELLA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 19—Industry and Geographic Segment Information

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

For the fiscal year ended September 30, 2003, one customer accounted for 13.72% of revenue. For the fiscal year ended September 30, 2002, one customer accounted for 10.3% of the Company’s net revenues. For the fiscal years ended September 30, 2001, no single customer accounted for more than 10% of the Company’s net revenues.

The following table presents information on revenue and long-lived assets by geography. Revenue is allocated based on the location from which the sale is satisfied and long-lived asset information is based on the physical location of the asset.

The significant reduction of revenues and long-lived assets from fiscal 2001 is due to the sale of the Server and Professional Services divisions to Caldera International in May 2001.

	Fiscal Year Ended September 30,
	2003	2002	2001
	(In thousands)
Net revenues:
United States	$6,544	$8,011	$31,920
Canada and Latin America	821	769	4,034
EMEIA (1)	5,012	4,044	24,930
Asia Pacific	1,629	1,396	5,778

Total net revenues	$14,006	$14,220	$66,662

Long-lived assets:
United States	$4,381	$1,810
EMEIA (1)	349	471

Total long-lived assets	$4,730	$2,281

(1)	Europe, Middle East, India and Africa

Note 20—Employee Benefit Plan

The Company maintains an employee savings plan, which qualifies under section 401(k) of the Internal Revenue Code. Under the plan, participating U.S. employees may defer up to 50% of their pre-tax salary, up to certain statutory limits. Until December 31, 2002, the Company matched 50% of employee contributions up to the lower of 6% of the employee’s annual salary or $3,000. As of December 31, 2002, the Company no longer makes any contribution. For fiscal 2003, 2002, and 2001, the Company’s total contributions towards the 401(k) plan amounted to $14,000, $0.1 million and $0.6 million, respectively.

During fiscal 2003, there was a partial plan termination of the Company’s 401 (k) plan, which was triggered by the Company’s planned reductions in force. As a result, the participants that were terminated became fully vested, regardless of years of service. This did not result in any additional contribution from the Company. The eight employees that were impacted received additional funds from the plan of approximately $13,000.

TARANTELLA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 21—Quarterly Reporting (unaudited)

The following tables present Tarantella’s condensed operating results for each of the eight fiscal quarters in the period ended September 30, 2003. The information for each of these quarters is unaudited and has been prepared on the same basis as the audited consolidated financial statements included in this Form 10-K. In the opinion of management, all necessary adjustments, which consist only of normal and recurring accruals, have been included to fairly present the unaudited quarterly results. In addition, the information includes the effect of the restatement described in Note 2. This data should be read together with Tarantella’s consolidated financial statements and the notes to those statements included in this Form 10-K.

QUARTERLY RESULTS OF OPERATIONS

(Unaudited)

	Fiscal Year Ended September 30, 2003
	Q4	Q3	Q2	Q2	Q1	Q1
			(As previously reported)	(As restated, see note 2)	(As previously reported)	(As restated, see note 2)
	(In thousands, except per share data)
Net revenues	$3,079	$3,752	$4,404	$4,230	$3,585	$2,945
Cost of revenues	577	291	376	373	327	314

Gross margin	2,502	3,461	4,028	3,857	3,258	2,631
Operating expenses	6,800	4,471	4,717	4,646	5,849	5,795

Operating loss	(4,298)	(1,010)	(689)	(789)	(2,591)	(3,164)
Other income (expense):
Gain (loss) on sale of divisions to Caldera	—	—	—	—	—	—
Gain on sale of Caldera common stock	—	—	—	—	—	—
Loss and impairment of equity investment in Caldera	—	—	—	—	—	—
Interest income/(expense), net	(4)	4	14	14	32	32
Other income (expense), net	(100)	(118)	63	63	(14)	(14)

Income (loss) before income taxes	(4,402)	(1,124)	(612)	(712)	(2,573)	(3,146)
Income tax expense/(benefit)	20	122	98	98	60	60

Net income (loss)	$(4,422)	$(1,246)	$(710)	$(810)	$(2,633)	$(3,206)

Comprehensive income (loss)	$(4,169)	$(1,147)	$(905)	$(1,005)	$(2,354)	$(2,927)

Earnings (loss) per share-basic	$(0.44)	$(0.14)	$(0.09)	$(0.10)	$(0.32)	$(0.39)
Earnings (loss) per share-diluted	$(0.44)	$(0.14)	$(0.09)	$(0.10)	$(0.32)	$(0.39)

Shares used in per share calculation—basic	10,014	8,764	8,240	8,240	8,206	8,206

TARANTELLA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

QUARTERLY RESULTS OF OPERATIONS

(Unaudited)

	Fiscal Year Ended September 30, 2002
	Q4	Q4	Q3	Q2	Q1
	(As previously reported)	(As restated, see note 2)
	(In thousands, except per share data)
Net revenues	$3,902	$3,406	$3,650	$4,339	$2,825
Cost of revenues	286	276	487	418	318

Gross margin	3,616	3,130	3,163	3,921	2,507
Operating expenses	5,759	5,678	5,964	6,005	9,857

Operating loss	(2,143)	(2,548)	(2,801)	(2,084)	(7,350)
Other income (expense):
Gain (loss) on sale of divisions to Caldera	150	150	445	(3,038)	—
Gain on sale of Caldera common stock	—	—	3,141	1,083	267
Loss and impairment of equity investment in Caldera	—	—	—	—	(4,010)
Interest income/(expense), net	41	41	36	208	233
Other income (expense), net	(146)	(146)	444	(538)	(800)

Income (loss) before income taxes	(2,098)	(2,503)	1,265	(4,369)	(11,660)
Income tax expense/(benefit)	(316)	(316)	0	(760)	0

Net income (loss)	$(1,782)	$(2,187)	$1,265	$(3,609)	$(11,660)

Comprehensive income (loss)	$(1,593)	$(1,997)	$1,278	$(3,527)	$(11,661)

Earnings (loss) per share-basic	$(0.22)	$(0.27)	$0.16	$(0.45)	$(1.45)
Earnings (loss) per share-diluted	$(0.22)	$(0.27)	$0.15	$(0.45)	$(1.45)

Shares used in per share calculation—basic	8,177	8,177	8,114	8,070	8,024

TARANTELLA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 22—Valuation and Qualifying Accounts

SCHEDULE II/RULE 5-04

VALUATION AND QUALIFYING ACCOUNTS

Years Ended September 30, 2003, 2002 and 2001

Description	Balance at Beginning of Period	Charged to Revenues or Expenses	Deductions	Balance at End of Period
	(In thousands)
Year Ended September 30, 2003
Allowance for returns	$111	$907	$809	$209
Allowance for doubtful accounts	229	(16)	(110)	323

Total allowance	$340	$891	$699	$532

Year Ended September 30, 2002
Allowance for returns	$920	$27	$836	$111
Allowance for doubtful accounts	1,415	371	1,557	229

Total allowance	$2,335	$398	$2,393	$340

Year Ended September 30, 2001
Allowance for returns	$2,330	$2,408	$3,818	$920
Allowance for doubtful accounts	862	950	397	1,415

Total allowance	$3,192	$3,358	$4,215	$2,335

Note 23—Subsequent Events

Management Change

On December 11, 2003, the Company announced that its Board of Directors had appointed Francis E. Wilde as Chief Executive Officer (CEO), President and a Director of the Company. Mr. Wilde succeeds Douglas Michels, who became a strategic advisor to the Company, focusing initially on merger and acquisition opportunities. Mr. Michels will also continue as a Director of Tarantella.

The Board has also approved the request by several senior executives including Messrs. Wilde, Michels and Alok Mohan, the Company’s Chairman, to receive a substantial portion of their calendar year 2004 compensation in the form of restricted stock in lieu of cash.

On January 6, 2004, the Company announced the appointment of John M. Greeley as Chief Financial Officer (CFO), reporting directly to Mr. Wilde. Mr. Greeley assumed the CFO responsibilities from Mr. Mohan, who had been serving as acting CFO since September 8, 2003.

Private Placement

On December 26, 2003, the Company completed a private placement of common stock and warrants to the following investors: Special Situations Technology Funds (who are expanding their previous investment), Starlight Digital Technologies, LLC, an investment group in which Mr. Wilde acts as Managing Director, and an additional private investor, resulting in gross proceeds to the Company of approximately $2,750,000. In connection with the financing, the Company paid fees in the amount of $232,303.

TARANTELLA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In the private placement, the investors purchased 2,750,000 shares of Tarantella common stock at a price of $1.00 per share. The investors also acquired warrants to purchase up to an additional 550,000 shares at an exercise price of $1.39 per share. The warrants are exercisable for five years. The Company also has agreed to register the shares of common stock issued to the investors as well as the shares issuable upon exercise of the warrants for resale once the Company has complied with its reporting obligations under the Securities Exchange Act of 1934, as amended and is permitted to register its securities under the securities laws.

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

Restructuring

In the first quarter of fiscal 2004, the Company implemented a restructuring which reduced the existing workforce by two employees. The Company expects to record a charge of $0.3 million for this restructuring in the first quarter of fiscal 2004.

De-Listing Status (unaudited)

On October 20, 2003, the Company announced that it had received notification from the Nasdaq Listing Qualifications Panel that the Company’s stock would discontinue trading on the Nasdaq SmallCap Market effective with the open of business on Tuesday, October 21, 2003.

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

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders of

Tarantella, Inc.

Santa Cruz, CA

We have audited the accompanying consolidated balance sheets of Tarantella, Inc. and its subsidiaries (the “Company”), as of September 30, 2003 and 2002, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended September 30, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of September 30, 2003 and 2002, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2003 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2, the accompanying 2002 consolidated financial statements have been restated.

/S/    DELOITTE & TOUCHE LLP

DELOITTE & TOUCHE LLP

San Jose, California

March 5, 2004

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

There were no disagreements with the Company’s independent accountants during the fiscal years ended September 30, 2003, 2002 and 2001.

Item 9A.    Controls and Procedures

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

Other than as summarized above, there has been no change in the Company’s internal controls over financial reporting that occured during the most recent fiscal quarter that has materially affected or is reasonably likely to materially affect the Company’s internal controls over financial reporting. The Company will continue to assess disclosure controls and procedures and will take any further actions that are deemed necessary.

PART III

Item 10.    Directors and Executive Officers of the Registrant

As of January 31, 2004, the names of the Company’s directors and executive officers and certain information about them are set forth below:

Name	Age	Position with the Company	Director Since
Alok Mohan(1)	55	Chairman	1994
Douglas L. Michels(3)	49	Director	1979
Robert M. McClure(2)(3)	68	Director	1993
Gilbert P. Williamson(1)	66	Director	1993
R. Duff Thompson(2)	52	Director	1995
Ronald Lachman(1)	47	Director	1996
Ninian Eadie(2)	66	Director	1996
Francis E. Wilde	53	President, Chief Executive Officer and Director	2003
John M. Greeley	56	Vice President, Chief Financial Officer	2004
E. Joseph Vitetta Jr.	46	Vice President, Corporate Development	2003

(1)	Member of the Compensation Committee
(2)	Member of the Audit Committee
(3)	Member of the Stock Option Committee

Mr. Mohan has been a director of the Company since 1994 and became Chairman of the Board in April 1998. From May to December of 1994 he served as Senior Vice President, Operations and Chief Financial Officer of the Company. In December 1994 he was elected a director and assumed the position of President and Chief Operating Officer. He served as the Company’s Chief Executive Officer from July 1995 until April 1998. Prior to joining the Company, Mr. Mohan was employed with NCR Corporation for over 20 years. At NCR Corporation Mr. Mohan served as Vice President and General Manager of the Workstation Products Division, from January 1990 until July 1993. From July 1993 to May 1994 he served as Vice President of Strategic Planning and Controller, with responsibility for financial planning and analysis as well as worldwide reporting. Mr. Mohan serves as a director on the boards of Rainmaker Systems, Inc. and Crystal Graphics. Mr. Mohan is also a Venture partner with Blue Chip Venture Company.

Mr. Michels became a director of the Company in 1979. As a co-founder of the Company, Mr. Michels was the principal architect of the Company’s technology strategy. Mr. Michels served as President and Chief Executive Officer from April 1998 until December 2003. Mr. Michels also served as the Company’s Executive Vice President between January 1979 and April 1998 and was the Company’s Chief Technical Officer between January 1993 and April 1998. Mr. Michels serves as a director of FastNet Corporation and Arete Corporation.

Dr. McClure became a director of the Company in May 1993. From 1978 until 2001 he served as President of Unidot, Inc., which he founded to specialize in the design of sophisticated computer software and hardware for equipment manufacturers worldwide. Dr. McClure serves as a director of Arete Corporation.

Mr. Williamson became a director of the Company in May 1993. From September 1991 until May 1993, he served as Chairman of the Board and Chief Executive Officer of NCR Corporation, and also served as a member of the Board of Directors of AT&T. He retired from NCR and the AT&T board of directors in May 1993. From January 1989 until September 1991, he served as President of NCR and as a director, and prior to that time served as Executive Vice President for marketing at NCR for three years. Mr. Williamson is also a director of Fifth-Third Bank of Western Ohio (formerly Citizens Federal Bank, F.S.B.) headquartered in Dayton, Ohio. He also serves on the Board of Directors of two private companies: Dean Investments and French Oil Mill Machinery.

Mr. Thompson was appointed as a director of the Company in December 1995. Mr. Thompson is Managing General Partner of EsNet, Ltd., an investment group that is active in both technology and real estate ventures. From June 1994 to January 1996, he served as Senior Vice President of the Corporate Development Group of Novell, Inc. Prior to that time, he served as Executive Vice President and General Counsel for WordPerfect Corporation, and before joining WordPerfect Corporation in 1986, he was a partner with the Salt Lake City law firm of Callister, Duncan & Nebeker. Mr. Thompson is a former Chairman of the Board of the Business Software Alliance, the principal software industry association dealing with software industry issues, including copyright protection and public policy. He also serves on the Board of The SCO Group, Inc.

Mr. Lachman became a director of the Company in February 1996. He is a partner of Lachman Goldman Ventures, a venture capital company that helps co-found and invest in Internet infrastructure technology ventures including Lachman Goldman Ventures, Connected Corporation, UltraDNS, Catbird Networks, DuoDesign, Centergate Research, Whitehat/ACG, Availl, and Crestview Funds. Mr. Lachman has helped co-found or sits on the board of several of these companies. He founded Lachman Associates in January 1975 and served as its President from January 1975 until June 1989. In January of 1993 he founded Lachman Technology, serving as its President from January 1993 until May 1994. Both Lachman companies developed networking software shipped with most UNIX servers. Mr. Lachman served as Executive Vice President of Interactive Systems, a Kodak Company, from June 1989 through the end of 1992.

Mr. Eadie became a director of the Company in April 1996. He retired from International Computers Limited (“ICL”) in April 1997. Mr. Eadie served as ICL’s Group Executive Director, Technology, from January 1994 until July 1996, where he was responsible for research, development, manufacturing and third party distribution of all ICL products. Prior to that he served as President of ICL Europe from January 1990 until January 1994 and from May 1988 until January 1990 he served as President, ICL International. Mr. Eadie served on ICL’s Board of Directors from 1984 until 1997, and was a member of ICL’s Executive Management Committee from 1988 until 1997. He was a member of the SCO (UK) Advisory Board from June 1994 until his appointment to the Company’s Board in April 1996.

Mr. Wilde was appointed President, Chief Executive Officer and Director of Tarantella, Inc. in December 2003. Mr. Prior to joining Tarantella, Inc. in 2003, Wilde served as Managing Director of Starlight Digital Technologies, LLC, from February 2003 to the present. Mr. Wilde served as Chairman of the Board of Digital Stream USA, Inc. from February 2002 until October 2003. Mr. Wilde served as President and CEO of Ravisent Technologies, Inc. from August 1997 until August 2001. Mr. Wilde was also a Director of Ravisent Technologies, Inc. from August 1997 until January 2002. Mr. Wilde has also held executive management positions at IBM, Dell Computer, Memorex Telex and Academic Systems.

Mr. Greeley was appointed Vice President and Chief Financial Officer of Tarantella, Inc. in January 2003. Prior to joining Tarantella, Inc. in 2004, Mr. Greeley held the position of CFO at Phoenix Technologies, a public software company, from April 2000 until May 2003. Mr. Greeley was Chief Financial Officer and Chief Operating Officer at Leasing Solutions, Inc. from 1999 until 2000. Mr. Greeley held various senior positions at GE Capital Corporation between 1983 and 1999.

Mr. Vitetta was appointed Vice President, Corporate Development and Secretary of Tarantella, Inc. in December 2003. Prior to joining Tarantella, Inc. in 2003, Mr. Vitetta served as Executive Vice President, Corporate Development at Starlight Digital Technologies, LLC from February 2003 until December 2003. Mr Vitetta served as Vice President, Corporate Development at Axeda Systems, Inc. (formerly known as Ravisent Technologies, Inc. and Quadrant International), from September 1998 until February 2003.

There is no family relationship between any director or executive officer of the Company.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 (the “Exchange Act”) requires the Company’s executive officers and directors, and persons who own more than ten percent (10%) of a registered class of the

Company’s equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission (“SEC”) and the National Association of Securities Dealers, Inc. Executive officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. Based solely on its review of the copies of such forms received by the Company, or written representations from certain reporting persons, the Company believes that all Section 16 filing requirements applicable to its officer, directors and ten percent (10%) shareholders during the fiscal year ended September 30, 2003 were fulfilled.

Code of Ethics

The Company has adopted a Code of Ethics that applies to the Chief Executive Officer, the Chief Financial Officer, Senior Financial Officers and employees with financial reporting responsibilities, a copy of which is filed as Exhibit 14.1 to this Form 10-K.

Financial Expert

The Board of Directors has determined that no member of the Audit Committee satisfies all of the criteria to be a “financial expert” as defined in Item 401(h) of Regulation S-K. However, each of the members of the Audit Committee is an “independent director” as defined under Rule 10A-3(b) of the Exchange Act. The Company did not have an Audit Committee financial expert during the most recent fiscal year. The Company’s principal focus during that time was on the New Moon acquisition, the internal review and regaining compliance with the Nasdaq Smallcap Market’s minimum bid level requirement and its reporting requirement under the Exchange Act. As a result of those efforts, the Company was unable to allocate the resources necessary to identify an individual with the expertise necessary to serve as a financial expert on the Audit Committee.

Item 11.    Executive Compensation

SUMMARY COMPENSATION TABLE

The following table sets forth the compensation paid by the Company during the last three fiscal years to (i) the Company’s Chief Executive Officer, and (ii) each of the three other most highly compensated executive officers (Named Executive Officers) of the Company, whose salary plus bonus exceeded $100,000 in fiscal year 2003:

		Annual Compensation				Long-Term Compensation
						Awards
Name and Principal Position	Year	Salary($)(1)	Bonus/ ($)(2)	Other Annual Compensation($)		Securities Underlying Options(#)	All Other Compensation ($)(3)
Douglas L. Michels (11) President, Chief Executive Officer	2003 2002 2001	$308,011 364,014 345,680	0 0 111,511	2,148 2,148 300	(4) (4) (5)	40,001 476,109 150,000	$2,007 3,000 593,967	(7)
Randall Bresee (8) Senior Vice President, Chief Financial Officer	2003 2002 2001	197,322 233,200 220,931	17,490 0 70,786	763 500 1,741	(5) (5) (5)	25,000 292,053 125,000	2,777 0 331,270	(7)
Steven M. Sabbath (9) Senior Vice President, Law and Corporate Affairs and Secretary	2003 2002 2001	228,487 242,477 230,264	18,213 0 73,813	473 310 531	(5) (5) (5)	25,001 263,490 75,000	82,762 3,000 347,595	(7)(10)
Edmundo Costa Vice President, Sales	2003	163,497	6,731	37,004	(6)	35,000	935	(3)(7)

(1)	Includes salary earned in the applicable fiscal year but paid or to be paid in the following fiscal year.
(2)	The Company pays bonuses to executive officers as determined by the Board of Directors. The bonuses for each executive officer are based on the officer’s base salary, the Company’s financial performance, and individual performance during the fiscal year. Includes bonuses earned in the applicable fiscal year but paid or to be paid in the following fiscal year.

(3)	The dollar amounts in this column include 401(k) contributions for the following persons in the amount of $3,000 for 2002 and 2001 paid by the Company on behalf of Mr. Michels, and Mr. Sabbath and $312 paid by the Company on behalf of Mr. Costa in 2003. In addition, the dollar amounts in this column include “Change in Control” payments made in 2001 in the following amounts: Mr. Michels $590,967; Mr. Bresee $331,270; and Mr. Sabbath $344,595.
(4)	Represents taxable Company paid health insurance benefit.
(5)	Represents tax preparation and estate planning services.
(6)	Represents annual airline club membership fees of $350, commission of $31,254 and car allowance of $5,400.
(7)	Represents Company paid life insurance premium above $50,000. Following are the amounts included; $2,007 for Mr. Michels, $2,777 for Mr. Bresee, $2,997 for Mr. Sabbath and $623 for Mr. Costa.
(8)	Randall Bresee left the Company in April 1999, and prior to his departure he was not an Executive officer. Mr. Bresee was rehired in April 2000, as the Chief Financial Officer. Mr. Bresee left the Company in December 2003.
(9)	Mr. Sabbath left the Company in August 2003, returned to the Company in October 2003, then left in November 2003.
(10)	The amount represents money paid to Mr. Sabbath as severance but later re-classified as a discretionary bonus when Mr. Sabbath returned to work.
(11)	Mr. Michels resigned as CEO in December 2003 but remains a Director.

OPTION GRANTS IN FISCAL YEAR 2003

The following table sets forth each grant of stock options during the fiscal year ended September 30, 2003 to the Named Executive Officers:

	Individual Grants
	Number of Option Shares Granted (1)	Percentage of Total Option Shares Granted to Employees in Fiscal Year (2)	Exercise Price Per Share	Expiration Date	Potential Realizable Value of Assumed Annual Rates of Stock Price Appreciation for Option Term (3)
Name					5%	10%
Doug Michels	40,001	4.48%	$0.90	11/14/12	$22,640	$57,376

Edmundo Costa	35,000	3.92%	$0.90	11/14/12	$19,810	$50,203

Steven M. Sabbath	25,001	2.80%	$0.90	11/14/12	$14,151	$35,860

Randall Bresee	25,000	2.80%	$0.90	11/14/12	$14,150	$35,859

(1)	All options were granted under the 2004 Incentive Stock Option Plan (the “Option Plan”). The option exercise price of all stock options granted under the Option Plan is generally equal to the fair market value of the shares of Common Stock on the day prior to the date of grant. The options have a term of 10 years and generally vest at the rate 25% of the shares subject to the option per year in which the optionee remains in continuous status as an employee or consultant.
(2)	The Company granted options to purchase an aggregate of 900,832 shares to employees in fiscal year 2003.
(3)	Potential realizable values are based on assumed annual rates of return specified by the Securities and Exchange Commission. The Company’s management cautions shareholders and option holders that such increases in values are based on speculative assumptions and should not be the basis for expectations of the future value of their holdings.

The following table provides information on option exercises in fiscal year 2003 by the Named Executive Officers and the value of such officer’s unexercised options as of September 30, 2003:

	Shares Acquired on Exercise	Value Realized	Number of Unexercised Option Shares On September 30, 2003		Value of Unexercised In- the-Money Option Shares On September 30, 2003 $ (1)
Name			Exercisable	Unexercisable	Exercisable	Unexercisable
Doug Michels	0	$0	259,723	68,626	$62,407	$13,000
Edmundo Costa	0	$0	70,645	45,674	$25,780	$11,375
Steven M. Sabbath	0	$0	108,374	36,108	$36,500	$8,126
Randall Bresee	0	$0	113,214	55,199	$35,176	$8,125

(1)	Based on the market price of $1.30 per share, which was the closing price per share of the Company’s Common Stock on the Over-the-Counter Market on September 30, 2003, less the exercise price payable for such shares.

Employment Contracts and Change-In-Control Arrangements

In March 1996, the Board of Directors approved a resolution providing that prior to or after a change in control, as defined in the Option Plan, any outstanding options held by corporate officers that were granted pursuant to the Option Plan that are not at such time exercisable and vested shall become fully exercisable and vested.

The Company has entered into change in control agreements with each of the Named Executive Officers. Pursuant to these agreements, each such officer is eligible to receive, in the event that his or her employment is involuntarily terminated within one year following a change in control of the Company, an amount equal to the product of twelve (12) times his or her total monthly compensation including targeted bonuses at 100% attainment, continuation of health benefits available to him or her prior to the involuntary termination of employment for twelve (12) months thereafter and accelerated vesting on all options held. Pursuant to the terms of these agreements, a change in control is as defined in the Company’s 1994 Incentive Stock Option Plan.

Compensation of Directors

During fiscal year 2003, the Company made payments to the Outside Directors in an aggregate amount of eighty-seven thousand two hundred and seventy dollars ($87,270) for attendance to Board meetings (including committee meetings) during the fiscal year. The following payments were made to each outside director: Ninian Eadie, twenty-three thousand, and twenty dollars ($23,020); Ronald Lachman, six thousand two hundred and fifty dollars ($6,250); Robert McClure, thirty-five thousand two hundred and fifty dollars ($35,250); R. Duff Thompson, fifteen thousand, seven hundred and fifty dollars ($15,750); and Gilbert Williamson, seven thousand dollars ($7,000). The Company has a consulting agreement with chairman Mohan, pursuant to which the Company shall pay for consulting services pertaining to the general business of the Company. The details of this agreement are attached in exhibit 10.36. In fiscal year 2003, the Company paid Mr. Mohan $76,500 for consulting services. Directors are reimbursed for certain expenses in connection with attendance at board and committee meetings.

Outside Directors (i.e., non-employee directors) receive compensation for their service on the Board pursuant to the Director Plan. This compensation is in the form of stock options, or in the case of the Annual Grant, which is automatically granted on the first day of each fiscal year, cash may be elected in lieu of stock options. All current outside directors elected stock options for fiscal year 2003 except Dr. McClure.

The Company’s Director Plan, which provides for the grant in non-statutory stock options to non-employee directors of the Company, was adopted by the Board of Directors in March 1993 and approved by the shareholders in May 1993. The Company has reserved a total of 300,000 shares of Common Stock for issuance pursuant to the Director Plan. The Director Plan is currently administered by the Board of Directors. Under the Director Plan, each non-employee director automatically receives a non-statutory option to purchase 8,000 shares of the Company’s Common Stock on the date upon which such person first becomes a director (the “Initial Grant”). In addition, each non-employee director who remains in continuous status as a non-employee director is automatically granted a non-statutory option (the “Annual Grant”) to purchase 32,000 shares of Common Stock on the first day of each fiscal year, 1,200 shares of which are pursuant to the Director Option Plan and 800 of which are pursuant to the Incentive Stock Option Plan.

An Outside Director is paid an annual retainer valued at $25,000. For Fiscal 2004 the annual retainer is payable 25% in cash ($6,250) plus at the directors’ election, either 18,750 shares of Common Stock or a stock option grant of 18,750 shares that vests quarterly over one year.

An Outside Director may elect to receive cash compensation in lieu of an Annual Grant. Each Outside Director who makes such an election shall receive cash compensation each quarter payable at a rate determined by the Board. In addition to the annual election of either cash compensation or stock options grants, each Board member also received the following payments for meeting attendance in fiscal 2003: one thousand dollars ($1,000) per regularly scheduled Board meeting attended in person, seven hundred fifty dollars ($750) per special meeting, which may be attended telephonically, and seven hundred fifty dollars ($750) per committee meeting, which may be attended telephonically.

Options granted under the Director Plan have a term of ten (10) years unless terminated sooner upon termination of the optionee’s status as a director or otherwise pursuant to the Director Plan. Such options are not transferable by the optionee other than by will or the laws of descent or distribution, and each option is exercisable during the lifetime of the director only by such director. The exercise price of each option granted under the Director Plan is equal to the fair market value of the Common Stock on the date of grant. Initial Grant options granted under the Director Plan vest cumulatively at the rate of one-twentieth (1/20th) of the shares subject to the option for every three months after the date of grant. Annual Grant options vest at a rate of one-fourth (1/4th) of the shares subject to the option for every three months after the date of grant.

In the event of a merger of the Company with or into another corporation or a consolidation, acquisition of assets of like transaction involving the Company immediately prior to occurrence of a change in control, any outstanding option shall become fully exercisable and vested.

Unless terminated sooner, the Director Plan will terminate on November 14, 2012. The Board has authority to amend or terminate the Director Plan provided no such action may affect options already granted and such options shall remain in full force and effect. As of September 30, 2003, options to purchase 66,600 shares of Common Stock at a weighted average exercise price (per share) of approximately $27.139 per share were outstanding and 197,000 shares remained available for future option grants under the Director Plan.

Report of the Compensation Committee of the Board of Directors

The Compensation Committee of the Board of Directors serves as an administrative arm of the Board to make decisions regarding executive compensation and to make recommendations to the Board on compensation matters generally. The following is the report of the Compensation Committee describing compensation policies and rationale applicable to the Company’s executive officers with respect to the compensation paid to such executive officers for the fiscal year ended September 30, 2003. The information contained in such report shall not be deemed to be “soliciting material” or to be “filed” with the Securities and Exchange Commission, nor shall such information be incorporated by reference into any future filing under the Securities Act or Exchange Act, except to the extent that the Company specifically incorporates it by reference into such filing.

General

The Compensation Committee is a standing committee comprised of three nonemployee directors. After evaluating management’s performance, the Compensation Committee recommends compensation and pay levels to the full Board for approval. Employee directors do not vote on their own compensation. Stock option grants to executive officers are approved by the Compensation Committee.

Overview and Policies for 2003

The goals of the Compensation Committee are to attract, motivate, reward, and retain the key executive talent necessary to achieve the Company’s business objectives and contribute to the long-term success of the Company. The Compensation Committee currently uses salary, bonus, and stock options to meet these goals.

In fiscal year 2003, the Compensation Committee reviewed the compensation of the Company’s key executive officers by evaluating each executive’s scope of responsibility, prior experience, and salary history, and also took into account the salaries for similar positions at comparable high technology companies. In reviewing the compensation, the Compensation Committee focused on each executive’s prior performance with the Company and expected contribution to the Company’s future success.

The Company provides long-term incentives to executive officers through the Option Plan. The purposes of the Option Plan are to attract and retain the best employee talent available and to create a direct link between compensation and the long-term performance of the Company. In general, the Option Plan incorporates four-year vesting periods to encourage employees to remain with the Company. The size of each option grant is based on the recipient’s position and tenure with the Company, the recipient’s past performance, and the size of previous stock option grants, primarily weighted toward the recipient’s position. In fiscal year 2003, the Company continued its policy of granting stock options to new employees and granted additional stock options to employees, including executive officers, who had made and were expected to make significant contributions to the Company’s development. These stock option grants were based primarily on the scope of the executive officer’s responsibilities at the Company and the remuneration to be paid to such officer.

The compensation for Douglas L. Michels in fiscal year 2003 was approved by the Board of Directors. The Compensation Committee made its recommendation and the Board made its determination of the Chief Executive Officer’s compensation after considering the same factors used to determine the compensation of other executive officers.

Summary

The Compensation Committee believes that the Company’s compensation has been successful in attracting and retaining qualified employees and in linking compensation directly to corporate performance relative to the Company’s goals. The Company’s compensation policies will evolve over time as the Company moves to attain the near-term goals it has set for itself while maintaining its focus on building long-term shareholder value.

Members of the Compensation Committee:

Ronald Lachman

Alok Mohan

Gilbert P. Williamson

Performance Graph

Set forth below is a line graph comparing the annual percentage change in the cumulative return to the shareholders of the Company’s Common Stock with the cumulative return of the Nasdaq National Market Index and the Nasdaq Computer and Data Processing Stocks Index for the period commencing September 30, 1998 and ending on September 30, 2003. The information contained in the performance graph shall not be deemed to be “soliciting material” or to be “filed” with the Securities and Exchange Commission, nor shall such information be incorporated by reference into any future filing under the Securities Act or Exchange Act, except to the extent that the Company specifically incorporates it by reference into such filing.

The graph assumes that $100 was invested on September 30, 1998 in the Company’s Common Stock and in each index, and that all dividends were reinvested. No dividends have been declared or paid on the Company’s Common Stock. Shareholder returns over the indicated period should not be considered indicative of future shareholder returns. The Company operates on a 52-week fiscal year which ended on September 30, 2003.

Comparison of Five-Year Cumulative Total Returns

Performance Graph for

TARANTELLA, INC.

Produced on 12/19/2003 including data to 09/30/2003

12313	Prepared by CRSP (www.crsp.uchicago.edu), Center for Research in Security Prices, Graduate School of Business, The University of Chicago. Used with permission. All rights reserved.©Copyright 2003

The information contained above under the captions “Report of the Compensation Committee of the Board of Directors” and “Performance Graph” shall not be deemed to be soliciting material or to be filed with the Securities and Exchange Commission, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933, as amended, (the “Securities Act”) or the Exchange Act, except to the extent that the Company specifically incorporates it by reference into such filing.

Item 12.    Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding the beneficial ownership of Common Stock of the Company as of December 31, 2003 as to (i) each person who is known by the Company to own beneficially more than five percent (5%) of the outstanding shares of its Common Stock, (ii) each director and each nominee for director of the Company, (iii) each of the executive officers named in the Summary Compensation Table below and (iv) all directors and executive officers as a group. This table is based on information provided to us or filed with the Securities and Exchange Commission by our directors, executive officers and principal shareholders. Except as other wise indicated, the Company believes that the beneficial owners of the shares listed below have sole investment and voting power with respect to such shares, subject to community property laws. The Company does not know of any arrangements, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change of control of the Company. The address for each shareholder on this table is c/o Tarantella, Inc. 425 Encinal Street, Santa Cruz, California 95061-1900.

Five percent shareholders, directors, and certain executive officers as of December 31, 2003	Common stock outstanding	Options/ Warrants exercisable within 60 days	Common stock beneficially owned	Approximate percentage owned
Special Situations LP II	3,462,500	1,862,500	5,325,000	31.1%
Doug L. Michels (1)	703,068	276,013	979,081	6.3%
Vertical Ventures	390,000	390,000	780,000	5.0%
Alok Mohan	126,967	193,497	320,464	2.1%
Francis Wilde (2)	300,000	50,000	350,000	2.3%
Edmundo Costa	11,857	80,219	92,076	*
Ronald Lachman	33,150	46,637	79,787	*
Gilbert P. Williamson	—	52,537	52,537	*
Ninian Eadie	—	50,637	50,637	*
Robert M. McClure	667	48,562	49,229	*
R. Duff Thompson	—	34,737	34,737	*

All five percent shareholders, directors, executive officers and former executive officers as a group	5,028,209	3,085,339	8,113,548	44.2%

Applicable percentage of ownership is based on shares of Common Stock outstanding as of December 31, 2003 together with applicable options held by such shareholder. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and includes voting and investment power with respect to shares. Shares of Common Stock subject to options currently exercisable or exercisable within sixty (60) days after December 31, 2003 are deemed outstanding for computing the percentage ownership of the person holding such options, but are not deemed outstanding for computing the percentage of any other person.

*	less than 1% of common stock outstanding
(1)	Includes 15,000 shares gifted to the J3D Family Limited Partnership, of which Douglas Michels is the general partner; Mr. Michels is also a general partner in the Lawrence Michels Family Limited Partnership, of which he disclaims any voting or dispositive power.
(2)	Includes 250,000 shares owned by Starlight LP, an investment group in which Mr. Wilde acts as general partner.

Item 13.    Certain Relationships and Related Transactions

In April 1999, the Company entered into a consulting agreement with Mr. Mohan, pursuant to which Mr. Mohan became an external consultant to the Company and his status as an employee ceased. The term of the agreement was for one year, commencing April 21, 1999, and was renewable by mutual agreement of both parties with approval by the Compensation Committee. As compensation for Mr. Mohan’s consulting services to the Company he received a fee target of one hundred and twenty-six thousand dollars ($126,000) per year, paid as follows: ninety thousand dollars ($90,000) annually as a retainer; and thirty-six thousand dollars ($36,000) annually as a target incentive. Incentive payments were made solely based upon the Company’s performance against its Revenue and EPS measures, paid in accordance with the provisions of the Company’s Management Incentive Plan. The consulting agreement expired April 21, 2000, and the Company entered into a new consulting agreement, commencing on April 22, 2000 and continuing through the completion of the acquisition by Caldera Systems, Inc. of the Company’s Server and Professional Services business. As compensation for Mr. Mohan’s consulting services to the Company he received five thousand dollars ($5,000) per month, with no incentive bonus. With the approval of the Compensation Committee, the Company entered into amendments to Mr. Mohan’s consulting agreement pursuant to which, the consulting agreement continued through January 2004, upon the same terms and conditions. As compensation for Mr. Mohan’s consulting services to the Company, he received a fee targeted at one hundred and eighty thousand dollars ($180,000) per year paid as follows: ninety thousand dollars ($90,000) annually as a retainer (paid monthly at seven thousand five hundred dollars ($7,500); and ninety thousand dollars ($90,000) annually (paid quarterly) as a target incentive. Incentive payments were made solely based upon the Company’s performance against its Revenue and Operating Income measures, and paid in accordance with the provisions of the Company’s Management Incentive Plan. Mr. Mohan received seventy-six thousand five hundred dollars ($76,500) for incentive payments during fiscal year 2003. For any quarter that the Company implements a “voluntary hour reduction” Mr. Mohan’s monthly retainer was reduced accordingly. Beginning in January 2003, his retainer was six thousand, three hundred and seventy-five dollars ($6,375). On January 19, 2004, the Company entered into a new agreement which will remain in effect until December 31, 2004. Mr, Mohan will receive $22,500 annually (paid monthly) cash compensation, and he will receive 67,500 shares of restricted stock. The Shares are subject to a risk of forfeiture in the event of certain terminations of service relationship, which risk of forfeiture will lapse over time based on continued performance of services or earlier upon a change of control of Tarantella, Inc. Mr. Mohan will also receive $90,000 annually (paid annually) as a target incentive. Incentive payments shall be made solely based upon Tarantella’s performance against its Revenue and Operating Income measures paid in accordance with the provisions of the Tarantella Management Incentive Plan. Mr. Mohan’s stock options previously held continue to vest over the term of the agreement and convert to non-statutory options. He continues to be covered under the Company’s medical, dental, and vision plans. In addition, Mr. Mohan will forego any compensation normally accorded to members of the Company’s Board of Directors for participation on the Board or for attendance at committee meetings and/or board meetings and will not be entitled to additional stock options granted to board members on an annual basis.

The J3D Family Limited Partnership and the Lawrence Michels Family Limited Partnership (both of which Doug Michels is general partner) are partners in Encinal Partnership No. 1 (“EP1”), which leases to the Company certain office premises located in Santa Cruz, California under two leases. The first lease commenced on January 1, 1989 and had a ten-year term, with two options for the Company to renew for five-year periods. The lease has been renewed through June 30, 2005. The lease covers approximately 50,830 square feet of building space at a current cost of approximately $94,587 per month, subject to an annual adjustment upward based on the Consumer Price Index. The second lease commenced on July 1, 1991 and had a seven-year term, with two options to renew for five-year periods. The second lease has been renewed through June 30, 2005. The second lease covers approximately 26,055 square feet of building space at a current cost of approximately $31,268 per month, subject to an annual adjustment based on the Consumer Price Index. Effective May 7, 2001 the second lease was assumed by Caldera International, Inc.

The third partner in EP1 is Wave Crest Development, Inc. (“Wave Crest”). Wave Crest leases to the Company 61,500 square feet of office space in Santa Cruz, California. From time to time, Douglas Michels engages in real estate transactions with Wave Crest and its president. Effective May 7, 2001, the aforementioned Wave Crest leases of 61,500 square feet of office space in Santa Cruz have been transferred to Caldera International, Inc.

The Company believes that the transactions described above were on terms no less favorable to the Company than could have been obtained from unaffiliated third parties. All future transactions between the Company and any director or executive officer are subject to approval by a majority of the disinterested members of the Board of Directors.

On December 26, 2003, the Company completed a private placement of common stock and warrants to the following investors: Special Situations Technology Funds (who are expanding on their previous investment), Starlight Digital Technologies, LLC, an investment group in which Mr. Wilde, the Company’s President, Chief Executive Officer and Director, acts as Managing Director, and an additional private investor, resulting in gross proceeds to the Company of approximately $2,750,000. In connection with the financing, the Company will pay placement fees in the amount of $91,250.

The Company has entered into indemnification agreements with each of its directors and executive officers. Such agreements require the Company to indemnify such individuals to the fullest extent permitted by California law.

The Compensation Committee makes recommendations to the Board of Directors concerning salaries and incentive compensation for directors and officers of the Company. Mr. Michels, who served as President and Chief Executive Officer of the Company during fiscal year 2003, is not a member of the Compensation Committee and cannot vote on matters decided by the Committee. Mr. Michels has participated in the discussions and decisions regarding salaries and incentive compensation for all employees of and consultants to the Company, except that Mr. Michels has been excluded from discussions and decisions regarding his own salary and incentive compensation. No executive officer of the Company serves as a member of the board of directors or compensation committee of any entity that has one or more executive officer serving as a member of the Company’s Board of Directors or compensation committee (“Interlock”). There are no Interlocks between the Company’s Board of Directors or Compensation Committee and boards of directors or compensation committees of other companies.

Item 14.    Principal Accountant Fees and Services

Deloitte & Touche LLP served as the Company’s independent auditors for the fiscal year ended September 30, 2003. The following table lists the aggregate fees billed for professional services rendered by Deloitte & Touche LLP for all “Audit Fees,” “Audit-Related Fees,” “Tax Fees,” and “All Other Fees” for the last two fiscal years.

	Fiscal Year Ended
	September 30, 2003	September 30, 2002
Audit Fees (a)	$236,951	$207,680
Audit-Related Fees (b)	$434,965	$18,617
Tax Fees	$—	$—
All Other Fees	$—	$—
Total Fees	$671,916	$226,297

(a)	Fees for audit services billed in 2003 and 2002 consisted of:
•	Audit of the Company’s annual financial statements
•	Reviews of the Company’s quarterly financial statements
•	Comfort letters, statutory and regulatory audits, consents and other services related to Securities and Exchange Commission (“SEC”) matters

(b)	Fees for audit-related services billed in 2003 and 2002 consisted of:
•	Accounting consultation in connection with the internal revenue investigation
•	Due diligence associated with mergers/acquisitions
•	Financial accounting and reporting consultations
•	Opening and closing balance sheet audits/reviews of acquisitions and dispositions
•	Review of the Company’s S-8

There are estimates included in the above table for fiscal 2003 for fees incurred but not yet billed. Estimates for the unbilled fees were provided by Deloitte & Touche LLP.

Audit Committee Authorization of Audit and Non-Audit Services

The Audit Committee has the sole authority to authorize all audit and non-audit services to be provided by the independent audit firm engaged to conduct the annual audit of the Company’s consolidated financial statements. In addition, the Audit Committee has adopted pre-approval policies and procedures that are detailed as to each particular service to be provided by the independent auditors, and such policies and procedures do not permit the Audit Committee to delegate its responsibilities under the Securities Exchange Act of 1934, as amended, to management. The Audit Committee pre-approved fees for all audit and non-audit services provided by the independent audit firm during the fiscal year ended September 30, 2003 as required by the Sarbanes-Oxley Act of 2002.

The Audit Committee has considered whether the provision of the non-audit services is compatible with maintaining the independent auditors’ independence, and has advised the Company that, in its opinion, the activities performed by Deloitte & Touche LLP on the Company’s behalf are compatible with maintaining the independence of such auditors.

PART IV

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

TARANTELLA, INC.

By:	/s/ JOHN M. GREELEY	By:	/s/ JENNY TWADDLE

	John M. Greeley Vice President, Chief Financial Officer Date: March 5, 2004		Jenny Twaddle Vice President, Corporate Controller Date: March 5, 2004

KNOW ALL PERSONS BY THEIR PRESENCE, that each person whose signature appears below constitutes and appoints Thomas P. Rhodes, his attorney-in-fact, with the power of substitution, for him in any and all capacities, to sign any amendments to this report on Form 10-K and to file the same, with exhibits thereto other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ FRANCIS WILDE	/s/ ALOK MOHAN

Francis E. Wilde President, Chief Executive Officer and Director Date: March 5, 2004	Alok Mohan Chairman of the Board of Directors Date: March 5, 2004

/s/ DOUGLAS L. MICHELS	/s/ ROBERT M. MCCLURE

Douglas L. Michels Director Date: March 5, 2004	Robert M. McClure Director Date: March 5, 2004

/s/ GILBERT P. WILLIAMSON	/s/ R. DUFF THOMPSON

Gilbert P. Williamson Director Date: March 5, 2004	R. Duff Thompson Director Date: March 5, 2004

/s/ RONALD LACHMAN	/s/ NINIAN EADIE

Ronald Lachman Director Date: March 5, 2004	Ninian Eadie Director Date: March 5, 2004

Item 15.    Exhibits, Financial Statement Schedule and Reports on Form 8-K

(a)	The following documents are filed as part of this report:

1.	Financial Statements.
2.	Financial Statement Schedule:

There are no Financial Statement Schedules listed since they are either not required, not applicable, or the information is shown in the financial statements or notes thereto.

3.	Exhibits:

Exhibit Number	Description
2.1	Agreement and Plan of Reorganization by and among Tarantella, Inc., Tarantella Acquisition Corporation and New Moon Systems, Inc. (5)
3.1	Amended and Restated Articles of Incorporation of Registrant.
3.2	Bylaws of Registrant, as amended. (2)
4.1	Specimen Common Stock Certificate of Registrant. (1)
4.2	Purchase Agreement by and between Tarantella, Inc. and certain investors.
4.3	Registration Rights Agreement by and between Tarantella, Inc. and certain investors.
4.4	Warrants by and between Tarantella, Inc. and certain investors.
4.5	Purchase Agreement by and between Tarantella, Inc. and Hitschler Enterprises, LLC and by and between Tarantella, Inc. and Starlight Technology Ventures, LLC.
4.6	Registration Rights Agreement by and between Tarantella, Inc. and Hitschler Enterprises, LLC and by and between Tarantella, Inc. and Starlight Technology Ventures, LLC.
4.7	Warrants by and between Tarantella, Inc. and Starlight Technology Ventures, LLC.
4.8	Warrants by and between Tarantella, Inc. and Hitschler Enterprises, LLC.
4.9	Purchase Agreement by and between Tarantella, Inc. and Special Situations Technology Fund II, LP.
4.10	Registration Rights Agreement by and between Tarantella, Inc. and Special Situations Technology Fund II, LP.
4.11	Warrants by and between Tarantella, Inc. and Special Situations Technology Fund II, LP.
10.13	Lease with Encinal Partnership No. 1 commencing January 1, 1989 (425 Encinal Street). (1)
10.17	Indemnification Agreement. (1)
10.18	Master Registration Rights Agreement as amended. (6)
10.19	Employee Stock Purchase Plan. (7)
10.20	2004 Incentive Stock Option Plan and form of Incentive Stock Option Agreement. (7)
10.21	401(k) Plan, as amended. (1) (7)
10.24	2003 Director Stock Option Plan. (7)
10.34	Shareholders’ Rights Agreement. (3)
10.35	Change-in-control agreement between the Company and certain key management. (4) (7)
10.36	Revised Employment Agreement with Alok Mohan.
14.1	Form of Tarantella, Inc. Code of Ethics for Chief Executive Officer, Senior Financial Officers and Employees with Financial Reporting Responsibilities
21.1	Subsidiaries of Registrant.
23.1	Independent Auditors’ Consent.
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350

(1)	Incorporated by reference to Registration Statement 33-60548 on Form S-1.
(2)	Incorporated by reference to the Form 10-K filed on December 22, 1995.
(3)	Incorporated by reference to the Form 8-A12G filed on September 18, 1997.

(4)	Incorporated by reference to the Form 10-K filed on December 23, 1998.
(5)	Incorporated by reference to the Form 8-K filed on June 9, 2003.
(6)	Incorporated by reference to the Form 8-K filed on December 12, 2003.
(7)	Designates management contracts or compensatory plans, contracts or arrangements.

(b)	Reports on Form 8-K

The Company filed the following Report on Form 8-K’s during the twelve months ended September 31, 2003.

On September 11, 2003, the Company filed a Report on Form 8-K for On September 8, 2003, to disclose that the Company was expanding the analysis and review of its revenue recognition practices and that the Company’s Audit Committee had directed that the inquiry be expanded to include fiscal year 2002. The Company further announced that for the duration of the Audit Committee’s review, Alok Mohan, the Chairman of the Board, would serve as acting Chief Financial Officer. In the interim, the Company’s current Chief Financial Officer would continue to serve as Senior Vice President Operations.

On August 20, 2003, the Company filed a Report on Form 8-K to cancel its announcement of financial results for the fiscal third quarter ended June 30, 2003 which was scheduled to be held on August 19, 2003. The Company also announced it was evaluating the extent to which any corrections to its financials statements will be required.

On August 13, 2003, the Company filed a Report on Form 8-K announcing it was rescheduling its earnings announcement for its fiscal third quarter ended June 30, 2003 to August 19, 2003 in order to resolve issues related to the discovery of isolated unauthorized business practices within the sales force.

On July 28, 2003, the Company filed a Report on Form 8-K regarding its preliminary financial results for its third fiscal quarter ended June 30, 2003 and expense reduction measures, including a reduction of approximately 30% of the Company’s worldwide workforce.

On June 9, 2003, the Company filed a Report on Form 8-K for the completion of the acquisition of New Moon Systems, Inc., a privately-held California corporation (“New Moon”), in a merger of a wholly owned subsidiary of Tarantella (“Merger Sub”) with and into New Moon, pursuant to an Agreement and Plan of Reorganization (the “Agreement”), dated May 29, 2003, by and among Tarantella, Merger Sub and New Moon. The acquisition was completed on June 5, 2003.

On June 9, 2003, the Company filed a Report on Form 8-K to provide an unaudited pro forma balance sheet as of April 30, 2003, reflecting the impact of the acquisition of New Moon Systems, Inc., completed on June 5, 2003, as if such transaction were completed on April 30, 2003 on the Company’s balance sheet as of such date, as required by Nasdaq pursuant to the decision of the Listing Qualifications Panel on May 16, 2003.

On May 29, 2003, the Company filed a Report on Form 8-K to disclose the issuance of a press release announcing the signing of a definitive agreement regarding its proposed acquisition of New Moon Systems, Inc. The press release also announced that Tarantella planed to execute a reverse stock split at a ratio of one share for every five shares.

On April 22, 2003, the Company filed a Report on Form 8-K to disclose that on April 22, 2003, Tarantella, Inc. issued a press release regarding its financial results for its second fiscal quarter ended March 31, 2003.

On October 11, 2002 the Company filed a Report on Form 8-K to disclose the Company’s plan for a reduction in workforce.