Form 10-Q
period 2003-12-31
TARANTELLA INC
filed 2004-04-06
CIK 851560

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The number of shares outstanding of the registrant’s common stock as February 27, 2004 was 26,957,851.

TARANTELLA, INC.

FORM 10-Q

For the Quarterly Period Ended December 31, 2003

Part I. Financial Information

Item I. Financial Statements

TARANTELLA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three Months Ended December 31,
	2003	2002 (As restated, see Note 2)
	(Unaudited)
Net revenues:
Licenses	$2,366	$2,362
Services	1,102	583

Total net revenues	3,468	2,945

Cost of revenues:
Licenses	168	56
Services	330	258

Total cost of revenues	498	314

Gross margin	2,970	2,631

Operating expenses:
Research and development	961	987
Selling, general and administrative	4,585	3,661
Restructuring charge	19	1,147

Total operating expenses	5,565	5,795

Operating loss	(2,595)	(3,164)

Other income (expense):
Interest income (expense), net	(7)	32
Other expense, net	(50)	(14)

Total other income (expense)	(57)	18

Loss before income taxes	(2,652)	(3,146)

Income tax expense	98	60

Net loss	(2,750)	(3,206)

Other comprehensive income:
Unrealized gain on available for sale securities	75	283
Foreign currency translation adjustment	69	(4)

Total other comprehensive income	144	279

Comprehensive loss	$(2,606)	$(2,927)

Net Loss per share:
Basic and diluted	$(0.22)	$(0.39)
Shares used in net loss per share calculation:
Basic and diluted	12,689	8,206

See accompanying notes to condensed consolidated financial statements.

TARANTELLA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)	December 31, 2003	September 30, 2003
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$3,850	$3,151
Available-for-sale equity securities	708	632
Trade receivables, net of allowances of $0.4 million at December 31, 2003 and $0.5 million at September 30, 2003	2,894	2,980
Other receivables	179	175
Prepaids and other current assets	630	720

Total current assets	8,261	7,658

Property and equipment, net	612	734
Acquired intangible assets, net	1,144	1,262
Goodwill	2,395	2,391
Other assets	427	343

Total assets	$12,839	$12,388

Liabilities and shareholders’ equity
Current liabilities:
Trade payables	$745	$1,043
Line of credit	—	319
Royalties payable	—	22
Royalties payable - former New Moon shareholders	1,723	1,725
Income taxes payable	546	549
Accrued restructuring charges	631	854
Accrued expenses and other current liabilities	4,204	3,615
Deferred revenues	2,116	1,757

Total current liabilities	9,965	9,884

Long-term deferred revenues	472	36

Total long-term liabilities	472	36

Shareholders’ equity:
Preferred stock, authorized 20,000 shares; no shares issued and outstanding	—	—
Common stock, no par value, authorized 100,000 shares; issued and outstanding 15,279 at December 31, 2003 and 11,959 shares at September 30, 2003	129,819	126,749
Deferred stock compensation	(530)	—
Accumulated other comprehensive income	697	553
Accumulated deficit	(127,584)	(124,834)

Total shareholders’ equity	2,402	2,468

Total liabilities and shareholders’ equity	$12,839	$12,388

See accompanying notes to condensed consolidated financial statements.

TARANTELLA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended December 31,
(In thousands)	2003	2002 (As restated, see note 2)
	(Unaudited)
Cash flows from operating activities:
Net loss	$(2,750)	$(3,206)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	270	212
Foreign currency exchange loss (gain)	43	(6)
Loss on disposal of property and equipment	1	79
Stock compensation expense	22	—
Changes in operating assets and liabilities, net of New Moon acquisition:
Trade receivables	85	507
Other receivables	(4)	—
Prepaids and other current assets	90	102
Other assets	(84)	262
Trade payables	(298)	(189)
Royalties payable	(22)	(53)
Income taxes payable	(3)	222
Accrued restructuring expenses	(223)	446
Accrued expenses and other current liabilities	607	(606)
Deferred revenues	795	3

Net cash used in operating activities	(1,471)	(2,227)

Cash flows from investing activities:
Purchases of property and equipment	(6)	(127)
Additional New Moon purchase acquisition costs	(4)	—
Change in royalties payable - former New Moon shareholders	(2)	—

Net cash used in investing activities	(12)	(127)

Cash flows from financing activities:
Payments on capital lease obligations	(18)	(2)
Line of credit payments	(319)	—
Net proceeds from issuance of common stock and warrants	2,518	—

Net cash provided by (used in) financing activities	2,181	(2)

Effects of exchange rate changes on cash and cash equivalents	1	2

Increase (decrease) in cash and cash equivalents	699	(2,354)
Cash and cash equivalents at beginning of period	3,151	7,055

Cash and cash equivalents at end of period	$3,850	$4,701

See accompanying notes to condensed consolidated financial statements.

TARANTELLA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

	Three Months Ended December 31,
(In thousands)	2003	2002
	(Unaudited)
Supplemental disclosure of cash flow information:
Cash paid:
Income taxes	$124	$31
Interest	5	—
Non-cash financing and investing activities:
Issuance of restricted stock to employees and director in lieu of compensation	530	—

See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Basis of Presentation

Tarantella, Inc. (the “Company”) is a leading provider of Internet infrastructure software that enables web-based access to enterprise applications from virtually any client device. Headquartered in Santa Cruz, California, Tarantella operates development centers in the United States, the United Kingdom and India with sales representatives in the U.S., U.K., Germany, Canada, France, the Netherlands, Spain and Italy. Tarantella products are sold through an integrated worldwide channel of Tarantella account executives, distributors, value-added resellers, systems integrators and computer and software manufacturers. Tarantella maintains exclusive distribution relationships in Japan as well as distribution and agent relationships in China, Northern and Southeast Asia. In total, Tarantella products are available through resellers in more than 30 countries.

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

In the opinion of management, the accompanying unaudited condensed consolidated statements of operations, balance sheets and statements of cash flows include all material adjustments (consisting of normal recurring adjustments) which the Company considers necessary for a fair presentation of its financial condition and results of operations as of and for the interim periods presented. The financial statements include the accounts of the Company and its wholly owned subsidiaries after all material intercompany balances and transactions have been eliminated. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s 2003 Annual Report on Form 10-K. The consolidated interim results presented are not necessarily indicative of results to be expected for a full year. The September 30, 2003 balance sheet was derived from audited financial statements, and is included for comparative purposes.

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

Software revenue is recognized using the residual method. Under the residual method, revenue is recognized if vendor-specific objective evidence of fair value exists for all the undelivered elements in an arrangement. Vendor-specific objective evidence of fair value is based on the price when the element is sold separately or, if not sold separately, is established by management. The fair value of services and post-contract support is determined based upon separate sales and renewal rates set forth in the contract, respectively.

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

Note 2 – Restatement

Subsequent to the issuance of the Company’s condensed consolidated financial statements for the three months ended December 31, 2002, the Company’s management determined that the accounting treatment initially afforded to certain transactions was not correct. As a result, the accompanying condensed consolidated financial statements have been restated as described below.

The Company announced that it had become aware of business practices in the Company’s Northern European territory that required immediate changes in sales personnel within the region and certain internal controls. After conducting an internal review of certain transactions in the Northern European territory as well as other domestic and international transactions, the Company’s management determined that it was necessary to restate revenues recorded in previous interim periods of fiscal 2003 and the fourth quarter of fiscal 2002.

In the first quarter of fiscal 2003, there were two revenue transactions, totaling $0.2 million, in Europe that did not sell out of the Company’s distributor, as the Company had believed. Since sales to distributors are recognized upon sell out by the distributor to resellers or end users, revenue for these transactions was reversed. One of these transactions sold out of inventory in subsequent quarters and revenue was recognized, and product for the other transaction was returned to the Company.

During the third quarter of fiscal 2003, the Company determined that there was a revenue transaction totaling $0.2 million in the first quarter of fiscal 2003 that should have been recorded when cash was received as the customer’s ability to pay was not certain. This transaction remains unpaid and revenue will be recognized upon receipt of cash.

There were also two additional transactions in the first quarter of fiscal 2003 in the United States totaling $0.2 million where the terms of the original transaction were amended. The amendment requires that the Company recognize such revenue no earlier than receipt of payment, which occurred in the third quarter of fiscal 2003 for both transactions.

As a result of the reversal of these revenues, there was also a reversal of the cost of goods sold, commission expense and cooperative (“COOP”) advertising expense associated with these revenues.

A summary of the significant effects of the restatements on previously reported condensed consolidated financial statements is as follows:

(In thousands, except per share data)

	Three Months Ended December 31, 2002 (Unaudited)
	As Previously Reported *	Restated
License revenues	$3,002	$2,362
Cost of license revenues	69	56
Research and development	979	987
Selling, general and administrative	3,723	3,661
Net loss	(2,633)	(3,206)

Loss per share:
Basic and diluted	$(0.32)	$(0.39)
Shares used in loss per share calculation:
Basic and diluted	8,206	8,206

*	Amounts as previously reported reflect reclassifications made to conform to current year presentation.

The Company is in contact with the Securities & Exchange Commission in connection with an informal inquiry related to the events leading up to the Company’s restatement.

Note 3 - Recent Accounting Pronouncements

In January 2003 the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities” and a revised interpretation of FIN No. 46 (“FIN No. 46-R”) in December 2003. FIN No. 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. Should the Company form a variable interest entity, FIN No. 46-R will be effective at that time, but not later than the quarter ending March 31, 2004.

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

In accordance with the interim disclosure provisions of SFAS No. 148, the pro forma effect on the Company’s net income (loss) had compensation expense been recorded for the three months ended December 31, 2003 and 2002, respectively, as determined under the fair value method, is shown below:

	Three Months Ended December 31,
	2003	2002
	(In thousands, except per share data)

Net income (loss), as reported	$(2,750)	$(3,206)

Add: Stock-based employee compensation expense included in reported net loss	22	—

Less: Total stock-based employee compensation expense determined under fair value based method for all awards	(1,125)	(1,386)

Pro forma net loss	$(3,853)	$(4,592)

Net loss per share as reported
Basic and diluted	$(0.22)	$(0.39)

Pro forma net loss per share
Basic and diluted	$(0.30)	$(0.56)

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model. The principal determinants of option pricing are fair market value of the Company’s common stock at the date of grant, expected volatility, risk-free interest rate, expected option lives and dividend yields. Weighted average assumptions employed by the Company were: expected volatility of 100% for the three months ended December 31, 2003, 94% for the three months ended December 31, 2002, a risk-free interest rate of 2.99% and 2.75% for the three months ended December 31, 2003 and 2002, respectively and no dividend yield for both periods. In addition, the Company assumed an expected option life of four years for non-executive employees and five years for executive employees.

Note 4 - Earnings Per Share Disclosures

Basic and diluted loss per share (“EPS”) were calculated as follows for the three months ended December 31, 2003 and 2002 (in thousands, except per share data):

	Three Months Ended December 31,
	2003	2002
Basic:
Net loss	$(2,750)	$(3,206)

Weighted average shares	12,689	8,206

Loss per share	$(0.22)	$(0.39)

Diluted:
Net loss	$(2,750)	$(3,206)

Weighted average shares	12,689	8,206
Common equivalent shares from stock options and warrants	—	—

Shares used in per share calculation	12,689	8,206

Loss per share	$(0.22)	$(0.39)

Options and warrants outstanding, not included in computation of diluted EPS because the exercise price was greater than the average market price.	4,548	2,730

Options outstanding, not included in computation of diluted EPS because their inclusion would have an anti-dilutive effect due to net loss during the period.	1,848	641

Note 5 – Accrued Restructuring Charges

Fiscal 2004

The Company determined that it wanted to reduce the number of European countries in which it had a legal presence. In the first quarter of fiscal 2004, the Company implemented a restructuring which reduced the existing workforce by one employee. This reduction eliminated the Company’s presence in one European country. The Company recorded a charge of $19,000 for this restructuring for severance payments. The remaining balance was paid in the second quarter of fiscal 2004.

Fiscal 2004 First Quarter Restructuring Accrual

(In Thousands)	Reduction in Force	Total
Restructuring charge accrued	$19	$19
Payments/utilization of the accrual	(15)	(15)

Accrual at December 31, 2003	4	4

Fiscal 2003

On July 24, 2003, the Company announced a restructuring plan, which resulted in a charge of $0.4 million. The Company reduced its spending levels to align its operating expenses with the Company’s lower than expected revenues. The restructuring included a reduction in staffing of 23 employees, and the disposal of fixed assets.

The expense included a severance charge of $0.4 million for the elimination of 12 positions in the United States and 11 positions in the United Kingdom. The reductions in force affected the product development, support, sales, marketing and general and administrative functions of the Company. There was also a charge of $6,508 for the disposal of fixed assets. As of December 31, 2003, 22 positions had been eliminated. The remaining 1 employee will terminate during the 2nd quarter of fiscal 2004.

Fiscal 2003 Fourth Quarter Restructuring Accrual

(In Thousands)	Reduction in Force	Disposal of Fixed Assets	Total
Restructuring charge accrued	$442	$6	$448
Payments/utilization of the accrual	(393)	(6)	(399)

Accrual at September 30, 2003	49	—	49

Payments/utilization of the accrual	(24)	—	(24)
Provision Adjustment	—	—	—

Accrual at December 31, 2003	$25	$—	$25

On June 5, 2003, the Company announced a restructuring plan, which resulted in a charge of $0.2 million. Also, on June 5, 2003 the Company acquired New Moon Systems, Inc. (“New Moon”). In order to keep spending levels flat with pre-acquisition levels, the Company assessed the overall resource requirements for the combined business and reduced infrastructure accordingly.

The entire restructuring charge of $0.2 million was for severance, related to the elimination of 12 positions. The positions eliminated were 9 in the US, 2 in the UK and 1 in Germany. The reductions in work force affected the product development, sales, marketing and general and administrative functions of the Company. As of September 30, 2003, all 12 employees were terminated.

Fiscal 2003 Third Quarter Restructuring Accrual

(In Thousands)	Reduction in Force	Total
Restructuring charge accrued	$153	$153
Payments/utilization of the accrual	(57)	(57)

Accrual at June 30, 2003	96	96

Payments/utilization of the accrual	(95)	(95)
Provision Adjustment	(1)	(1)

Accrual at September 30 and December 31, 2003	$—	$—

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

The Company completed all of the cost reduction actions initiated in the first quarter of fiscal year 2003 during the fiscal year. Liabilities remain for lease obligation on one facility in the U.K. The lease for this facility expires at the end of the second quarter of fiscal 2004.

Fiscal 2003 First Quarter Restructuring Accrual

(In Thousands)	Reduction in Force	Facilities	Disposal of Fixed Assets	Total
Restructuring charge accrued	$820	$238	$89	$1,147
Payments/utilization of the accrual	(408)	(24)	(89)	(521)

Accrual at December 31, 2002	412	214	—	626

Payments/utilization of the accrual	(240)	(74)	—	(314)

Accrual at March 31, 2003	172	140	—	312

Payments/utilization of the accrual	(113)	(33)	—	(146)
Provision Adjustment	(59)	—	—	(59)

Accrual at June 30, 2003	—	107	—	107

Payments/utilization of the accrual	—	(34)	—	(34)

Accrual at September 30, 2003	—	73	—	73

Payments/utilization of the accrual	—	(23)	—	(23)

Accrual at December 31, 2003	$—	$50	$—	$50

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

Fiscal 2002 First Quarter Restructuring Accrual

(In Thousands)	Facilities	Total
Accrual at September 30, 2002	750	750

Payments/utilization of the accrual	(157)	(157)

Accrual at December 31, 2002	593	593

Payments/utilization of the accrual	(140)	(140)

Accrual at March 31, 2003	453	453

Payments/utilization of the accrual	(158)	(158)

Accrual at June 30, 2003	295	295

Payments/utilization of the accrual	(135)	(135)
Provision Adjustment	485	485

Accrual at September 30, 2003	645	645

Payments/utilization of the accrual	(158)	(158)

Accrual at December 31, 2003	$487	$487

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

Fiscal 2001 Fourth Quarter Restructuring Accrual

(In Thousands)	Facilities	Total
Accrual at September 30, 2002	15	15

Payments/utilization of the accrual	(1)	(1)

Accrual at December 31, 2002	14	14

Payments/utilization of the accrual	(9)	(9)

Accrual at March 31, 2003	$5	$5

Payments/utilization of the accrual	(3)	(3)

Accrual at June 30, 2003	$2	$2

Payments/utilization of the accrual	(10)	(10)
Provision Adjustment	8	8

Accrual at September 30 and December 31, 2003	$—	$—

During the second quarter of fiscal 2001, the Company announced a restructuring plan which resulted in a charge of $1.6 million, which when taken with a provision adjustment to a previously established restructuring reserve for severance related to the sale of divisions to Caldera, resulted in a net charge for the period of $1.1 million. The restructuring charge included a reduction in personnel of 28 employees and a reserve for unused facilities. Total cash expenditures were $1.6 million.

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

Fiscal 2001 Second Quarter Restructuring Accrual

(In Thousands)	Facilities	Total
Accrual at September 30, 2002	106	106

Payments/utilization of the accrual	(22)	(22)

Accrual at December 31, 2002	84	84

Payments/utilization of the accrual	(20)	(20)

Accrual at March 31, 2003	64	64

Payments/utilization of the accrual	(22)	(22)

Accrual at June 30, 2003	42	42

Payments/utilization of the accrual	(19)	(19)
Provision Adjustment	64	64

Accrual at September 30, 2003	87	87

Payments/utilization of the accrual	(22)	(22)

Accrual at December 31, 2003	$65	$65

Note 6 - Industry and Geographic Segment Information

The following table presents information on revenue and long-lived assets by geography. Revenue is allocated based on the location from which the sale is satisfied and long-lived asset information is based on the physical location of the asset.

	Three Months Ended December 31,
	2003	2002
	(In thousands)
Net revenues:
United States	$1,278	$963
Canada and Latin America	320	177
EMEIA (1)	1,534	1,186
Asia Pacific	336	602
Corporate adjustments	—	17

Total net revenues	$3,468	$2,945

	December 31, 2003	September 30, 2003
	(In thousands)
Long-lived assets:
United States	$4,242	4,381
EMEIA (1)	336	349

Total long-lived assets	$4,578	$4,730

(1)	Europe, Middle East, India and Africa

Note 7 - Investments

Available-for-sale equity securities:

At December 31, 2003, the Company held 505,767 shares of Rainmaker stock. The Company accounts for this investment as available-for-sale, and accordingly, records it at fair market value based on quoted market prices. Any unrealized gains or losses are included as part of accumulated other comprehensive income. The fair market value of the investment at December 31, 2003 was $708,074 and the cost was $170,830 resulting in an unrealized gain of $537,244. Rainmaker’s common stock is traded on the Nasdaq under the symbol “RMKR”.

Note 8 – Reverse Stock Split

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

Note 9 – Business Combinations

Acquisition of New Moon Systems, Inc.

On June 5, 2003, Tarantella completed the acquisition of New Moon Systems, Inc., a privately held California corporation (“New Moon “) pursuant to an Agreement and Plan of Reorganization (the “Agreement”), dated May 29, 2003. New Moon, headquartered in San Jose, CA, develops software to simply and cost-effectively manage and deploy Windows-based applications to end-user desktops in small and medium-sized businesses, as well as enterprise departmental customers. New Moon Canaveral ™ iQ from Tarantella ® (“Canaveral iQ”) extends the capabilities of Microsoft’s Windows Terminal Services and answers the demand for a simple and intelligent means of centrally managing remote applications.

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

The residual purchase price of $2.4 million was recorded as goodwill. Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, goodwill relating to the New Moon acquisition is not being amortized and will be carried at cost and tested for impairment annually and whenever events indicate that an impairment may have occurred. As of December 31, 2003, the Company has incurred acquisition costs of $331,000. This increased by $4,000 from September 30, 2003 since the Company incurred further legal costs related to the acquisition. The allocation of the purchase price to goodwill is subject to change as more information becomes available related to legal costs incurred for the acquisition.

Note 10 – Acquired Intangible Assets, Net

	December 31, 2003
	Gross Carrying Amount	Estimated Useful Lives	Accumulated Amortization	Intangible Assets, Net
	(In thousands)	(In years)
Amortized intangible assets
Technology	$500	3	$97	$403
Patents	700	3	136	564
Trademarks	200	3	39	161
Other	20	3	4	16

Total	$1,420		$276	$1,144

Aggregate amortization expense:

For three months ended December 31, 2002	$0

For three months ended December 31, 2003	$118

Estimated remaining amortization expense:

For year ending September 30, 2004	$355

For year ending September 30, 2005	473

For year ending September 30, 2006	316

	$1,144

Note 11 – Indemnification and Warranties

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

Note 12 – Subsequent Events

Acquisition

On March 29, 2004 the Company announced the acquisition of privately held Caststream, Inc. (“Caststream”), developer of cast:stream Enterprise e-learning and presentation broadcasting software. Cast:stream incorporates real-time streaming audio and video, instant messaging synchronized with interactive, immersive, rich media. This creates advanced collaboration, learning and training presentations available via any Internet connection. As a result of the acquisition, Caststream will relocate its operations from its headquarters in Saratoga, California to Tarantella’s corporate headquarters in Santa Cruz, California. Steve Bannerman, Founder and CEO of Caststream, Inc. will continue as Tarantella’s Vice President of Corporate Marketing, a post he has held since December 2003. In addition to Mr. Bannerman, other Caststream employees have joined Tarantella in various technical, marketing and sales positions.

Under the terms of the transaction, Tarantella purchased all of the outstanding Caststream capital stock in exchange for a total of 200,000 shares of Tarantella common stock and warrants. In addition, Tarantella agreed to assume certain liabilities estimated to be approximately $40,000. The Tarantella stock and warrants are to be deposited into escrow for a one year period to fund Caststream’s indemnification obligations. Tarantella has agreed to register the common stock and warrants being issued to Caststream’s stockholders as soon as practicable once the Company has complied with its reporting obligations under the Securities Exchange Act of 1934, as amended. The acquisition is considered a related party transaction under applicable securities laws because certain Tarantella executive officers held a direct interest in Caststream prior to the transaction.

Management Change

On January 6, 2004, the Company announced the appointment of John M. Greeley as Chief Financial Officer (CFO), reporting directly to Frank Wilde, the Company’s Chief Executive Officer. Mr. Greeley assumed the CFO responsibilities from Mr. Mohan, who had been serving as acting CFO since September 8, 2003.

Private Placement

On February 23, 2004, the Company announced the completion of a private placement of common stock and warrants to various investors. In the private placement, the investors purchased 11,678,580 shares of Tarantella common stock at a price of $1.40 per share for gross proceeds of $16,350,000. The investors also acquired warrants to purchase up to an additional 2,335,714 shares at an exercise price of $1.70 per share. The warrants are exercisable for five years. If the warrants are fully exercised, the Company would receive additional gross proceeds of approximately $3,970,714. The Company also has agreed to register the shares of common stock issued to the investors as well as the shares issuable upon exercise of the warrants for resale once the Company has complied with its reporting obligations under the Securities Exchange Act of 1934, as amended. In connection with the financing, the Company will pay fees in the amount of $1,074,000 and issue warrants to purchase 142,500 shares at $1.54 per share and 180,000 shares at $1.70 per share. The warrants have lives of three and five years, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Company’s condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q, as well as the Management’s Discussion and Analysis of Financial Condition and Result of Operations included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2003. In addition to historical information contained herein, this Discussion and Analysis contains forward-looking statements. These statements involve risks and uncertainties and can be identified by the use of forward-looking terminology such as “estimates,” “projects,” “anticipates,” “plans,” “future,” “may,” “will,” “should,” “predicts,” “potential,” “continue,” “expects,” “intends,” “believes,” and similar expressions. Examples of forward-looking statements include those relating to financial risk management activities and the adequacy of financial resources for operations. These and other forward-looking statements are only estimates and predictions. While the Company (also referred to as “Tarantella”) believes that the expectations reflected in the forward-looking statements are reasonable, the Company’s actual results could differ materially. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s expectations only as of the date hereof.

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

Restatement

Subsequent to the issuance of the Company’s condensed consolidated financial statements for the three months ended December 31, 2002 the Company’s management determined that the accounting treatment initially afforded to certain transactions was not correct. As a result, the accompanying condensed consolidated financial statements for the quarter ended December 31, 2002 have been restated.

The effects of the restatement are presented in Note 2 to the condensed consolidated financial statements and have been reflected in management’s discussion and analysis of financial condition and results of operations.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make judgments, assumptions and estimates that affect the amounts reported in the Company’s consolidated financial statements and the accompanying notes. Note 3 to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended September 30, 2003 describes the significant accounting policies and methods used in the preparation of the consolidated financial statements for the three fiscal years in the period ended September 30, 2003. The amounts of assets and liabilities reported on the Company’s balance sheets and the amounts of revenues and expenses reported for each of our fiscal periods are affected by estimates and assumptions which are used for, but not limited to, the accounting for revenue, bad debts, product returns, certain accrued expenses, restructuring and liabilities and a valuation allowance for deferred tax assets. Actual results could differ from these estimates. The following critical accounting policies are significantly affected by judgments, assumptions and estimates used in the preparation of the condensed consolidated financial statements.

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

Software revenue is recognized using the residual method. Under the residual method revenue is recognized if vendor-specific objective evidence of fair value exists for all the undelivered elements in an arrangement. Vendor-specific objective evidence of fair value is based on the price when the element is sold separately or, if not sold separately, is established by management. The fair value of services and post contract support is determined based upon separate sales and renewal rates set forth in the contract, respectively.

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

Allowance for doubtful accounts

Payments from customers are continuously monitored and allowances are maintained for doubtful accounts for estimated losses resulting from the inability of customers to make required payments. When evaluating the adequacy of allowances for doubtful accounts, various factors are taken into account, including accounts receivable aging, customer credit-worthiness, historical bad debts, and geographic and political risk. If the financial condition of customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. As of December 31, 2003, the Company’s net accounts receivable balance was $2.9 million.

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

Restructuring

During fiscal 2004 and fiscal 2003, the Company recorded several reserves in connection with restructuring programs. These reserves include estimates for employee severance, facility redundancies and disposal of fixed assets. Actual costs have not differed materially from these estimates.

Goodwill and Other Intangible Assets

Intangible assets have been recorded in connection with the acquisition on New Moon Systems Inc. The cost of the acquisition was allocated to the assets and liabilities acquired, including identifiable intangible assets, with the remaining amount being classified as goodwill. Certain identifiable intangible assets such as purchased technology and customer lists are amortized to operating expense over time. Under current accounting guidelines adopted on July 1, 2002, goodwill will not be amortized to expense but rather periodically assessed for impairment. Accordingly, the allocation of the acquisition cost to identifiable intangible assets and goodwill has a significant impact on our future operating results. The allocation process requires extensive use of estimates and assumptions, including estimates of future cash flows expected to be generated by the acquired assets. Further, when impairment indicators are identified with respect to previously recorded intangible assets, the values of the assets are determined using valuation techniques that require significant management judgment. Should conditions be different than management’s current assessment, material write-downs of intangible assets may be required. The Company will perform the annual goodwill impairment test as of July 1, 2004 to determine if there is any goodwill impairment. Under SFAS 142, goodwill and intangible assets of a reporting unit shall be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Company believes that there has been no event as of December 31, 2003, that reduced the fair value of our reporting unit below the goodwill and intangible assets carrying amounts. The Company will perform evaluations more frequently if business conditions indicate an assessment in an interim period is warranted. The Company will periodically review the estimated remaining useful lives of other intangible assets. A reduction in estimate of remaining useful lives could result in increased amortization expense in future periods.

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

Net revenues for the three months ended December 31, 2003 increased 18% to $3.5 million from $2.9 million in the same period in fiscal 2003. The increase in revenue performance, broken out geographically, was a $0.3 million increase in the United States, $0.3 million increase in Europe and $0.2 million increase in Canada and Latin America. The increase in these regions was partially offset by a $0.3 million decrease in Asia Pacific. The reason for the decrease in revenue in the Asia Pacific region was that there was a prepaid royalty of $0.3 for a large customer in Japan in the first quarter of fiscal 2003 that did not repeat in the first quarter of fiscal 2004. The increase in net revenues was mainly due to increased service revenues.

License revenues for the three months ended December 31, 2003 were $2.4 million. This is flat with the $2.4 million of license revenues for the three months ended December 31, 2002.

Service revenues increased to $1.1 million for the three months ended December 31, 2003, from $0.6 million in the same period in fiscal 2003, an increase of 89%. Service revenue was 32% of the total revenue for the first fiscal quarter of 2004, compared to 20% for the same period in the prior year. The increase in service revenues was a result of increased maintenance revenue for the US government and a large professional services contract in Spain.

International revenues were 63% of total revenues for the first fiscal quarter of 2004 and 67% for the same period in the prior year.

For the three months ended December 31, 2003, Clarity Technology, the Company’s U.K. distributor, accounted for 16% of the Company’s net revenues. For the three months ended December 31, 2002, Tomen Cyber Business Corporation, the Company’s Japanese distributor, accounted for 19% of the Company’s net revenues.

Costs and Expenses

Cost of license revenues for the three months ended December 31, 2003 were $0.2 million compared to $0.1 million in the same period of fiscal 2003. The reason for the increase in cost of license revenues in fiscal 2004 was that the first quarter of fiscal 2004 included amortization for technology acquired from New Moon in the amount of $118,000. The first quarter of fiscal 2003 did not include any amortization for New Moon technology since the acquisition occurred during the third quarter of fiscal 2003.

Cost of service revenues for the three months ended December 31, 2003 were $0.3 million, flat compared to the same period in fiscal 2003. Although actual cost of service revenues remained flat, they declined as a percentage of service revenue, increasing gross margin from 56% in the first quarter of fiscal 2003, to 70% in the first quarter of fiscal 2004. The improvement in the services gross margin is a result of a higher percentage of the services revenue from maintenance contracts. Maintenance revenue has a higher margin than professional services revenue since there is very little labor involved.

Total cost of revenues as a percentage of net revenues increased to 14% in the first quarter of fiscal 2004 from 11% for the same period in fiscal 2003. Cost of revenues as a percentage of net revenue were higher because cost of revenues for the first quarter of fiscal 2004 included amortization for technology acquired from New Moon in the amount of $118,000. The first quarter of fiscal 2003 did not include any amortization for New Moon technology since the acquisition occurred during the third quarter of fiscal 2003.

Research and development expenses were basically flat at $1.0 million in the first quarter of fiscal 2004 compared to $1.0 million in the comparable quarter of fiscal 2003, and as a percentage of net revenues were 28% and 34%, respectively. The decrease in research and development as a percentage of net revenues is due to increased revenues.

Selling, general and administrative expenses increased 25% to $4.6 million in the first quarter of fiscal 2004 from $3.7 million for the comparable quarter of the prior year. The significant increase in expenses is due to increased legal and audit fees, which resulted from the revenue investigation. The Company incurred expenses of $0.9 million in the first quarter of fiscal 2004 for the revenue investigation and the subsequent audit. Over the past three quarters the Company has spent a total of $1.5 million on the revenue investigation and the subsequent audit. There was also an increase due to severance costs of $0.3 million, for one employee, paid in accordance with the Company’s change in control agreement, which was triggered by the private placement that was completed during the first quarter of fiscal 2004. For more information on the Company’s change in control agreements see Item 11 and Exhibit 10.35 in the Company’s 2003 Annual Report on Form 10-K. The increase in audit and legal fees and severance costs was partially offset by lower labor costs of $0.7 million. The lower labor costs were due to a headcount reduction from 77 employees down to 64. Selling, general and administrative expenses as a percentage of net revenues were 132% in the first quarter of fiscal 2004 and 124% in the same period in fiscal 2003.

Restructuring charges for the three months ended December 31, 2003 were $19,000, compared to $1.1 million for the three months ended December 31, 2002. The Company has substantially completed these plans as of December 31, 2003. See Note 5 for more details on restructuring charges.

Interest expense, net was $7,000 for the first quarter of fiscal 2004 compared to interest income, net of $32,000 for the same period in fiscal 2003. The decrease in interest income is due to lower interest-earning balance and greater interest bearing obligations in the first quarter of fiscal 2004.

Other expense, net was $50,000 in the first quarter of fiscal 2004, compared to $14,000 for the same period of fiscal 2003. The increase in other expense primarily relates to greater foreign exchange translation differences.

Income tax expense was $98,000 for the first quarter of fiscal 2004 compared to $60,000 for the same period in fiscal year 2003. The tax provisions for the first quarters of fiscal 2004 and fiscal 2003 reflect foreign taxes.

Net loss for the first quarter of fiscal 2004 was $2.8 million compared to net loss of $3.2 million for the same quarter of fiscal 2003. The decrease in net loss is primarily due to higher revenues and lower operating expenses.

Liquidity and Capital Resources

The Company has financed its operations through cash flow from operations, private offerings of the Company’s common stock and bank borrowings. As of December 31, 2003, the Company’s principal source of liquidity included cash and cash equivalents of $3.9 million, representing 30% of total assets and an available bank line of credit under which the Company had no outstanding borrowings.

The credit agreement provides that the Company may borrow up to $1.5 million at 2.5% per month based on 75% of eligible accounts receivable. The line of credit has no financial covenants and is secured by the assets of the Company. The increase in cash and short-term investments of $0.7 million in the first quarter of fiscal 2004 is due to the completion of a private placement of common stock and warrants which resulted in net proceeds to the Company of approximately $2.5 million. The increase in cash due to proceeds from the private placement was partially offset by cash used for operating activities of $1.5 million and a reduction in borrowings on the line of credit of $0.3 million.

The Company’s operating activities used cash of $1.5 million during the first quarter of fiscal 2004, compared to $2.2 million used for operating activities in the first quarter of fiscal 2003. The decrease in the cash used for operating activities is due to a $0.6 million decrease in operating loss from the first quarter of fiscal 2003 to the first quarter of fiscal 2004. The operating loss was $2.6 million in the first quarter of fiscal 2004 compared to $3.2 million in the first quarter of fiscal 2003. Cash used in investing activities was $12,000 in the first quarter of fiscal 2004 compared to $127,000 in the first quarter of fiscal 2003. Cash provided by financing activities was $2.2 million in the first quarter of fiscal 2004 compared with cash used in financing activities of $2,000 for the same quarter of fiscal 2003. Cash provided by financing activities in the first quarter of fiscal 2004 includes proceeds from a private placement of $2.5 million, partially offset by a reduction of borrowing on the line of credit of $0.3 million.

The Company’s days sales outstanding (DSO) at December 31, 2003 was 75, an increase of 8 days from 67 days at December 31, 2002. DSO increased because the accounts receivable over 60 days increased from $12,000 to $220,000.

On December 26, 2003, the Company completed a private placement of common stock and warrants to the following investors: Special Situations Technology Funds, Starlight Digital Technologies, LLC, an investment group in which Mr. Wilde acts as Managing Director, and an additional private investor, resulting in gross proceeds to the Company of approximately $2,750,000. In connection with the financing, the Company paid placement fees in the amount of $232,303.

Subsequent to the end of the first quarter of fiscal 2004, the Company announced the completion of a private placement of common stock and warrants to various investors. In the private placement, which closed on February 23, 2004, the investors purchased 11,678,580 shares of Tarantella common stock at a price of $1.40 per share for gross proceeds of $16,350,000. The investors also acquired warrants to purchase up to an additional 2,335,714 shares at an exercise price of $1.70 per share. The warrants are exercisable for five years. If the warrants are fully exercised, the Company would receive additional gross proceeds of approximately $3,970,714. The Company also has agreed to register the shares of common stock issued to the investors as well as the shares issuable upon exercise of the warrants for resale once the Company has complied with its reporting obligations under the Securities Exchange Act of 1934, as amended. In connection with the financing, the Company will pay fees in the amount of $1,074,000 and issue warrants to purchase 142,500 shares at $1.54 per share and 180,000 shares at $1.70 per share. The warrants have lives of three and five years, respectively.

The Company has capital lease commitments of $32,000 in fiscal 2004. There are no capital lease commitments beyond fiscal 2004. The Company has operating lease commitments of $1.3 million in fiscal 2004. The Company’s various operating lease commitments extend to 2020.

The Company’s management believes that, based on the Company’s current plans, its existing cash and cash equivalents, short-term investments, cash received from private placements and funds generated from operations will be sufficient to meet its operating requirements for the next twelve months.

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

If the Company fails to manage the distribution of its products and services properly, or if the Company’s distributors’ financial condition or operations weaken, the Company’s revenue could suffer.

The Company markets products directly and through resellers and distributors. Since direct sales may compete with the sales made by resellers and distributors, these resellers and distributors may elect to use other suppliers that do not directly sell their own products. Any increase in our commitment to direct sales could cause conflict with some of our channel partners. Further, some of the Company’s resellers and distributors may have insufficient financial resources and may not be able to withstand changes in business conditions, including economic weakness and industry consolidation. Revenue from indirect sales could suffer if the Company’s distributors’ and resellers’ financial condition weakens.

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

The Company’s continued success depends to a significant extent on senior management and other key employees. None of these individuals is subject to a long-term employment contract or a non-competition agreement. The Company has historically used stock options and other forms of equity-related compensation as a key component to its employee compensation program in order to align employees’ interests with the interests of shareholders, encourage employee retention, and provide competitive compensation packages. In recent periods, a majority of the Company’s employee stock options have had exercise prices in excess of the Company’s stock price, which could affect the Company’s ability to retain or attract present and prospective employees. In addition, the Financial

Accounting Standards Board and other agencies have proposed, and are currently considering, changes to United States generally accepted accounting principles that would require the Company and other companies to record a charge to earnings for employee stock option grants and other equity incentives. These and other developments in the provision of equity compensation to employees could make it more difficult to attract, retain and motivate employees and result in additional expense to the Company. The loss of one or more key employees or the Company’s inability to attract and retain other key employees could have a material adverse effect on the Company.

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

Recent Accounting Pronouncements

In January 2003 the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities” and a revised interpretation of FIN No. 46 (“FIN No. 46-R”) in December 2003. FIN No. 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. Should the Company form a variable interest entity, FIN No. 46-R will be effective at that time, but not later than the quarter ending March 31, 2004.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Reference is made to part II, Item 7A, Quantitative and Qualitative Disclosures about Market Risk, in the Company’s Annual Report on Form 10-K for the year ended September 30, 2003.

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures.

The events cited in this report are the subject of the restatement that resulted from material weaknesses in the Company’s system of internal controls and operations. The Company has taken and intends to continue to take measures to cure these weaknesses, which include changes in senior management and tightening internal policies and procedures.

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

The Company now requires proof of an end user purchase order when fulfilling transactions over $25,000.

The Company now requires all distributors to submit sales out reports and inventory reports prior to the closing of a financial period.

The Company drafted a revenue recognition handbook and distributed to all sales personnel. Each person in sales has certified they have read and understand the handbook.

We believe that these efforts have addressed the material weaknesses and significant deficiencies that affected our internal controls in 2002 and 2003. The Company continues to improve and refine its internal controls. This process is ongoing, and the Company seeks to foster an exemplary internal control environment.

Other than as summarized above, there has been no change in the Company’s internal control over financial reporting that occurred during the most recent fiscal quarter that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting. The Company will continue to assess disclosure controls and procedures and will take any further actions that are deemed necessary.

Part II. Other Information

Item 1. Legal Proceedings

On August 28, 2003, a former Tarantella sales representative filed an action against Tarantella, Inc. and Tarantella International, Inc., a wholly owned subsidiary of Tarantella, (collectively, “Tarantella”) in the California Superior Court in Santa Clara County, California. The complaint purports to state claims for breach of contract, negligent and intentional misrepresentation, fraud, and deceit. The complaint alleges that the plaintiff is owed commissions on certain sales of Tarantella products, and seeks an unspecified amount of damages, correction of the purported contract, prejudgment interest, punitive damages and costs. On September 25, 2003, Tarantella filed a response denying the claims and asserting affirmative defenses. The case is presently in the discovery stage.

Tarantella believes the allegations contained in the complaint are without merit and intends to defend the action vigorously. Should the plaintiff’s claims succeed, however, Tarantella could be required to pay monetary damages, which could have a material adverse effect on Tarantella’s business, financial position and results of operations.

No other material legal proceedings are pending to which the Company is a party.

Item 2. Changes in Securities and Use of Proceeds

On December 26, 2003, the Company completed a private placement of common stock and warrants resulting in gross proceeds to the Company of approximately $2,750,000. In connection with the financing, the Company paid fees in the amount of $232,303. In the private placement, the investors purchased 2,750,000 shares of Tarantella common stock at a price of $1.00 per share. The investors also acquired warrants to purchase up to an additional 550,000 shares at an exercise price of $1.39 per share. The warrants are exercisable for five years. The Company also has agreed to register the shares of common stock issued to the investors as well as the shares issuable upon exercise of the warrants for resale once the Company has complied with its reporting obligations under the Securities Exchange Act of 1934, as amended and is permitted to register its securities under the securities laws. In connection with the investment, the Company also amended its existing shareholder rights plan such that Special Situations shall be permitted to acquire up to 30% beneficial ownership of the outstanding stock of the Company without triggering the Company’s shareholder rights plan, provided that for purposes of determining Special Situations’ beneficial ownership, neither the warrants nor any future exercises of warrants will be considered.

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

(b) Reports on Form 8-K

The Company filed the following Report on Form 8-K during the quarter ended December 31, 2003.

On December 11, 2003, Tarantella, Inc. filed a Report on Form 8-K announcing that the Board of Directors of the Company had appointed Frank Wilde as the President, CEO and Director of the Company, replacing Doug Michels. The Company further announced that it had signed definitive agreements for a private placement of common stock and warrants with a group of investors.

On October 21, 2003, Tarantella, Inc. filed a Report on Form 8-K announcing that the Company had received notification from the Nasdaq Listing Qualifications Panel that the Company’s stock would discontinue trading on the Nasdaq SmallCap market at commencement of business on October 21, 2003.

On October 2, 2003, Tarantella, Inc. filed a Report on Form 8-K announcing that the Company had entered into a Purchase Agreement dated September 29, 2003, by and among Tarantella, Inc. and certain investors named therein (the “Agreement”). Pursuant to the Agreement, Special Situations Funds purchased 1,462,500 shares and Vertical Ventures purchased 487,500 shares of the Company’s common stock at the average closing bid price per share for the last five trading days, or $1.156 per share. The transactions contemplated in the Agreement closed on September 30, 2003. The Agreement also includes accompanying warrants to purchase an aggregate of 1,950,000 shares (at equal numbers of shares purchased by each investor) at a price of $1.395 per share.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TARANTELLA, INC.

/s/ JOHN M. GREELEY
John M. Greeley Vice President, Chief Financial Officer April 2, 2004

/s/ JENNY TWADDLE
Jenny Twaddle Vice President, Corporate Controller April 2, 2004