Form 10-Q
period 2004-03-31
TARANTELLA INC
filed 2004-05-14
CIK 851560

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2004

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to contained to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The number of shares outstanding of the registrant’s common stock as April 30, 2004 was 27,390,646.

TARANTELLA, INC.

FORM 10-Q

For the Quarterly Period Ended March 31, 2004

Part I. Financial Information

Item I. Financial Statements

TARANTELLA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three Months Ended March 31,		Six Months Ended March 31,
	2004	2003 (As restated, see Note 2)	2004	2003 (As restated, see Note 2)
	(Unaudited)		(Unaudited)
Net revenues:
Licenses	$2,159	$3,433	$4,525	$5,795
Services	978	797	2,080	1,380

Total net revenues	3,137	4,230	6,605	7,175

Cost of revenues:
Licenses	202	82	370	138
Services	394	291	724	549

Total cost of revenues	596	373	1,094	687

Gross margin	2,541	3,857	5,511	6,488

Operating expenses:
Research and development	1,205	906	2,166	1,893
Selling, general and administrative	4,867	3,740	9,452	7,401
Restructuring	(8)	—	11	1,147

Total operating expenses	6,064	4,646	11,629	10,441

Operating loss	(3,523)	(789)	(6,118)	(3,953)

Other income (expense):
Interest income (expense), net	2	14	(5)	46
Other income (expense), net	(61)	63	(111)	49

Total other income (expense)	(59)	77	(116)	95

Loss before income taxes	(3,582)	(712)	(6,234)	(3,858)

Income tax expense	97	98	195	158

Net loss	(3,679)	(810)	(6,429)	(4,016)

Other comprehensive income (loss):
Unrealized gain (loss) on available for sale securities	689	(177)	764	106
Foreign currency translation adjustment	52	(18)	121	(22)

Total other comprehensive income (loss)	741	(195)	885	84

Comprehensive loss	$(2,938)	$(1,005)	$(5,544)	$(3,932)

Net loss per share:
Basic and diluted	$(0.18)	$(0.10)	$(0.39)	$(0.49)
Shares used in net loss per share calculation:
Basic and diluted	20,232	8,240	16,440	8,223

See accompanying notes to condensed consolidated financial statements.

TARANTELLA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)	March 31, 2004	September 30, 2003
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$16,575	$3,151
Available-for-sale equity securities	1,396	632
Trade receivables, net of allowances of $0.3 million at March 31, 2004 and $0.5 million at September 30, 2003	3,190	2,980
Other receivables	181	175
Prepaids and other current assets	591	720

Total current assets	21,933	7,658

Property and equipment, net	666	734
Acquired intangible assets, net	1,330	1,262
Goodwill	2,395	2,391
Other assets	403	343

Total assets	$26,727	$12,388

Liabilities and shareholders’ equity
Current liabilities:
Trade payables	$540	$1,043
Line of credit	—	319
Royalties payable	1	22
Royalties payable - former New Moon shareholders	1,713	1,725
Income taxes payable	534	549
Accrued restructuring charges	416	854
Accrued expenses and other current liabilities	4,453	3,615
Deferred revenues	2,514	1,757

Total current liabilities	10,171	9,884

Long-term deferred revenues	1,205	36

Total long-term liabilities	1,205	36

Shareholders’ equity:
Preferred stock, authorized 20,000 shares; no shares issued and outstanding	—	—
Common stock, no par value, authorized 100,000 shares; issued and outstanding 27,288 at March 31, 2004 and 11,959 shares at September 30, 2003	145,716	126,749
Deferred stock compensation	(540)	—
Accumulated other comprehensive income	1,438	553
Accumulated deficit	(131,263)	(124,834)

Total shareholders’ equity	15,351	2,468

Total liabilities and shareholders’ equity	$26,727	$12,388

See accompanying notes to condensed consolidated financial statements.

TARANTELLA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended March 31,
(In thousands)	2004	2003 (As restated, see note 2)
	(Unaudited)
Cash flows from operating activities:
Net loss	$(6,429)	$(4,016)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	525	381
Foreign currency exchange loss (gain)	78	(32)
Loss on disposal of property and equipment	2	82
Amortization of deferred stock compensation	166	—
Stock compensation expense	74	—
Compensation expense to former Caststream shareholders	124	—
Changes in operating assets and liabilities, net of New Moon acquisition:
Trade receivables	(204)	(1,155)
Other receivables	(6)	(118)
Prepaids and other current assets	129	304
Other assets	(60)	22
Trade payables	(524)	26
Royalties payable	(21)	(56)
Income taxes payable	(15)	36
Accrued restructuring expenses	(438)	(83)
Accrued expenses and other current liabilities	835	(887)
Deferred revenues	1,926	209

Net cash used in operating activities	(3,838)	(5,287)

Cash flows from investing activities:
Purchases of property and equipment	(176)	(134)
Additional New Moon purchase acquisition costs	(4)	—
Change in royalties payable - former New Moon shareholders	(12)	—

Net cash used in investing activities	(192)	(134)

Cash flows from financing activities:
Payments on capital lease obligations	(31)	(2)
Line of credit payments	(319)	—
Net proceeds from issuance of common stock and warrants	17,810	34

Net cash provided by financing activities	17,460	32

Effects of exchange rate changes on cash and cash equivalents	(6)	(1)

Increase (decrease) in cash and cash equivalents	13,424	(5,390)
Cash and cash equivalents at beginning of period	3,151	7,055

Cash and cash equivalents at end of period	$16,575	$1,665

See accompanying notes to condensed consolidated financial statements.

TARANTELLA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended March 31,
(In thousands)	2004	2003
	(Unaudited)
Supplemental Disclosures of Cash Flow Information:

Cash paid during the period for:
Income taxes	$244	$99
Interest	7	—
Unrealized gain on available-for-sale equity securities	764	106
Issuance of restricted stock in lieu of compensation	706	—
Issuance of stock and warrants to acquire Caststream assets	377	—

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

The Company was incorporated in 1979 as a California Corporation under the name The Santa Cruz Operation Inc. (“SCO”). On May 4, 2001, SCO completed the sale of its Server Software and Professional Services Divisions to Caldera Systems, Inc., retaining the Tarantella Division. A new company, Caldera International, was formed which combined the assets acquired from SCO with the assets of Caldera Systems. Upon the completion of the sale, SCO changed its corporate name to Tarantella, Inc.

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

Software revenue is recognized using the residual method. Under the residual method, revenue is recognized if vendor-specific objective evidence of fair value exists for all the undelivered elements in an arrangement. Vendor-specific objective evidence of fair value is based on the price when the element is sold separately or, if not sold separately, is established by management. Vendor specific objective evidence of the fair value of maintenance for license agreements is based on stated renewal rates, and for contracts that do not include stated renewal rates, are determined by reference to the price paid by the Company’s customers when maintenance is sold separately. Past history has shown that the rate the Company charges for maintenance on license agreements with a stated renewal rate is similar to the rate the Company charges for maintenance on license agreements without a stated renewal rate.

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

Note 2 – Restatement

Subsequent to the issuance of the Company’s condensed consolidated financial statements for the three and six months ended March 31, 2003, the Company’s management determined that the accounting treatment initially afforded to certain transactions was not correct. As a result, the accompanying condensed consolidated financial statements have been restated as described below.

The Company announced that it had become aware of business practices in the Company’s Northern European territory that required immediate changes in sales personnel within the region and certain internal controls. After conducting an internal review of certain transactions in the Northern European territory as well as other domestic and international transactions, the Company determined that is was necessary to restate revenues recorded in previous interim periods of fiscal 2003 and the fourth quarter of fiscal 2002.

In fiscal 2003 there were four revenue transactions in Europe that did not sell out of the Company’s distributor, as the Company had believed. There were two transactions totaling $0.2 million in the first quarter of fiscal 2003 and two transactions totaling $0.2 million in the second quarter of fiscal 2003. Since sales to distributors are recognized upon sell out by the distributor to resellers or end users, revenue for these transactions was reversed. Two of these transactions sold out of inventory in subsequent quarters and revenue was recognized, and the products for the other two transactions have been returned to the Company.

There were also two additional transactions in the first quarter of fiscal 2003 in the United States totaling $0.2 million where the terms of the original transaction were amended. The amendment requires that the Company recognize such revenue no earlier than receipt of payment, which occurred in the third quarter of fiscal 2003 for both transactions.

In addition, as part of the internal revenue investigation, the Company determined that there were two revenue transactions, for one customer, one in the first quarter and one in the second quarter of fiscal 2003, totaling $0.2 million, that should have been recorded when cash was received, as the customer’s ability to pay was not certain. As of March 31, 2004, $5,000 has been paid and recognized as revenue. For the remaining unpaid portion of these transactions revenue will be recognized upon receipt of cash.

As a result of the reversal of these revenues, there was also a reversal of the cost of goods sold, commission expense and cooperative (“COOP”) advertising expense associated with these revenues.

A summary of the significant effects of the restatements on previously reported condensed consolidated financial statements is as follows:

	Three Months Ended March 31, 2003 (Unaudited)
(In thousands, except per share data)	As Previously Reported *	Restated
License revenues	$3,607	$3,433
Cost of license revenues	85	82
Selling, general and administrative	3,811	3,740
Net loss	(710)	(810)

Loss per share:
Basic and diluted	$(0.09)	$(0.10)

*	Amounts as previously reported reflect reclassifications made to conform to current year presentation.

	Six Months Ended March 31, 2003 (Unaudited)
(In thousands, except per share data)	As Previously Reported *	Restated
License revenues	$6,609	$5,795
Cost of license revenues	154	138
Research and development	1,885	1,893
Selling, general and administrative	7,534	7,401
Net loss	(3,343)	(4,016)

Loss per share:
Basic and diluted	$(0.41)	$(0.49)

*	Amounts as previously reported reflect reclassifications made to conform to current year presentation.

The Company is in contact with the Securities & Exchange Commission in connection with an informal inquiry related to the events leading up to the Company’s restatement.

Note 3 - Recent Accounting Pronouncements

In January 2003 the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities” and a revised interpretation of FIN No. 46 (FIN No. 46-R”) in December 2003. FIN No. 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN No. 46-R was effective for the Company during the quarter ended March 31, 2004. The Company has no interest in variable interest entities, so the adoption of FIN No. 46-R had no effect on the Company’s financial position or results of operations.

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

In accordance with the interim disclosure provisions of SFAS No. 148, the pro forma effect on the Company’s net loss had compensation expense been recorded for the three and six months ended March 31, 2004 and 2003, respectively, as determined under the fair value method, is shown below:

	Three Months Ended March 31,		Six Months Ended March 31,
	2004	2003	2004	2003
	(In thousands, except per share data)
Net loss, as reported	$(3,679)	$(810)	$(6,429)	$(4,016)

Add: Stock-based employee compensation expense included in reported net loss	218	—	240	0

Less: Total stock-based employee compensation expense determined under fair value based method for all awards	(640)	(1,363)	(1,765)	(2,756)

Pro forma net loss	$(4,101)	$(2,173)	$(7,954)	$(6,772)

Net loss per share as reported
Basic and diluted	$(0.18)	$(0.10)	$(0.39)	$(0.49)

Pro forma net loss per share
Basic and diluted	$(0.20)	$(0.26)	$(0.48)	$(0.82)

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model. The principal determinants of option pricing are fair market value of the Company’s common stock at the date of grant, expected volatility, risk-free interest rate, expected option lives and dividend yields. Weighted average assumptions employed by the Company were: expected volatility of 105% for the three and six months ended March 31, 2004, 94% for the three and six months ended March 31, 2003, a risk-free interest rate of 2.88% and 2.97% for the three and six months ended March 31, 2004 and 2003, respectively and no dividend yield for both periods. In addition, the Company assumed an expected option life of four years for non-executive employees and five years for executive employees.

The fair value for the Employee Stock Purchase Plan rights was estimated on the date of grant using the Black-Scholes option-pricing model. The principal determinants of option pricing are fair market value of the Company’s common stock at the date of grant, expected volatility, risk-free interest rate, expected option lives and dividend yields. Weighted average assumptions employed by the Company were: expected volatility of 107% for the three and six months ended March 31, 2004, 94% for the three and six months ended March 31, 2003, a risk-free interest rate of 1.22% and 1.69% for the three and six months ended March 31, 2004 and 2003, respectively and no dividend yield for both periods. In addition, for the three and six months ended March 31, 2004 and 2003, the Company assumed an expected option life of one year and six months, respectively.

Note 4 - Earnings Per Share Disclosures

Basic and diluted loss per share (“EPS”) were calculated as follows for the three and six months ended March 31, 2004 and 2003 (in thousands, except per share data):

	Three Months Ended March 31,		Six Months Ended March 31,
	2004	2003	2004	2003
Basic:
Net loss	$(3,679)	$(810)	$(6,429)	$(4,016)

Weighted average shares	20,232	8,240	16,440	8,223

Loss per share	$(0.18)	$(0.10)	$(0.39)	$(0.49)

Diluted:
Net loss	$(3,679)	$(810)	$(6,429)	$(4,016)

Weighted average shares	20,232	8,240	16,440	8,223
Common equivalent shares from stock options and warrants	—	—	—	—

Shares used in per share calculation	20,232	8,240	16,440	8,223

Loss per share	$(0.18)	$(0.10)	$(0.39)	$(0.49)

Options and warrants outstanding, not included in computation of diluted EPS because the exercise price was greater than the average market price.	1,198	2,947	2,891	2,839

Options outstanding, not included in computation of diluted EPS because their inclusion would have an anti-dilutive effect due to net loss during the period.	3,000	368	2,417	504

Note 5 – Accrued Restructuring Charges

Fiscal 2004

During the first quarter of fiscal 2004, the Company reduced the number of European countries in which it had a legal presence resulting in the implementation of a restructuring which reduced the existing workforce by one employee. This reduction eliminated the Company’s presence in one European country. The Company recorded a charge of $19,000 for this restructuring for severance payments.

Fiscal 2004 First Quarter Restructuring Accrual

(In Thousands)	Reduction in Force	Total
Restructuring charge accrued	$19	$19
Payments/utilization of the accrual	(15)	(15)

Accrual at December 31, 2003	4	4

Payments/utilization of the accrual	(4)	(4)

Accrual at March 31, 2004	$—	$—

Fiscal 2003

On July 24, 2003, the Company announced a restructuring plan, which resulted in a charge of $0.4 million. The Company reduced its spending levels to align its operating expenses with the Company’s lower than expected revenues. The restructuring included a reduction in staffing of 23 employees, and the disposal of fixed assets.

The expense included a severance charge of $0.4 million for the elimination of 12 positions in the United States and 11 positions in the United Kingdom. The reductions in force affected the product development, support, sales, marketing and general and administrative functions of the Company. There was also a charge of $6,508 for the disposal of fixed assets. As of March 31, 2004, all 23 positions had been eliminated.

Fiscal 2003 Fourth Quarter Restructuring Accrual

(In Thousands)	Reduction in Force	Disposal of Fixed Assets	Total
Restructuring charge accrued	$442	$6	$448
Payments/utilization of the accrual	(393)	(6)	(399)

Accrual at September 30, 2003	49	—	49

Payments/utilization of the accrual	(24)	—	(24)

Accrual at December 31, 2003	25	—	25

Payments/utilization of the accrual	(17)	—	(17)
Provision Adjustment	(8)	—	(8)

Accrual at March 31, 2004	$—	$—	$—

On June 5, 2003, the Company announced a restructuring plan, which resulted in a charge of $0.2 million. Also, on June 5, 2003 the Company acquired New Moon Systems, Inc. (“New Moon”). In order to keep spending levels flat with pre-acquisition levels, the Company assessed the overall resource requirements for the combined business and reduced infrastructure accordingly.

The entire restructuring charge of $0.2 million was for severance, related to the elimination of 12 positions. The positions eliminated were 9 in the US, 2 in the UK and 1 in Germany. The reductions in work force affected the product development, sales, marketing and general and administrative functions of the Company. As of September 30, 2003, all 12 positions had been eliminated.

Fiscal 2003 Third Quarter Restructuring Accrual

(In Thousands)	Reduction in Force	Total
Restructuring charge accrued	$153	$153
Payments/utilization of the accrual	(57)	(57)

Accrual at June 30, 2003	96	96

Payments/utilization of the accrual	(95)	(95)
Provision Adjustment	(1)	(1)

Accrual at September 30, 2003 and March 31, 2004	$—	$—

During the first quarter of fiscal 2003, the Company announced a restructuring plan, which resulted in a charge of $1.1 million. The Company reduced its spending levels to align its operating expenses with the Company’s continued lower than expected revenues.

A severance charge of $0.8 million included the elimination of 10 positions in the United States, 13 positions in the United Kingdom, and 2 positions in Italy. The reductions in work force affected the product development, sales, marketing and general and administrative functions of the Company. As of June 30, 2003, all 25 positions had been eliminated.

A facilities charge of $0.3 million was related to space the Company vacated at two locations in the U.K. This included a non-cash charge of $89,000 related to the write-off of leasehold improvements at the two vacated facilities.

The Company completed all of the cost reduction actions initiated in the first quarter of fiscal year 2003 during the fiscal year. Liabilities remain for lease obligations on one facility in the U.K. The lease for this facility expires at the end of the second quarter of fiscal 2004.

Fiscal 2003 First Quarter Restructuring Accrual

(In Thousands)	Reduction in Force	Facilities	Disposal of Fixed Assets	Total
Restructuring charge accrued	$820	$238	$89	$1,147
Payments/utilization of the accrual	(408)	(24)	(89)	(521)

Accrual at December 31, 2002	412	214	—	626

Payments/utilization of the accrual	(240)	(74)	—	(314)

Accrual at March 31, 2003	172	140	—	312

Payments/utilization of the accrual	(113)	(33)	—	(146)
Provision Adjustment	(59)	—	—	(59)

Accrual at June 30, 2003	—	107	—	107

Payments/utilization of the accrual	—	(34)	—	(34)

Accrual at September 30, 2003	—	73	—	73

Payments/utilization of the accrual	—	(23)	—	(23)

Accrual at December 31, 2003	—	50	—	50

Payments/utilization of the accrual	—	(25)	—	(25)

Accrual at March 31, 2004	$—	$25	$—	$25

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

Fiscal 2002 First Quarter Restructuring Accrual

(In Thousands)	Facilities	Total
Accrual at September 30, 2002	$750	$750

Payments/utilization of the accrual	(157)	(157)

Accrual at December 31, 2002	593	593

Payments/utilization of the accrual	(140)	(140)

Accrual at March 31, 2003	453	453

Payments/utilization of the accrual	(158)	(158)

Accrual at June 30, 2003	295	295

Payments/utilization of the accrual	(135)	(135)
Provision Adjustment	485	485

Accrual at September 30, 2003	645	645

Payments/utilization of the accrual	(158)	(158)

Accrual at December 31, 2003	487	487

Payments/utilization of the accrual	(142)	(142)

Accrual at March 31, 2004	$345	$345

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

Fiscal 2001 Fourth Quarter Restructuring Accrual

(In Thousands)	Facilities	Total
Accrual at September 30, 2002	$15	$15

Payments/utilization of the accrual	(1)	(1)

Accrual at December 31, 2002	14	14

Payments/utilization of the accrual	(9)	(9)

Accrual at March 31, 2003	5	5

Payments/utilization of the accrual	(3)	(3)

Accrual at June 30, 2003	2	2

Payments/utilization of the accrual	(10)	(10)
Provision Adjustment	8	8

Accrual at September 30, 2003 and March 31, 2004	$—	$—

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

Fiscal 2001 Second Quarter Restructuring Accrual

(In Thousands)	Facilities	Total
Accrual at September 30, 2002	$106	$106

Payments/utilization of the accrual	(22)	(22)

Accrual at December 31, 2002	84	84

Payments/utilization of the accrual	(20)	(20)

Accrual at March 31, 2003	64	64

Payments/utilization of the accrual	(22)	(22)

Accrual at June 30, 2003	42	42

Payments/utilization of the accrual	(19)	(19)
Provision Adjustment	64	64

Accrual at September 30, 2003	87	87

Payments/utilization of the accrual	(22)	(22)

Accrual at December 31, 2003	65	65

Payments/utilization of the accrual	(19)	(19)

Accrual at March 31, 2004	$46	$46

Note 6 - Industry and Geographic Segment Information

The following table presents information on revenue and long-lived assets by geography. Revenue is allocated based on the location from which the sale is satisfied and long-lived asset information is based on the physical location of the asset.

	Three Months Ended March 31,		Six Months Ended March 31,
	2004	2003	2004	2003
	(In thousands)		(In thousands)
Net revenues:
United States	$1,357	$2,292	$2,635	$3,255
Canada and Latin America	365	220	685	397
Europe, Middle East, India and Africa	1,072	1,387	2,606	2,573
Asia Pacific	343	333	679	935
Corporate adjustments	—	(2)	—	15

Total net revenues	$3,137	$4,230	$6,605	$7,175

	March 31, 2004	September 30, 2003
	(In thousands)
Long-lived assets:
United States	$4,467	$4,381
Europe, Middle East, India and Africa	327	349

Total long-lived assets	$4,794	$4,730

Note 7 - Investments

Available-for-sale equity securities

At March 31, 2004, the Company held 505,767 shares of Rainmaker stock. The Company accounts for this investment as available-for-sale, and accordingly, records it at fair market value based on quoted market prices. Any unrealized gains or losses are included as part of accumulated other comprehensive income. The fair market value of the investment at March 31, 2004 was $1.4 million and the cost was $0.2 million, resulting in an unrealized gain of $1.2 million. Rainmaker’s common stock is traded on the Nasdaq under the symbol “RMKR”.

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

Note 9 – Business Combinations

Acquisition of New Moon Systems, Inc.

On June 5, 2003, Tarantella completed the acquisition of New Moon Systems, Inc., a privately held California corporation (“New Moon”) pursuant to an Agreement and Plan of Reorganization (the “Agreement”), dated May 29, 2003. New Moon, headquartered in San Jose, CA, develops software to simply and cost-effectively manage and deploy Windows-based applications to end-user desktops in small and medium-sized businesses, as well as enterprise departmental customers. New Moon Canaveral ™ iQ from Tarantella ® (“Canaveral iQ”) extends the capabilities of Microsoft’s Windows Terminal Services and answers the demand for a simple and intelligent means of centrally managing remote applications.

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

The residual purchase price of $2.4 million was recorded as goodwill. Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, goodwill relating to the New Moon acquisition is not being amortized and will be carried at cost and tested for impairment annually and whenever events indicate that an impairment may have occurred. As of March 31, 2004, the Company has incurred acquisition costs of $331,000.

Acquisition of Caststream, Inc.

On March 29, 2004, the Company entered into a Stock Exchange Agreement with Caststream, Inc. (“Caststream”). Pursuant to the terms of the agreement, the Company acquired all of the capital stock of Caststream in exchange for 100,000 shares of the Company’s common stock and warrants for 100,000 shares of common stock. The Company also assumed certain liabilities of Caststream of approximately $40,000. The transaction was considered a related party transaction because two of the Caststream shareholders were hired in December 2003 as the Company’s Vice President of Corporate Development and Vice President of Corporate Marketing. In addition, the Company hired three other Caststream shareholders in December 2003 in various marketing and technical positions. The Company’s Audit Committee and the Board of Directors approved the transaction.

The acquisition has been accounted for as a purchase of assets by the Company for financial reporting purposes. Beginning March 30, 2004, the results of Caststream are being included in the Company’s consolidated financial statements. The purchase price has been allocated based on the fair value of the assets acquired and the liabilities assumed. Pursuant to the Emerging Issues Task Force’s Issue No. 98-3, “Determining Whether a Non-monetary Transaction Involves the Receipt of Productive Assets or of a Business”, Caststream does not meet the criteria necessary to qualify as a business. Therefore, the Company’s acquisition of Caststream does not qualify as a business combination under Statement of Financial Accounting Standards No. 141, “Business Combinations”, and no goodwill resulted from recording the transaction. Identified intangible assets with finite lives will be amortized over their respective estimated useful life. The Company is required to review long-lived assets on at least an annual basis. To the extent the value of the long-lived assets are impaired, the Company will be required to record the impairment charge. The fair market value of the Company’s stock and stock warrants, issued net of liabilities assumed exceeds the fair market value of the acquired assets based upon an independent, third party appraisal. This excess value has been charged to operations upon the close of the merger as compensation expense.

The total purchase price for Caststream is $432,000 as follows (in thousands):

Fair value of Tarantella common stock	$227
Fair value of Tarantella common stock warrants	150
Liabilities assumed	40
Acquisition costs	15

Total consideration	$432

The allocation of the purchase price is based upon an independent, third-party appraisal and management’s estimates as follows (in thousands):

Technology	$304
Compensation expense	124
Computer equipment	4

Total purchase price allocation	$432

Note 10 – Acquired Intangibles Assets, Net

	Gross Carrying Amount	Estimated Useful Lives	Accumulated Amortization	Intangible Assets, Net
	(In thousands)	(In years)	(In thousands)
Amortized intangible assets
Technology	$804	3	$139	$665
Patents	700	3	194	506
Trademarks	200	3	56	144
Other	20	3	5	15

Total	$1,724		$394	$1,330

Aggregate amortization expense:

For six months ended March 31, 2003	$—

For six months ended March 31, 2004	$237

Estimated remaining amortization expense:

For remaining six months ending September 30, 2004	$287

For year ending September 30, 2005	575

For year ending September 30, 2006	417

For year ending September 30, 2007	51

	$1,330

Note 11 – Private Placement Financing

On September 30, 2003, the Company completed a private placement of common stock and warrants to Special Situations Technology Funds and Vertical Ventures resulting in gross proceeds to the Company of approximately $2,254,200 for which the Company paid fees of $155,345. The Company issued 1,950,000 shares of common stock at a price of $1.156 per share and warrants to purchase 1,950,000 shares of common stock at $1.395 per share. The warrants have a value of $895,592, based on the relative fair value using a Black-Scholes calculation, using a volatility of 100%, an annual dividend of zero and a discount rate of 2.63%. The Company can require the warrant holders to exercise one-third of the warrants provided the shares issuable thereunder are registered with the SEC and the share price equals or exceeds $1.674 for a period of twenty consecutive trading days. In addition, the Company can redeem up to two-thirds of the warrants or all of the warrants for $0.01 per share should the closing bid price of the shares reach the target prices of $2.232 and $2.790, respectively. The warrant holders may exercise the warrants prior to redemption. The warrants expire on September 30, 2008. If the warrants are fully exercised, the Company would receive additional gross proceeds of approximately $2,700,000. The Company has agreed to register the shares of common stock issued to the investors as well as the shares issuable upon exercise of the warrants. If the shares and warrants are not registered in a timely manner, the Company will be obligated to pay damages for the delay, in an amount equal to one-percent per month of the aggregate amount invested, until registered.

On December 26, 2003, the Company completed a private placement of common stock and warrants to Special Situations Technology Funds, Starlight Technology Partners LLC, an investment group in which the President of the Company acts as Managing Director and the Company’s Vice President of OEM sales is an investor, and an additional private investor, resulting in gross proceeds to the Company of approximately $2,750,000. In connection with the financing, we paid placement fees in the amount of $91,250 and issued 140,000 shares of common stock. The Company issued 2,750,000 shares of common stock at a price of $1.00 per share and warrants to purchase 550,000 shares of common stock at $1.39 per share. The warrants have a value of $310,624 based on the relative fair value using a Black-Scholes calculation, using a volatility of 100%, an annual dividend of zero and a discount rate of 3.20%. The warrants expire on December 11, 2008. If the warrants are fully exercised, the Company would receive additional gross proceeds of $764,500. The Company has agreed to register the shares of common stock issued to the investors as well as the shares issuable upon exercise of the warrants.

On February 23, 2004, the Company completed a private placement of common stock and warrants to various investors. In the private placement, the investors purchased 11,678,580 shares of Tarantella common stock at a price of $1.40 per share. The investors also acquired warrants to purchase up to an additional 2,335,714 shares at an exercise price of $1.70 per share for gross proceeds of $16,350,000. The warrants are exercisable for five years. If the warrants are fully exercised, the Company would receive additional gross proceeds of approximately $3,970,714. The Company also has agreed to register the shares of common stock issued to the investors as well as the shares issuable upon exercise of the warrants for resale. In connection with the financing, the Company incurred fees in the amount of $1,198,000, which included private placement, legal and accounting fees, and issued warrants to purchase 322,500 shares at $1.70 per share. The warrants have lives of five years. On March 29, 2004, the Company completed an agreement pursuant to which it issued 140,000 shares in lieu of payment of a finders fee for the December 2003 private placement.

Note 12 – Indemnification and Warranties

Indemnification

The Company licenses its software and services pursuant to a software license agreement, in which the Company agrees to indemnify, hold harmless and defend the customer against damages arising out of claims filed by third parties that the Company’s products infringe any copyright or other intellectual property right. The term of the indemnification is generally perpetual, limited by applicable statutes of limitations. The license agreement generally limits the scope of the remedies for such indemnification obligation, including but not limited to certain product usage limitations and the right to replace an infringing product or modify it to make it non-infringing. If the Company cannot address the infringement by replacing or repairing the product, the Company is allowed to cancel the license and return the fees paid by the customer. The Company has never incurred expense under such indemnification provisions. The Company believes that the exposure from these indemnification agreements is minimal.

As permitted under California law, the Company has agreements whereby it indemnifies its officers and directors for certain events while the officer or director is, or was serving at the Company’s request in such capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a Director’s and Officer’s insurance policy that limits the Company’s exposure and enables it to recover at least a portion of any future amounts paid. As a result of its insurance policy coverage, the Company believes that the exposure from indemnification agreements is minimal.

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

Note 13 – Subsequent Events

Operating Lease Surrender

On April 15, 2004 the Company signed an Agreement to Surrender (“Agreement”) its property lease in Leeds, UK. The Agreement has a completion date of July 12, 2004, upon which date the lease agreement shall terminate, provided the conditions stated in the Agreement to Surrender have been met. The conditions include a payment of $28,000 to the landlord for dilapidations and repairs to be made to the property, and payment of all lease amounts owed up to and including July 12, 2004. The termination of this lease will reduce the total future operating lease commitment, net of sublease income, by $9.3 million. After the termination of this lease, which extended to 2020, the Company’s various remaining operating lease commitments will extend to 2007.

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

Restatement

Subsequent to the issuance of the Company’s condensed consolidated financial statements for the three and six months ended March 31, 2003 the Company’s management determined that the accounting treatment initially afforded to certain transactions was not correct. As a result, the accompanying condensed consolidated financial statements for the quarter and the six months ended March 31, 2003 have been restated.

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

Software revenue is recognized using the residual method. Under the residual method revenue is recognized if vendor-specific objective evidence of fair value exists for all the undelivered elements in an arrangement. Vendor-specific objective evidence of fair value is based on the price when the element is sold separately or, if not sold separately, is established by management. Vendor specific objective evidence of the fair value of maintenance for license agreements is based on stated renewed rates, and for contracts that do not include stated renewal rates, are determined by reference to the price paid by the Company’s customers when maintenance is sold separately. Past history has shown that the rate the Company charges for maintenance on license agreements with a stated renewal rate is similar to the rate the Company charges for maintenance on license agreements without a stated renewal rate.

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

Allowance for Doubtful Accounts

Payments from customers are continuously monitored and allowances are maintained for doubtful accounts for estimated losses resulting from the inability of customers to make required payments. When evaluating the adequacy of allowances for doubtful accounts, various factors are taken into account, including accounts receivable aging, customer credit-worthiness, historical bad debts, and geographic and political risk. If the financial condition of customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. As of March 31, 2004, the Company’s net accounts receivable balance was $3.2 million.

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

Goodwill and Other Intangible Assets

Intangible assets have been recorded in connection with the acquisition of New Moon and with the acquisition of Caststream. The cost of the New Moon acquisition was allocated to the assets and liabilities acquired, including identifiable intangible assets, with the remaining amount being classified as goodwill. The cost of the Caststream acquisition was allocated to the assets and liabilities acquired, including identifiable intangible assets, with excess value charged to operations as compensation expense. Certain identifiable intangible assets such as purchased technology and customer lists are amortized to operating expense over time. Under current accounting guidelines adopted on July 1, 2002, goodwill will not be amortized to expense but rather periodically assessed for impairment. Accordingly, the allocation of the acquisition cost to identifiable intangible assets and goodwill has a significant impact on our future operating results. The allocation process requires extensive use of estimates and assumptions, including estimates of future cash flows expected to be generated by the acquired assets. Furthermore, when impairment indicators are identified with respect to previously recorded intangible assets, the values of the assets are determined using valuation techniques that require significant management judgment. Should conditions be different than management’s current assessment, material write-downs of intangible assets may be required. The Company will perform the annual goodwill impairment test as of July 1, 2004 to determine if there is any goodwill impairment. Under SFAS 142, goodwill and intangible assets of a reporting unit shall be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Company believes that there has been no event as of March 31, 2004, that reduced the fair value of our reporting unit below the goodwill and intangible assets carrying amounts. The Company will perform evaluations more frequently if business conditions indicate an assessment in an interim period is warranted. The Company will periodically review the estimated remaining useful lives of other intangible assets. A reduction in estimate of remaining useful lives could result in increased amortization expense in future periods.

De-Listing Status

On October 20, 2003, the Company announced that it had received notification from the Nasdaq Listing Qualifications Panel that the Company’s stock would discontinue trading on the Nasdaq SmallCap Market effective with the open of business on Tuesday, October 21, 2003.

This action followed Tarantella’s appeal to Nasdaq for a listing extension after not meeting the stated time requirements to file SEC Form 10-Q for the Company’s third fiscal quarter of fiscal 2003. The Nasdaq Panel determination to delist the Company’s stock was based on the Company’s filing delinquency, public interest concerns, and the nature of the ongoing internal revenue investigation. On December 8, 2003, the Company filed an appeal to reverse that portion of the Nasdaq Panel’s decision relating to its public interest concerns. On February 27, 2004, the Nasdaq advised the Company that its appeal had been denied.

Tarantella’s common stock is currently quoted on the OTC Pink Sheets. The Company’s trading symbol has changed to TTLA.PK. Now that the Company has regained compliance with the periodic reporting requirements of the 1934 Exchange Act, it will attempt to meet the listing requirements for the Nasdaq SmallCap Market, however some requirements such as minimum bid price and market capitalization are outside of the Company’s control.

Results of Operations

The Company’s net revenues are derived from software licenses and fees for services.

Net revenues for the three months ended March 31, 2004 decreased by 26% to $3.1 million from $4.2 million in the same period in fiscal 2003. Net revenues for the six months ended March 31, 2004 decreased by 8% to $6.6 million from $7.2 million in the same period of fiscal 2003. The decrease in revenue performance year to date, broken out geographically, was due primarily to a $0.6 million decrease in United States and $0.3 million decrease in Asia. The decrease in net revenues was mainly due to a reduction in license revenue caused by fewer licenses being sold.

License revenues for the three months ended March 31, 2004 were $2.2 million compared to $3.4 million in the same quarter of fiscal 2003, a decrease of 37% from the prior year. License revenues for the six months ended March 31, 2004 were $4.5 million compared to $5.8 million for the same period of fiscal 2003, a decrease of 22% from the prior year. The decrease in year to date revenues is attributed to the reduction in the number of licenses sold.

Service revenues increased to $1.0 million for the three months ended March 31, 2004, from $0.8 million in the same period in fiscal 2003, an increase of 23%. Service revenues were 31% of the total revenue for the second fiscal quarter of 2004, compared to 19% for the same period in the prior year. Service revenues increased to $2.1 million for the six months ended March 31, 2004, from $1.4 million in the same period in fiscal 2003, an increase of 51%. Service revenues were 31% of the total revenue for the first six months of 2004, compared to 19% for the same period in the prior year. The increase in service revenues is the result of an increased percentage of customers purchasing service contracts with new product purchases, as well as an increase in the renewal rate.

International revenues were 57% of total revenues for the second quarter of fiscal 2004 and 46% for the same period in the prior year. For the six months ended March 31, 2004, international revenues were 60%, compared to 55% for the same period in the prior year.

Costs and Expenses

Cost of license revenues for the three months ended March 31, 2004 increased by 146% to $0.2 million from $0.1 million in the same period of fiscal 2003. For the six months ended March 31, 2004, cost of license revenues increased by 168% to $0.4 million from $0.1 million in the same period of fiscal 2003. Cost of license revenues increased because of the cost of amortization for technology acquired from New Moon. The amortization expense for the three and six months ended March 31, 2004 was $.1 million and $.2 million, respectively. The first six months of fiscal 2003 did not include any amortization for New Moon technology since the acquisition occurred during the third quarter of fiscal 2003.

Cost of service revenues for the three months ended March 31, 2004 increased by 35% to $0.4 million from $0.3 million in the same period of fiscal 2003. Cost of service revenues for the six months ended March 31, 2004 increased by 32% to $0.7 million from $0.5 million in the same period of fiscal 2003. Cost of service revenues increased as a percentage of service revenue, decreasing service gross margin from 63% in the second quarter of fiscal 2003, to 60% in the second quarter of fiscal 2004. Service gross margin increased to 65% for the six months ended March 31, 2004, from 60% for the same period of fiscal 2003. The improvement in the services gross margin for the six months ended March 31, 2004 is a result of higher revenue partially offset by higher personnel cost in the second quarter of 2004.

Total cost of revenues as a percentage of net revenues increased to 19% in the second quarter of fiscal 2004 from 9% for the same period in fiscal 2003. For the six months ended March 31, 2004, cost of revenues as a percentage of net revenues increased to 17% from 10% for the same period in fiscal 2003. Cost of revenues as a percentage of net revenue increased due primarily to the cost of amortization for technology acquired from New Moon. The first six months of fiscal 2003 did not include any amortization for New Moon technology since the acquisition occurred during the third quarter of fiscal 2003.

Research and development expenses increased 33% to $1.2 million in the second quarter of fiscal 2004 from $.9 million in the comparable quarter of fiscal 2003, and as a percentage of net revenues were 38% and 21%, respectively. For the six months ended March 31, 2004 research and development expenses increased 14% to $2.2 from $1.9 million in the comparable period of fiscal 2003, and as a percentage of net revenues were 33% and 26%, respectively. The increase in research and development expenses can be attributed primarily to additional head count in India, one-time start-up costs for the Company’s new India development center, and increased travel costs, partially offset by reduction in headcount in the UK development center.

Selling, general and administrative expenses increased 30% to $4.9 million in the second quarter of fiscal 2004 from $3.7 million in the comparable quarter of the prior year. For the six months ended March 31, 2004, selling, general and administrative expenses increased 28% to $9.5 from $7.4 million in the comparable period of fiscal 2003. The significant increase in expenses is due mainly to an increase of $0.9 million in audit and legal fees related to the internal revenue investigation. There was also an increase in commission expense due to payments made for a large professional services transaction which was recorded in the second quarter of fiscal 2004, with revenue to be taken over three years. Selling, general and administrative expenses as a percentage of net revenues were 155% in the second quarter of fiscal 2004 and 88% in the same period in fiscal 2003. For the six months ended March 31, 2004, selling, general and administrative expenses were 143% of net revenues compared to 103% in the same period of fiscal 2003.

There was a provision adjustment to the restructuring accrual of $8,000 in the second quarter of fiscal 2004 because the actual restructuring charges were lower than originally estimated. In the second quarter of fiscal 2003 there was no restructuring charge. For the six months ended March 31, 2004 there was a restructuring charge of $11,000. For the six months ended March 31, 2003, restructuring charges were $1.1 million for a restructuring plan that was initiated in the first quarter of fiscal 2003. The Company cannot assure that its current estimates of costs associated with these restructuring actions will not change during the implementation period.

Interest income, net was $2,000 for the second quarter of fiscal 2004 and $14,000 for the same period in fiscal 2003. For the six months ended March 31, 2004, interest expense, net was $5,000 as compared to interest income, net of $46,000 for the same period in fiscal 2003. The decrease in interest income, net reflects the lower average cash balances held for the quarter and the six month period ended March 31, 2004. Interest income was also lower due to a lower average interest rate for the period. In the second quarter of fiscal 2004, the interest rate was approximately 0 .9%. In the second quarter of fiscal 2003, the interest rate was approximately 1.2%.

Other expense, net was $61,000 in the second quarter of fiscal 2004, compared to other income, net of $63,000 for the same period of fiscal 2003. For the six months ended March 31, 2004, other expense, net was $111,000 compared to other income, net of $49,000 for the same period in fiscal 2003.

Income tax provision was $0.1 million for the second quarter of fiscal 2004 and 2003. For the six months ended March 31, 2004 and 2003 the income tax provision was $0.2 million. The tax provision for the three and six months ended March 31, 2004 and 2003, reflects foreign taxes payable.

Net loss for the second quarter of fiscal 2004 was $3.7 million compared to net loss of $.8 million for the same quarter of fiscal 2003. For the six months ended March 31, 2004, net loss was $6.4 million compared to $4.0 million for the same period of fiscal 2003. The increase in net loss is primarily due to lower revenues and higher operating expenses.

Liquidity and Capital Resources

The Company has financed its operations through private offerings of the Company’s common stock and bank borrowings. As of March 31, 2004, the Company’s principal source of liquidity included cash and cash equivalents of $16.6 million, representing 62% of total assets. During the second quarter of fiscal 2004, the Company closed its available bank line of credit under which the Company had no outstanding borrowings. The increase in cash and short-term investments of $13.4 million in the first six months of fiscal 2004 is due to the completion of two private placements of common stock and warrants which resulted in net proceeds to the Company of approximately $17.8 million. The increase in cash from the proceeds from the private placement was partially offset by cash used for operating activities of $3.8 million and a reduction in borrowings on the line of credit of $0.3 million.

The Company’s operating activities used cash of $3.8 million during the first six months of fiscal 2004, compared to $5.3 million used for operating activities in the first six months of fiscal 2003. The decrease in the cash used for operating activities is due primarily to the net loss offset by an increase in deferred revenues. Cash used in investing activities was $192,000 in the first six months of fiscal 2004 compared to $134,000 in the first six months of fiscal 2003. Cash provided by financing activities was $17.5 million in the first six months of fiscal 2004 compared with $32,000 for the same six months of fiscal 2003. Cash provided by financing activities in the first six months of fiscal 2004 includes proceeds from two private placements of $17.8 million, net of expenses, partially offset by a reduction of borrowing on the line of credit of $0.3 million.

The Company’s days sales outstanding (DSO) at March 31, 2004 was 92, a decrease of 6 days from 98 days at March 31, 2003. DSO decreased because the accounts receivable over 60 days decreased from $0.3 million to $0.1 million.

On December 26, 2003, the Company completed a private placement of common stock and warrants to the following investors: Special Situations Technology Funds, Starlight Technology Partners LLC, an investment group in which Mr. Wilde acts as Managing Director, and an additional private investor, resulting in gross proceeds to the Company of approximately $2,750,000. In connection with the financing, the Company paid placement fees in the amount of $232,303.

On February 23, 2004, the Company announced the completion of a second private placement of common stock and warrants to various investors. In the private placement, the investors purchased 11,678,580 shares of Tarantella common stock at a price of $1.40 per share for gross proceeds of $16,350,000. The investors also acquired warrants to purchase up to an additional 2,335,714 shares at an exercise price of $1.70 per share. The warrants are exercisable for five years. If the warrants are fully exercised, the Company would receive additional gross proceeds of approximately $3,970,714. The Company also has agreed to register the shares of common stock issued to the investors as well as the shares issuable upon exercise of the warrants for resale once the Company has complied with its reporting obligations under the Securities Exchange Act of 1934, as amended. In connection with the financing, the Company incurred fees in the amount of $1,198,000, which included private placement, legal and accounting fees, and issued warrants to purchase 322,500 shares at $1.70 per share. The warrants have lives of five years.

The Company has capital lease commitments of $32,000 in fiscal 2004. There are no capital lease commitments beyond fiscal 2004. At March 31, 2004, the Company had operating lease commitments of $1.4 million for fiscal 2004 and the Company’s various operating lease commitments extended to 2020. On April 15, 2004 the Company signed an Agreement to surrender the property in Leeds, UK, which reduced the Company’s operating commitments to $1.3 million for fiscal 2004. The Company’s various remaining operating lease commitments now extend to 2007.

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

The Company depends on information received from its distribution partners in evaluating the inventory levels at distribution partners in the determination of reserves for the return of materials not sold, stock rotation and price protection. Significant effort has gone into developing systems and procedures for determining the appropriate reserve level. In the event information is not received timely or accurately, the Company’s ability to monitor the inventory levels will be affected and may negatively impact the Company’s business.

The Company’s business depends upon its proprietary rights and there is a risk that such rights will be infringed.

The Company attempts to protect its software with a combination of patent, copyright, trademark, and trade secret protection, employee and third party nondisclosure agreements, license agreements, and other methods of protection. Despite these precautions, it may be possible for unauthorized third parties to copy certain portions of the Company’s products or reverse engineer or obtain and use information the Company regards as proprietary. While the Company’s competitive position may be affected by its ability to protect its intellectual property rights, the Company believes that trademark and copyright protections are less significant to the Company’s success than other factors, such as the knowledge, ability, and experience of the Company’s personnel, name recognition, and ongoing product development and support. Further, certain provisions of the Company’s licenses, including provisions protecting against unauthorized use, copying, transfer, and disclosure of the licensed product, may be unenforceable under the laws of certain jurisdictions. In addition, the laws of some foreign countries do not protect the Company’s intellectual property rights to the same extent as do the laws of the U.S.

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

Any inability to hire, retain or integrate key personnel will impact our business

The Company relies heavily on the contributions of its senior management and other key management and technical personnel. The competition for such employees is extremely intense, particularly in the technology-centric regions where we operate. The Company may not be able to hire, retain and integrate such key personnel. The loss of any individual member of the Company’s management team or other key employees may create disruptions in its business. In fact, most of the Company’s senior management team, including:

•	Francis E. Wilde, its Chief Executive Officer (CEO), President and a Director;

•	John M. Greeley, its Chief Financial Officer;

•	Gregory Quinn, its Vice President North American Operations and Strategic Alliances;

•	Stephen Bannerman, its Vice President Corporate Marketing;

•	E. Joseph Vitetta, Jr., its Vice President Corporate Development;

•	Joseph Makoid, its Vice President OEM Sales; and

•	Thomas P. Rhodes, its Vice President-General Counsel

joined the Company recently between December 2003 and January 2004. The Company’s ability to integrate and retain these members of its management team and other employees it hires is crucial to its success. If the Company fails to do so or if it experiences further changes in its management team, its business may be adversely affected.

Furthermore, the Company has historically used stock options and other forms of equity-related compensation as a key component to its employee compensation program in order to align employees’ interests with the interests of shareholders, encourage employee retention, and provide competitive compensation packages. In recent periods, a majority of the Company’s employee stock options have had exercise prices in excess of its stock price, which may affect its ability to retain or attract present and prospective employees. In addition, the Financial Accounting Standards Board and other agencies have proposed, and are currently considering, changes to United States generally accepted accounting principles that would require the Company and other companies to record a charge to earnings for employee stock option grants and other equity incentives. These and other developments in the provision of equity compensation to employees could make it more difficult to attract, retain and motivate employees and result in additional expenses to the Company.

The Company may never achieve profitability in the future.

Following the divestiture of its server software and professional services divisions in May 2001, the Company has not achieved profitability, and may never generate sufficient revenues to achieve profitability. As of March 31, 2004 the Company had an accumulated deficit of approximately $131,263,000. Many of the Company’s operating expenses are relatively fixed in nature, particularly in the short term, and it expects to continue to incur significant operating expenses in connection with the expansion of its sales and marketing efforts. The Company also expects to incur noncash charges relating to amortization of intangibles related to past acquisitions. The Company must therefore generate revenues sufficient to offset these increased expenses in order for it to become profitable. The Company cannot guarantee that it will successfully generate sufficient revenues or that it will ever achieve profitability. If it does achieve profitability, it may not be able to sustain it.

The outcome of SEC inquiry is uncertain.

The Company is in contact with the Securities and Exchange Commission in connection with an informal inquiry related to the events leading up to the Company’s restatement. The Company cannot predict the outcome of this inquiry.

If the Company is unable to effectively integrate and develop the operations of its recent acquisitions, its business may suffer.

The Company acquired New Moon Systems, Inc. in June 2003, and Caststream Inc. in March 2004. The Company is in the process of integrating the operations, certain employees, products and technology of both New Moon and Caststream into its business, and it faces various risks as a result of this acquisition including, but not limited to:

•	The ability to retain and motivate certain New Moon and Caststream employees;

•	The ability to retain and develop New Moon and Caststream customers;

•	The failure to integrate the technology, operations and certain members of the workforce of New Moon and Caststream with its business;

•	The failure to realize the potential financial or strategic benefits of the acquisitions;

•	The incurrence of substantial unanticipated integration costs;

•	The disruption of the Company’s ongoing business.

If the Company is not able to successfully integrate and develop the businesses of New Moon and Caststream, its business may be negatively affected in future periods, which may cause its stock price to decline. In addition, if the value of intangible assets and goodwill acquired becomes impaired, the Company will be required to write down the value of the assets, which would negatively affect its financial results. The Company may incur liabilities from New Moon or Caststream including liabilities for IP infringement or indemnification of New Moon’s or Caststream’s customers for similar claims, which could materially and adversely affect its business.

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

The Company has issued a significant number of shares of common stock in the past year, substantially diluting the Company’s outstanding common stock. A substantial portion of those shares may soon be eligible for sale on the open market, which may cause the trading price of the Company’s common stock to fluctuate or decline.

In connection with several transactions since June 2003, the Company has issued a substantial number of shares of its common stock and warrants to purchase shares of its common stock to investors and shareholders of acquired companies. While certain of the shares and warrants are subject to trading restrictions, the majority of them are not. Therefore, the Company has little control over the timing of any sales of shares by any of the selling shareholders. As a result, the market price of the Company’s common stock may fall if a large portion of those shares is sold in the public market. If the Company continues to issue shares of its common stock, further diluting the number of shares outstanding, this may cause the price of its common stock to decline.

The corporate actions of the Company are substantially controlled by principal shareholders.

The Company’s principal shareholders beneficially own approximately 50% of its outstanding common stock. These shareholders, if they acted together, could exert substantial control over matters requiring approval by the Company’s shareholders, including electing directors and approving mergers or other business combination transactions. This concentration of ownership may also influence the outcome of a change in control of the Company, which could deprive its shareholders of an opportunity to receive a premium for their stock as part of a sale of the Company and might reduce its stock price. These actions may be taken even if they are opposed by the Company’s other shareholders, including those who purchase shares in this offering.

The Company will incur increased costs as a result of being a public company subject to the Sarbanes-Oxley Act of 2002, as well as new rules implemented by the Securities Exchange Commission.

As a public company, the Company incurs significant legal, accounting and other expenses. In addition, the Sarbanes-Oxley Act of 2002, as well as new rules subsequently implemented by the Securities and Exchange Commission, have required changes in corporate governance practices of public companies. The Company expects these new rules and regulations to increase its legal and financial compliance costs and to make some activities more time-consuming and costly. For example, as a result of being a public company, the Company has created additional board committees and adopted policies regarding internal controls and disclosure controls and procedures. The Company is currently evaluating and monitoring developments with respect to these new rules, and cannot predict or estimate the amount of additional costs it may incur or the timing of such costs.

Recent Accounting Pronouncements

In January 2003 the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities” and a revised interpretation of FIN No. 46 (FIN No. 46-R”) in December 2003. FIN No. 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN No. 46-R was effective for the Company during the quarter ended March 31, 2004. The Company has no interest in variable interest entities, so the adoption of FIN No. 46-R had no effect on the Company’s financial position or results of operations.

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

Part II. Other Information

Item 1. Legal Proceedings

On August 28, 2003, a former Tarantella sales representative filed an action against Tarantella, Inc. and Tarantella International, Inc., a wholly owned subsidiary of Tarantella Inc., (collectively, “Tarantella”) in the California Superior Court in Santa Clara County, California. The complaint purports to state claims for breach of contract, negligent and intentional misrepresentation, fraud, and deceit. The complaint alleges that the plaintiff is owed commissions on certain sales of Tarantella products, and seeks an unspecified amount of damages, correction of the purported contract, prejudgment interest, punitive damages and costs. On September 25, 2003, Tarantella filed a response denying the claims and asserting affirmative defenses. The case is presently in the discovery stage.

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

Item 2. Changes in Securities and Use of Proceeds

On December 26, 2003, the Company completed a private placement of common stock and warrants resulting in gross proceeds to the Company of approximately $2,750,000. In connection with the financing, the Company paid fees in the amount of $232,303. In the private placement, the investors purchased 2,750,000 shares of Tarantella common stock at a price of $1.00 per share. The investors also acquired warrants to purchase up to an additional 550,000 shares at an exercise price of $1.39 per share. The warrants are exercisable for five years. The Company also has agreed to register the shares of common stock issued to the investors as well as the shares issuable upon exercise of the warrants for resale. In connection with the investment, the Company also amended its existing shareholder rights plan such that Special Situations shall be permitted to acquire up to 30% beneficial ownership of the outstanding stock of the Company without triggering the Company’s shareholder rights plan, provided that for purposes of determining Special Situations’ beneficial ownership, neither the warrants nor any future exercises of warrants will be considered.

On February 23, 2004, the Company announced the completion of a second private placement of common stock and warrants to various investors. In the private placement, the investors purchased 11,678,580 shares of Tarantella common stock at a price of $1.40 per share for gross proceeds of $16,350,000. The investors also acquired warrants to purchase up to an additional 2,335,714 shares at an exercise price of $1.70 per share. The warrants are exercisable for five years. If the warrants are fully exercised, the Company would receive additional gross proceeds of approximately $3,970,714. The Company also has agreed to register the shares of common stock issued to the investors as well as the shares issuable upon exercise of the warrants for resale. In connection with the financing, the Company incurred fees in the amount of $1,198,000 and issued warrants to purchase 322,500 shares at $1.70 per share.

Item 3. Defaults Upon Senior Securities

Not applicable

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable

Item 5. Other Information

Not applicable

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

10.37	Michels employment agreement

31.1	Certifications of Chief Executive Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certifications of Chief Financial Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer Pursuant To 18 U.S.C. Section 1350, as Adopted Pursuant To Section 906 Of the Sarbanes-Oxley Act of 2002

32.2	Certifications of Chief Financial Officer Pursuant To 18 U.S.C. Section 1350, as Adopted Pursuant To Section 906 Of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K

The Company filed the following Report on Form 8-K during the quarter ended March 31, 2004.

On March 8, 2004, Tarantella, Inc. filed a Report on Form 8-K reporting the results of operations for Tarantella’s third fiscal quarter for the period ended June 30, 2003 and for the fiscal year for the period ended September 30, 2003

On March 2, 2004, Tarantella, Inc. filed a Report on Form 8-K/A amending one of the exhibits that were filed on Form 8-K on February 23, 2004.

On February 24, 2004, Tarantella, Inc. filed a Report on Form 8-K/A amending the closing date of the transaction that was filed on Form 8-K on February 23, 2004.

On February 23, 2004, Tarantella, Inc. filed a Report on Form 8-K announcing that the Company has entered into two Purchase Agreements dated February 19, 2004, by and among Tarantella, Inc. and certain investors named therein (the “Agreements”). Pursuant to the Agreements, investors purchased 11,678,580 shares of the Company’s common stock at a purchase price of $1.40 per share. The transactions contemplated in the Agreements closed on February 20, 2004. The Agreements also include accompanying warrants to purchase up to an aggregate of 2,335,714 shares (twenty percent warrant coverage) at a price of $1.70 per share. The warrants are exercisable within five years. In addition, the Company announced additions to its management team.

On January 20, 2004, Tarantella, Inc. filed a Report on Form 8-K announcing that the Board of Directors of the Company had appointed John M. Greeley as the Chief Financial Officer of the Company, replacing Alok Mohan, Tarantella’s Chairman, who was acting CFO.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TARANTELLA, INC.

By:	/s/ JOHN M. GREELEY
John M. Greeley Vice President, Chief Financial Officer May 14, 2004

By:	/s/ ROBERT MORLEY
Robert Morley Vice President, Corporate Controller May 14, 2004