Form 10-K/A
period 2003-09-30
TARANTELLA INC
filed 2004-07-19
CIK 851560

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

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

In the quarter end June 30, 2003 and subsequently in August 2003, the Company identified several accounting inaccuracies and errors that significantly affected previously reported financial results. Under the direction of the Board of Directors, and primarily the Audit Committee, the Company completed a comprehensive analysis of accounting policies and practices and a restatement of previously reported financial results for the fiscal year end September 30, 2002, the three months ended December 31, 2002 and the six months ended March 31, 2003. See footnote 2 of the accompanying consolidated financial statements for a detailed description of the internal review and restatement of historical financial statements.

As a result of the internal review, the Company’s Chief Executive Officer and Chief Financial officer concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934) were not effective as of the evaluation date (September 30, 2003) or during the fiscal years ended September 2002 and 2003, and, as a result, the Company was not able to timely file all reports required to be filed by us pursuant to Section 15(d) of the Securities Exchange Act of 1934. The initial identification of material weaknesses in controls was made in June 2003 with additional weaknesses identified in August 2003. The weaknesses consisted of the following as of September 30, 2003:

•	verbal commitments and side letter arrangements for right of return and payment term extensions to customers by the Company’s sales force without management knowledge;

•	improper revenue accounting and reporting related to a barter arrangement;

•	failure to properly consider available information regarding likelihood of collection for a revenue transaction in accounting and reporting for such revenue transaction; and

•	revenue improperly recognized on various product sales to distributors

However, as described in Section 9b below, the Company implemented actions and modifications to disclosure controls and procedures in an effort to correct the deficiencies and weaknesses. The Company’s disclosure controls and procedures are designed with the objective of ensuring that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Based on this evaluation, as of December 31, 2003, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective to ensure that information required to be disclosed in the Company reports that are filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

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

Other than as summarized above, there has been no change in the Company’s internal controls over financial reporting that occurred during the most recent fiscal quarter that has materially affected or is reasonably likely to materially affect the Company’s internal controls over financial reporting. The Company will continue to assess disclosure controls and procedures and will take any further actions that are deemed necessary.

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

TARANTELLA, INC.

By:	/s/ JOHN M. GREELEY	By:	/s/ ROBERT MORLEY
	John M. Greeley Vice President, Chief Financial Officer Date: July 19, 2004		Robert Morley Vice President, Corporate Controller Date: July 19, 2004

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ FRANCIS WILDE	/s/ ALOK MOHAN
Francis E. Wilde President, Chief Executive Officer and Director Date: July 19, 2004	Alok Mohan Chairman of the Board of Directors Date: July 19, 2004

/s/ DOUGLAS L. MICHELS	/s/ NINIAN EADIE
Douglas L. Michels Director Date: July 19, 2004	Ninian Eadie Director Date: July 19, 2004

/s/ GILBERT P. WILLIAMSON	/s/ BRUCE RYAN
Gilbert P. Williamson Director Date: July 19, 2004	Bruce Ryan Director Date: July 19, 2004

/s/ RONALD LACHMAN
Ronald Lachman Director Date: July 19, 2004

Item 15.    Exhibits, Financial Statement Schedule and Reports on Form 8-K

(a)	The following documents are filed as part of this report:

1.	Financial Statements.
2.	Financial Statement Schedule:

There are no Financial Statement Schedules listed since they are either not required, not applicable, or the information is shown in the financial statements or notes thereto.

3.	Exhibits:

Exhibit Number		Description
2.1		Agreement and Plan of Reorganization by and among Tarantella, Inc., Tarantella Acquisition Corporation and New Moon Systems, Inc. (5)
3.1	*	Amended and Restated Articles of Incorporation of Registrant.
3.2		Bylaws of Registrant, as amended. (2)
4.1		Specimen Common Stock Certificate of Registrant. (1)
4.2	*	Purchase Agreement by and between Tarantella, Inc. and certain investors.
4.3	*	Registration Rights Agreement by and between Tarantella, Inc. and certain investors.
4.4	*	Warrants by and between Tarantella, Inc. and certain investors.
4.5	*	Purchase Agreement by and between Tarantella, Inc. and Hitschler Enterprises, LLC and by and between Tarantella, Inc. and Starlight Technology Ventures, LLC.
4.6	*	Registration Rights Agreement by and between Tarantella, Inc. and Hitschler Enterprises, LLC and by and between Tarantella, Inc. and Starlight Technology Ventures, LLC.
4.7	*	Warrants by and between Tarantella, Inc. and Starlight Technology Ventures, LLC.
4.8	*	Warrants by and between Tarantella, Inc. and Hitschler Enterprises, LLC.
4.9	*	Purchase Agreement by and between Tarantella, Inc. and Special Situations Technology Fund II, LP.
4.10	*	Registration Rights Agreement by and between Tarantella, Inc. and Special Situations Technology Fund II, LP.
4.11	*	Warrants by and between Tarantella, Inc. and Special Situations Technology Fund II, LP.
10.13		Lease with Encinal Partnership No. 1 commencing January 1, 1989 (425 Encinal Street). (1)
10.17		Indemnification Agreement. (1)
10.18		Master Registration Rights Agreement as amended. (6)
10.19		Employee Stock Purchase Plan. (7)
10.20	*	2004 Incentive Stock Option Plan and form of Incentive Stock Option Agreement. (7)
10.21		401(k) Plan, as amended. (1) (7)
10.24	*	2003 Director Stock Option Plan. (7)
10.34		Shareholders’ Rights Agreement. (3)
10.35		Change-in-control agreement between the Company and certain key management. (4) (7)
10.36	*	Revised Employment Agreement with Alok Mohan.
14.1	*	Form of Tarantella, Inc. Code of Ethics for Chief Executive Officer, Senior Financial Officers and Employees with Financial Reporting Responsibilities
21.1	*	Subsidiaries of Registrant.
23.1†		Independent Auditors’ Consent.
31.1†		Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2†		Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1†		Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350
32.2†		Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350

*	Previously filed.
†	Filed herewith.
(1)	Incorporated by reference to Registration Statement 33-60548 on Form S-1.
(2)	Incorporated by reference to the Form 10-K filed on December 22, 1995.
(3)	Incorporated by reference to the Form 8-A12G filed on September 18, 1997.

(4)	Incorporated by reference to the Form 10-K filed on December 23, 1998.
(5)	Incorporated by reference to the Form 8-K filed on June 9, 2003.
(6)	Incorporated by reference to the Form 8-K filed on December 12, 2003.
(7)	Designates management contracts or compensatory plans, contracts or arrangements.

(b)	Reports on Form 8-K

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