Form 10-Q/A
period 2003-12-31
TARANTELLA INC
filed 2004-07-19
CIK 851560

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

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

TARANTELLA, INC.

/s/ JOHN M. GREELEY
John M. Greeley Vice President, Chief Financial Officer July 19, 2004

/s/ ROBERT MORLEY
Robert Morley Vice President, Corporate Controller July 19, 2004