Form 10-K/A
period 2003-09-30
TARANTELLA INC
filed 2004-08-11
CIK 851560

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 2)

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

However, the Company implemented actions and modifications to disclosure controls and procedures in an effort to correct the deficiencies and weaknesses. The Company’s disclosure controls and procedures are designed with the objective of ensuring that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Based on this evaluation, as of December 31, 2003, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective to ensure that information required to be disclosed in the Company reports that are filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

(b)	Changes in internal controls.

Since September 30, 2003, the Company has drafted a revenue recognition handbook and distributed to all sales personnel. Each person in sales has certified they have read and understand the handbook.

We believe that these efforts, in addition to certain steps previously instituted, have addressed the material weaknesses and significant deficiencies that affected our internal controls in 2002 and 2003. The Company continues to improve and refine its internal controls. This process is ongoing, and the Company seeks to foster an exemplary internal control environment.

Other than as summarized above, there has been no change in the Company’s internal controls over financial reporting that occurred between the date of the Company’s Chief Executive Officer’s and Chief Financial Officer’s evaluation through March 8, 2004, the date the 10-K was initially filed, that has materially affected or is reasonably likely to materially affect the Company’s internal controls over financial reporting. The Company will continue to assess disclosure controls and procedures and will take any further actions that are deemed necessary.

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

TARANTELLA, INC.

By:	/s/ JOHN M. GREELEY	By:	/s/ ROBERT MORLEY
	John M. Greeley Vice President, Chief Financial Officer Date: August 11, 2004		Robert Morley Vice President, Corporate Controller Date: August 11, 2004

KNOW ALL PERSONS BY THEIR PRESENCE, that each person whose signature appears below constitutes and appoints John M. Greeley, his attorney-in-fact, with the power of substitution, for him in any and all capacities, to sign any amendments to this report on Form 10-K and to file the same, with exhibits thereto other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ FRANCIS WILDE	/s/ ALOK MOHAN
Francis E. Wilde President, Chief Executive Officer and Director Date: August 11, 2004	Alok Mohan Chairman of the Board of Directors Date: August 11, 2004

/s/ DOUGLAS L. MICHELS	/s/ NINIAN EADIE
Douglas L. Michels Director Date: August 11, 2004	Ninian Eadie Director Date: August 11, 2004

/s/ GILBERT P. WILLIAMSON	/s/ BRUCE RYAN
Gilbert P. Williamson Director Date: August 11, 2004	Bruce Ryan Director Date: August 11, 2004

/s/ RONALD LACHMAN
Ronald Lachman Director Date: August 11, 2004

Item 15.    Exhibits, Financial Statement Schedule and Reports on Form 8-K

(a)	The following documents are filed as part of this report:

1.	Financial Statements.
2.	Financial Statement Schedule:

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