Form 10-Q/A
period 2003-12-31
TARANTELLA INC
filed 2004-08-11
CIK 851560

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

(Amendment No. 2)

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

In the quarter ended June 30, 2003 and subsequently in August 2003, the Company identified several accounting inaccuracies and errors that significantly affected previously reported financial results. Under the direction of the Board of Directors, and primarily the Audit Committee, the Company completed a comprehensive analysis of accounting policies and practices and a restatement of previously reported financial results for the fiscal year end September 30, 2002, the three months ended December 31, 2002 and the six months ended March 31, 2003. See footnote 2 of the accompanying consolidated financial statements for a detailed description of the internal review and restatement of historical financial statements.

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

However, the Company implemented actions and modifications to disclosure controls and procedures in an effort to correct the deficiencies and weaknesses. The Company’s disclosure controls and procedures are designed with the objective of ensuring that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective to ensure that information required to be disclosed in the Company reports that are filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

(b) Changes in internal controls.

Since December 31, 2003, the Company has drafted a revenue recognition handbook and distributed to all sales personnel. Each person in sales has certified they have read and understand the handbook.

We believe that these efforts and other changes previously adopted and disclosed have addressed the material weaknesses and significant deficiencies that affected our internal controls in 2002 and 2003. The Company continues to improve and refine its internal controls. This process is ongoing, and the Company seeks to foster an exemplary internal control environment.

Other than as summarized above, there has been no change in the Company’s internal controls over financial reporting that occurred between the date of the Company’s Chief Executive Officer’s and Chief Financial Officer’s evaluation through March 8, 2004, the date this Quarterly Report on Form 10-Q was initially filed, that has materially affected or is reasonably likely to materially affect the Company’s internal controls over financial reporting. The Company will continue to assess disclosure controls and procedures and will take any further actions that are deemed necessary.

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

TARANTELLA, INC.

/s/ JOHN M. GREELEY
John M. Greeley Vice President, Chief Financial Officer August 11, 2004

/s/ ROBERT MORLEY
Robert Morley Vice President, Corporate Controller August 11, 2004