Form 10-Q
period 2004-06-30
TARANTELLA INC
filed 2004-08-16
CIK 851560

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2004

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

The number of shares outstanding of the registrant’s common stock as July 31, 2004 was 27,535,280.

TARANTELLA, INC.

FORM 10-Q

For the Quarterly Period Ended June 30, 2004

Part I. Financial Information

Item I. Financial Statements

TARANTELLA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except per share data)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2004	2003	2004	2003
	(Unaudited)		(Unaudited)
Net revenues:
Licenses	$1,575	$2,992	$6,100	$8,787
Services	1,055	760	3,135	2,140

Total net revenues	2,630	3,752	9,235	10,927

Cost of revenues:
Licenses	218	(14)	588	124
Services	434	305	1,158	854

Total cost of revenues	652	291	1,746	978

Gross margin	1,978	3,461	7,489	9,949

Operating expenses:
Research and development	1,149	1,062	3,315	2,955
Selling, general and administrative	5,233	3,308	14,685	10,709
Restructuring	(26)	101	(15)	1,248

Total operating expenses	6,356	4,471	17,985	14,912

Operating loss	(4,378)	(1,010)	(10,496)	(4,963)

Other income (expense):
Interest income	34	5	47	52
Interest expense	(9)	(1)	(27)	(2)
Gain on sale of investments	718	—	718	—
Impairment of investments	—	(151)	—	(151)
Other income (expense), net	(18)	33	(129)	82

Total other income (expense)	725	(114)	609	(19)

Loss before income taxes	(3,653)	(1,124)	(9,887)	(4,982)

Income tax expense	44	122	239	280

Net loss	(3,697)	(1,246)	(10,126)	(5,262)
Other comprehensive income (loss):
Foreign currency translation adjustment	(18)	28	103	6
Unrealized gain (loss) on available for sale securities	(508)	71	256	177
Reclassification adjustment for gains included in net income	(718)	—	(718)	—

Total other comprehensive income (loss)	(1,244)	99	(359)	183

Comprehensive loss	$(4,941)	$(1,147)	$(10,485)	$(5,079)

Net loss per share:
Basic and diluted	$(0.13)	$(0.14)	$(0.50)	$(0.63)
Shares used in net loss per share calculation:
Basic and diluted	27,392	8,764	20,077	8,403

See accompanying notes to condensed consolidated financial statements.

TARANTELLA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)	June 30, 2004	September 30, 2003
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$13,547	$3,151
Available-for-sale equity securities	—	632
Trade receivables, net of allowances of $0.2 million at June 30, 2004 and $0.5 million at September 30, 2003	1,657	2,980
Other receivables	298	175
Prepaids and other current assets	507	720

Total current assets	16,009	7,658

Property and equipment, net	817	734
Acquired intangible assets, net	1,186	1,262
Goodwill	2,395	2,391
Other assets	263	343

Total assets	$20,670	$12,388

Liabilities and shareholders’ equity
Current liabilities:
Trade payables	$972	$1,341
Line of credit	—	319
Royalties payable	—	22
Royalties payable - former New Moon shareholders	1,713	1,725
Income taxes payable	373	549
Accrued restructuring charges	205	854
Accrued expenses and other current liabilities	3,134	3,317
Deferred revenues	2,323	1,757

Total current liabilities	8,720	9,884

Long-term deferred revenues	1,094	36

Total liabilities	9,814	9,920

Shareholders’ equity:
Preferred stock, authorized 20,000 shares; no shares issued and outstanding	—	—
Common stock, no par value, authorized 100,000 shares; issued and outstanding 27,513 at June 30, 2004 and 11,959 shares at September 30, 2003	145,985	126,749
Deferred stock compensation	(363)	—
Accumulated other comprehensive income	194	553
Accumulated deficit	(134,960)	(124,834)

Total shareholders’ equity	10,856	2,468

Total liabilities and shareholders’ equity	$20,670	$12,388

See accompanying notes to condensed consolidated financial statements.

TARANTELLA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended June 30,
(In thousands)	2004	2003
	(Unaudited)
Cash flows from operating activities:
Net loss	$(10,126)	$(5,262)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	927	595
Foreign currency exchange loss (gain)	63	(18)
Gain on sale of marketable security	(718)	—
Loss on disposal of property and equipment	2	82
Amortization of deferred stock compensation	343	—
Stock compensation expense	158	—
Compensation expense to former Castream shareholders	124	—
Changes in operating assets and liabilities, net of New Moon acquisition:
Trade receivables	1,324	(298)
Other receivables	(123)	(92)
Prepaids and other current assets	260	60
Other assets	33	680
Trade payables	(390)	(227)
Royalties payable	(22)	(181)
Income taxes payable	(176)	10
Accrued restructuring expenses	(649)	(329)
Accrued expenses and other current liabilities	(240)	(1,154)
Deferred revenues	1,624	638

Net cash used in operating activities	(7,586)	(5,496)

Cash flows from investing activities:
Net cash received from the New Moon acquisition	—	3,323
Purchases of property and equipment	(589)	(152)
Additional New Moon purchase acquisition costs	(4)	—
Change in royalties payable - former New Moon shareholders	(12)	(43)
Proceeds from sale of marketable securities	889	—

Net cash provided by investing activities	284	3,128

Cash flows from financing activities:
Payments on capital lease obligations	(31)	(220)
Line of credit payments	(319)	—
Net proceeds from issuance of common stock and warrants	18,049	139

Net cash provided by (used in) financing activities	17,699	(81)

Effects of exchange rate changes on cash and cash equivalents	(1)	(12)

Increase (decrease) in cash and cash equivalents	10,396	(2,461)
Cash and cash equivalents at beginning of period	3,151	7,055

Cash and cash equivalents at end of period	$13,547	$4,594

See accompanying notes to condensed consolidated financial statements.

TARANTELLA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended June 30,
(In thousands)	2004	2003
	(Unaudited)
Supplemental Disclosures of Cash Flow Information:

Cash paid during the period for:
Income taxes	$444	$305
Interest	7	2
Unrealized gain (loss) on available-for-sale equity securities	(462)	177
Issuance of restricted stock in lieu of compensation	706	—
Issuance of stock and warrants to acquire Caststream assets	377	—

See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Basis of Presentation

Tarantella, Inc. (the “Company”) is a leading provider of Internet infrastructure software that enables web-based access to enterprise applications from virtually any client device. Headquartered in Santa Cruz, California, Tarantella operates development centers in the United States, the United Kingdom and India with sales representatives in the U.S., U.K., Germany, the Netherlands, Canada, Mexico, France, Spain, Brazil, and Italy. Tarantella products are sold through the internet and an integrated worldwide channel of Tarantella account executives, distributors, value-added resellers, systems integrators and computer and software manufacturers. Tarantella maintains exclusive distribution relationships in Japan as well as distribution and agent relationships in China, and Southeast Asia. In total, Tarantella products are available through resellers in more than 30 countries.

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

The Company’s flagship product, Tarantella Secure Global Desktop Enterprise Edition™, a UNIX/Linux-based application access suite, is installed in corporations and governmental agencies around the world. Tarantella Secure Global Desktop Enterprise Edition was introduced to the marketplace in 2001 as Tarantella Enterprise 3 product. Earlier client integration products, which are part of the Vision2K Suite, were introduced in the late 1990s and are currently still available. In June 2003, Tarantella acquired New Moon Systems Inc., and added New Moon Canaveral™ iQ (“Canaveral iQ”) to its product offering. Canaveral iQ is a Windows-based application access suite, intended for small to mid-sized business customers and departmental deployments with Windows-only infrastructure. In aggregate, Tarantella boasts over 12,000 customer sites including several of the most respected brands in the Fortune Magazine Global 2000.

In the opinion of management, the accompanying unaudited condensed consolidated statements of operations and comprehensive loss, balance sheets and statements of cash flows include all material adjustments (consisting of normal recurring adjustments) which the Company considers necessary for a fair presentation of its financial condition and results of operations as of and for the interim periods presented. The financial statements include the accounts of the Company and its wholly owned subsidiaries after all material intercompany balances and transactions have been eliminated. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s 2003 Annual Report on Form 10-K and Form 10-K/A. The consolidated interim results presented are not necessarily indicative of results to be expected for a full year. The September 30, 2003 balance sheet was derived from audited financial statements, and is included for comparative purposes.

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X.

Reclassification

Certain reclassifications have been made to the prior period unaudited condensed consolidated financial statements to conform to the current period presentation. These reclassifications have no impact on the previously reported net loss.

Note 2 – Significant Accounting Policies

Revenue Recognition

The Company’s revenue is derived primarily from two sources, across many industries: (i) product license revenue, derived primarily from product sales to resellers and end users, including large scale enterprises and royalty revenue, derived primarily from initial license fees, ongoing royalties from product sales by source code OEMs, and (ii) services and support revenue, derived primarily from support and education and consulting services to end users.

The Company accounts for revenue under the provisions of the American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) 97-2, Software Revenue Recognition, as amended. Product revenue is recognized upon shipment if evidence of an arrangement exists, the fee is fixed and determinable and collection of resulting receivables is probable. Sales to distributors are recognized upon sale by the distributor to resellers or end users. In certain instances when distributors waive their right to return product, revenue is recognized upon shipment if evidence of an arrangement exists, the fee is fixed and determinable and collection of resulting receivables is probable. Estimated product returns are recorded upon recognition of revenue from customers having rights of return, including exchange rights for unsold products and product upgrades.

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

Stock Based Compensation

The Company accounts for stock-based compensation arrangements under the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” for its fixed stock option plan and employee stock purchase plan and accordingly, has not recognized compensation cost in the accompanying condensed consolidated statement of operations and comprehensive loss for options issued at fair value. SFAS No. 123 permits the use of either a fair value based method or the intrinsic value method to measure the expense associated with stock-based compensation arrangements. The Company has recognized stock compensation costs for stock options granted at less than fair value on the date of grant.

In accordance with the interim disclosure provisions of SFAS No. 148, the pro forma effect on the Company’s net loss had compensation expense been recorded for the three and nine months ended June 30, 2004 and 2003, respectively, as determined under the fair value method, is shown below:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2004	2003	2004	2003
	(In thousands, except per share data)

Net loss, as reported	$(3,697)	$(1,246)	$(10,126)	$(5,262)

Add: Stock-based employee compensation expense included in reported net loss	261	10	501	10

Less: Total stock-based employee compensation expense determined under fair value based method for all awards	(693)	(1,314)	(2,458)	(4,069)

Pro forma net loss	$(4,129)	$(2,550)	$(12,083)	$(9,321)

Net loss per share as reported
Basic and diluted	$(0.13)	$(0.14)	$(0.50)	$(0.63)

Pro forma net loss per share
Basic and diluted	$(0.15)	$(0.29)	$(0.60)	$(1.11)

The fair value of the options granted under the Option Plans and the Director Plan were estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2004	2003	2004	2003
Risk-free interest rate	3.71%	2.27%	3.23%	3.73%
Dividend yield	0%	0%	0%	0%
Common stock volatility factor	105.0%	100.0%	103.3%	100.0%
Expected employee option life	4 years	4 years	4 years	4 years
Expected executive option life	5 years	5 years	5 years	5 years

The fair value for the Employee Stock Purchase Plan rights were also estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2004	2003	2004	2003
Risk-free interest rate	1.10%	1.21%	1.18%	1.53%
Dividend yield	0%	0%	0%	0%
Common stock volatility factor	109.0%	94.0%	107.7%	94.0%
Expected option life	6 months	6 months	6 months	6 months

Recent Accounting Pronouncements

In January 2003 the Financial Accounting Standards Board (“FASB”) issued FIN No. 46, “Consolidation of Variable Interest Entities” and a revised interpretation of FIN No. 46 (“FIN No. 46-R”) in December 2003. FIN No. 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The Company has no interest in variable interest entities, so the adoption of FIN No. 46-R had no effect on the Company’s financial position or results of operations.

Note 3 - Earnings Per Share Disclosures

Basic and diluted loss per share (“EPS”) were calculated as follows for the three and nine months ended June 30, 2004 and 2003 (in thousands, except per share data):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2004	2003	2004	2003
Basic:
Net loss	$(3,697)	$(1,246)	$(10,126)	$(5,262)

Weighted average shares	27,392	8,764	20,077	8,403

Loss per share	$(0.13)	$(0.14)	$(0.50)	$(0.63)

Diluted:
Net loss	$(3,697)	$(1,246)	$(10,126)	$(5,262)

Weighted average shares	27,392	8,764	20,077	8,403
Common equivalent shares from stock options and warrants	—	—	—	—

Shares used in per share calculation	27,392	8,764	20,077	8,403

Loss per share	$(0.13)	$(0.14)	$(0.50)	$(0.63)

Options and warrants outstanding, not included in computation of diluted EPS because the exercise price was greater than the average market price.	1,530	1,400	1,660	2,113

Options outstanding, not included in computation of diluted EPS because their inclusion would have an anti-dilutive effect due to net loss during the period.	8,556	1,528	7,902	825

Note 4 – Accrued Restructuring Charges

Fiscal 2004

During the first quarter of fiscal 2004, the Company reduced the number of European countries in which it had a presence resulting in the implementation of a restructuring which reduced the existing workforce by one employee. The Company continued to reduce its spending levels to align its operating expenses with the Company’s lower than expected revenues. This reduction eliminated the Company’s presence in one European country. The Company recorded a charge of $19,000 for this restructuring for severance payments.

Fiscal 2004 First Quarter Restructuring Accrual

(In Thousands)	Reduction in Force	Total
Restructuring charge accrued	$19	$19
Payments/utilization of the accrual	(15)	(15)

Accrual at December 31, 2003	4	4

Payments/utilization of the accrual	(4)	(4)

Accrual at March 31, 2004 and June 30, 2004	$—	$—

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

Fiscal 2003 Fourth Quarter Restructuring Accrual

(In Thousands)	Reduction in Force	Disposal of Fixed Assets	Total
Restructuring charge accrued	$442	$6	$448
Payments/utilization of the accrual	(393)	(6)	(399)

Accrual at September 30, 2003	49	—	49

Payments/utilization of the accrual	(24)	—	(24)

Accrual at December 31, 2003	25	—	25

Payments/utilization of the accrual	(17)	—	(17)
Provision Adjustment	(8)	—	(8)

Accrual at March 31, 2004 and June 30, 2004	$—	$—	$—

On June 5, 2003, the Company announced a restructuring plan, which resulted in a charge of $0.2 million. Also, on June 5, 2003 the Company acquired New Moon Systems, Inc. (“New Moon”). In order to keep spending levels flat with pre-acquisition levels, the Company assessed the overall resource requirements for the combined business and reduced infrastructure accordingly.

The entire restructuring charge of $0.2 million was for severance, related to the elimination of 12 positions. The positions eliminated were 9 in the U.S., 2 in the U.K. and 1 in Germany. The reductions in work force affected the product development, sales, marketing and general and administrative functions of the Company. As of September 30, 2003, all 12 positions had been eliminated.

Fiscal 2003 Third Quarter Restructuring Accrual

(In Thousands)	Reduction in Force	Total
Restructuring charge accrued	$153	$153
Payments/utilization of the accrual	(57)	(57)

Accrual at June 30, 2003	96	96

Payments/utilization of the accrual	(95)	(95)
Provision Adjustment	(1)	(1)

Accrual at September 30, 2003 and June 30, 2004	$—	$—

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

The Company completed all of the cost reduction actions initiated in the first quarter of fiscal year 2003 during the fiscal year. The lease for the final U.K. facility expired in the second quarter of fiscal 2004, and as of June 30, 2004, all payments related to this lease had been completed.

Fiscal 2003 First Quarter Restructuring Accrual

(In Thousands)	Reduction in Force	Facilities	Disposal of Fixed Assets	Total
Restructuring charge accrued	$820	$238	$89	$1,147
Payments/utilization of the accrual	(408)	(24)	(89)	(521)

Accrual at December 31, 2002	412	214	—	626

Payments/utilization of the accrual	(240)	(74)	—	(314)

Accrual at March 31, 2003	172	140	—	312

Payments/utilization of the accrual	(113)	(33)	—	(146)
Provision Adjustment	(59)	—	—	(59)

Accrual at June 30, 2003	—	107	—	107

Payments/utilization of the accrual	—	(34)	—	(34)

Accrual at September 30, 2003	—	73	—	73

Payments/utilization of the accrual	—	(23)	—	(23)

Accrual at December 31, 2003	—	50	—	50

Payments/utilization of the accrual	—	(25)	—	(25)

Accrual at March 31, 2004	—	25	—	25
Provision Adjustment	—	(25)	—	(25)

Accrual at June 30, 2004	$—	$—	$—	$—

Fiscal 2002

During the first quarter of fiscal 2002, the Company announced a restructuring plan, which resulted in a charge of $1.6 million. The Company reduced its spending levels to align its operating expenses with the Company’s lower than expected revenues. The restructuring plan included a reduction in staffing of 52 employees, a reserve for unused facilities at the Company’s corporate headquarters, and costs associated with closing several foreign offices.

This included a severance charge of $0.9 million for the elimination of 19 positions in the United States, 23 positions in the United Kingdom, and 10 positions in Japan. The reductions in force affected the product development, support, sales, marketing and general and administrative functions of the Company. As of March 31, 2002, all 52 positions had been eliminated.

Also included was a facilities charge of $0.7 million related to space the Company vacated. The Company had anticipated that it would sub-lease the space by December 31, 2002. As of September 30, 2003, the Company had not secured a sub-lease tenant, so provision adjustments of $0.5 million and $0.6 million were made at the end of fiscal 2003 and fiscal 2002, respectively. The space is now reserved through October 2004. The Company believes it will be able to sub-lease the space or negotiate new terms with the landlord. The lease for this building expires on June 30, 2005. In addition, a charge was taken for expenses associated with office closures in Japan and Brazil. There was a non-cash charge of $39,000 related to fixed asset disposals at the Japan subsidiary.

The Company completed the cost reduction actions initiated in fiscal 2002, with the exception of sub-leasing excess space at the Company’s corporate headquarters in Santa Cruz, California.

Fiscal 2002 First Quarter Restructuring Accrual

(In Thousands)	Facilities	Total
Accrual at September 30, 2002	750	750

Payments/utilization of the accrual	(157)	(157)

Accrual at December 31, 2002	593	593

Payments/utilization of the accrual	(140)	(140)

Accrual at March 31, 2003	453	453

Payments/utilization of the accrual	(158)	(158)

Accrual at June 30, 2003	295	295

Payments/utilization of the accrual	(135)	(135)
Provision Adjustment	485	485

Accrual at September 30, 2003	645	645

Payments/utilization of the accrual	(158)	(158)

Accrual at December 31, 2003	487	487

Payments/utilization of the accrual	(142)	(142)

Accrual at March 31, 2004	345	345

Payments/utilization of the accrual	(164)	(164)

Accrual at June 30, 2004	$181	$181

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

Fiscal 2001 Fourth Quarter Restructuring Accrual

(In Thousands)	Facilities	Total
Accrual at September 30, 2002	$15	$15

Payments/utilization of the accrual	(1)	(1)

Accrual at December 31, 2002	14	14

Payments/utilization of the accrual	(9)	(9)

Accrual at March 31, 2003	5	5

Payments/utilization of the accrual	(3)	(3)

Accrual at June 30, 2003	2	2

Payments/utilization of the accrual	(10)	(10)
Provision Adjustment	8	8

Accrual at September 30, 2003 and June 30, 2004	$—	$—

During the second quarter of fiscal 2001, the Company announced a restructuring plan which resulted in a charge of $1.6 million, which, when taken with a provision adjustment to a previously established restructuring reserve for severance related to the sale of divisions to Caldera, resulted in a net charge for the period of $1.1 million. The restructuring charge included a reduction in personnel of 28 employees and a reserve for unused facilities. Total cash expenditures were $1.6 million.

The $1.6 million restructuring charge included a severance charge of $1.5 million for the elimination of 16 positions in the United States, 4 positions in the United Kingdom, and 8 positions in various other geographies. The reduction in work force affected the sales, marketing and general and administrative functions of the Company. As of September 30, 2001, all 28 positions had been eliminated. The Company vacated additional space within its Santa Cruz, California office in the first quarter of fiscal 2002, and an additional charge of $81,000 was recorded for estimated payments on the lease for an additional 12 months. In the fourth quarter of fiscal 2002, an additional charge of $85,000 was recorded and in the fourth quarter of fiscal 2003, an additional charge of $64,000 was recorded because the facility was not yet sub-leased. The facility was not sub-leased as of September 30, 2003 and the restructuring reserve at the end of the fourth quarter of fiscal 2003 covers rents through October 2004. The Company believes it will be able to sub-lease the space or negotiate new terms with the landlord. The lease for this building expires on June 30, 2005.

Fiscal 2001 Second Quarter Restructuring Accrual

(In Thousands)	Facilities	Total
Accrual at September 30, 2002	$106	$106

Payments/utilization of the accrual	(22)	(22)

Accrual at December 31, 2002	84	84

Payments/utilization of the accrual	(20)	(20)

Accrual at March 31, 2003	64	64

Payments/utilization of the accrual	(22)	(22)

Accrual at June 30, 2003	42	42

Payments/utilization of the accrual	(19)	(19)
Provision Adjustment	64	64

Accrual at September 30, 2003	87	87

Payments/utilization of the accrual	(22)	(22)

Accrual at December 31, 2003	65	65

Payments/utilization of the accrual	(19)	(19)

Accrual at March 31, 2004	46	46

Payments/utilization of the accrual	(22)	(22)

Accrual at June 30, 2004	$24	$24

Note 5 - Industry and Geographic Segment Information

The company operates and is managed internally as one operating segment in accordance with SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information”. Operating segments are defined as component of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker is the Chief Executive Officer of the Company. The following table presents information on revenue and long-lived assets by geography. Revenue is allocated based on the location from which the sale is satisfied and long-lived asset information is based on the physical location of the asset.

	Three Months Ended June 30,		Nine Months Ended June 30,
(In Thousands)	2004	2003	2004	2003
Net revenues:
United States	$1,305	$1,606	$3,940	$5,017
Canada and Latin America	204	160	889	557
Europe, Middle East, India and Africa	949	1,488	3,555	3,904
Asia Pacific	172	489	851	1,424
Corporate adjustments	—	9	—	25

Total net revenues	$2,630	$3,752	$9,235	$10,927

	June 30, 2004	September 30, 2003
Long-lived assets:
United States	$4,479	$4,381
Europe, Middle East, India and Africa	182	349

Total long-lived assets	$4,661	$4,730

Note 6 - Investments

Available-for-sale equity securities

During the third quarter of fiscal 2004, the Company sold 505,767 shares of Rainmaker stock. The Company accounted for this investment as available-for-sale, and accordingly, recorded it at fair market value based on quoted market prices. The Company received cash of $0.9 million and recorded a gain on investments of $0.7 million. The cost of the investment was $0.2 million. The Company no longer holds any shares of Rainmaker stock.

Note 7 – Business Combinations

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

Pursuant to the Agreement, Tarantella issued a total of 1,592,000 shares of Tarantella common stock valued at $3.6 million in exchange for all of the outstanding shares of New Moon and to satisfy its obligations to the former employees of New Moon. The fair value of the Company’s common stock was determined based on the average closing price per share of the Company’s common stock over the five day period including the two days before and after the terms of the acquisition were agreed to and announced. The New Moon shareholders shall also receive a minimum cash earn out of approximately $1.7 million over a period from January 1, 2004 to December 31, 2006 based on a royalty of 30% of New Moon product revenues, net of direct costs. After the shareholders have been paid the minimum earn out, they would be entitled to an additional royalty of 15% of New Moon product revenues, net of direct costs, during this period. In the event the minimum earn out is not achieved by the conclusion of the quarter ending December 31, 2006, Tarantella shall pay along with the final earn out payment an amount equal to the minimum earn out less all aggregate earn outs paid to date, less any off-sets and any escrow claim deficiencies. The Company also incurred approximately $0.3 million of direct merger costs, for a total purchase price of approximately $5.7 million.

The residual purchase price of $2.4 million was recorded as goodwill. Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, goodwill relating to the New Moon acquisition is not being amortized and will be carried at cost and tested for impairment annually and whenever events indicate that impairment may have occurred. As of June 30, 2004, the Company has incurred acquisition costs of $331,000.

The following unaudited pro forma information shows the results of operations for the three and nine months ended June 30, 2003 as if the New Moon acquisition had occurred at the beginning of the periods presented and at the purchase price established at the time of the acquisition:

UNAUDITED PRO FORMA CONDENSED COMBINED STATEMENT OF OPERATIONS

(in thousands, except per share data)

	Three Months Ended June 30,	Nine Months Ended June 30,
	2003	2003
	(Unaudited)	(Unaudited)
Net revenues	$3,844	$11,208
Net loss	$(3,626)	$(11,828)
Loss per share	$(0.35)	$(1.18)

The pro forma information is presented for illustrative purposes only and is not necessarily indicative of the operating results that would have occurred if the acquisition had been consummated at the beginning of the earliest period presented, nor is it necessarily indicative of future operating results.

Acquisition of Caststream, Inc.

On March 29, 2004, the Company entered into a Stock Exchange Agreement with Caststream, Inc. (“Caststream”). Pursuant to the terms of the agreement, the Company acquired all of the capital stock of Caststream in exchange for 100,000 shares of the Company’s common stock and warrants for 100,000 shares of common stock. The Company also assumed certain liabilities of Caststream of approximately $40,000. The transaction was considered a related party transaction because two of the Caststream shareholders were hired in December 2003 as the Company’s Vice President of Corporate Development and Chief Marketing Officer. In addition, the Company hired three other Caststream shareholders in December 2003 in various marketing and technical positions. The Company’s Audit Committee and the Board of Directors approved the transaction.

The acquisition has been accounted for as a purchase of assets by the Company for financial reporting purposes. Beginning March 30, 2004, the results of Caststream are being included in the Company’s consolidated financial statements. The purchase price has been allocated based on the fair value of the assets acquired and the liabilities assumed. Pursuant to the Emerging Issues Task Force’s Issue No. 98-3, “Determining Whether a Non-monetary Transaction Involves the Receipt of Productive Assets or of a Business”, Caststream does not meet the criteria necessary to qualify as a business. Therefore, the Company’s acquisition of Caststream does not qualify as a business combination under Statement of Financial Accounting Standards No. 141, “Business Combinations”, and no goodwill resulted from recording the transaction. Identified intangible assets with finite lives will be amortized over their respective estimated useful life. The Company is required to review long-lived assets when circumstances indicate that an impairment exists. To the extent the value of the long-lived assets are impaired, the Company will be required to record the impairment charge. The fair market value of the Company’s stock and stock warrants, issued net of liabilities assumed exceeds the fair market value of the acquired assets based upon an independent, third party appraisal. This excess value has been charged to operations upon the close of the merger as compensation expense.

The total purchase price for Caststream is $432,000 as follows (in thousands):

Fair value of Tarantella common stock	$227
Fair value of Tarantella common stock warrants	150
Liabilities assumed	40
Acquisition costs	15

Total consideration	$432

The allocation of the purchase price is based upon an independent, third-party appraisal and management’s estimates as follows (in thousands):

Technology	$304
Compensation expense	124
Computer equipment	4

Total purchase price	$432

Note 8 – Acquired Intangible Assets, Net

The components of acquired intangible assets as of June 30, 2004 is as follows:

	Gross Carrying Amount	Estimated Useful Lives	Accumulated Amortization	Intangible Assets, Net
	(In thousands)	(In years)	(In thousands)
Amortized intangible assets
Technology	$804		$206	$598
Patents	700	3	253	447
Trademarks	200	3	72	128
Other	20	3	7	13

Total	$1,724		$538	$1,186

The components of acquired intangible assets as of September 30, 2003 is as follows:

	Gross Carrying Amount	Estimated Useful Lives	Accumulated Amortization	Intangible Assets, Net
	(In thousands)	(In years)	(In thousands)
Amortized intangible assets
Technology	$500	3	$56	$444
Patents	700	3	78	622
Trademarks	200	3	22	178
Other	20	3	2	18

Total	$1,420		$158	$1,262

Aggregate amortization expense
For three months ended June 30, 2004	$143

For three months ended June 30, 2003	$39

For nine months ended June 30, 2004	$380

For nine months ended June 30, 2003	$39

Estimated remaining amortization expense:
For remaining three months ending September 30, 2004	$143
For year ending September 30, 2005	575
For year ending September 30, 2006	417
For year ending September 30, 2007	51

	$1,186

Note 9 – Private Placement Financing

On September 30, 2003, the Company completed a private placement of common stock and warrants to Special Situations Technology Funds and Vertical Ventures resulting in gross proceeds to the Company of approximately $2,254,200 for which the Company paid fees of $155,345. The Company issued 1,950,000 shares of common stock at a price of $1.156 per share and warrants to purchase 1,950,000 shares of common stock at $1.395 per share. The warrants have a value of $895,592, based on the relative fair value using a Black-Scholes calculation, using a volatility of 100%, an annual dividend of zero and a discount rate of 2.63%. The Company can require the warrant holders to exercise one-third of the warrants provided the shares issuable there under are registered with the SEC and the share price equals or exceeds $1.674 for a period of twenty consecutive trading days. In addition, the Company can redeem up to two-thirds of the warrants or all of the warrants for $0.01 per share should the closing bid price of the shares reach the target prices of $2.232 and $2.790, respectively. The warrant holders may exercise the warrants prior to redemption. The warrants expire on September 30, 2008. If the warrants are fully exercised, the Company would receive additional gross proceeds of approximately $2,700,000. The Company has agreed to register the shares of common stock issued to the investors as well as the shares issuable upon exercise of the warrants. If the shares and warrants are not registered in a timely manner, the Company will be obligated to pay damages for the delay, in an amount equal to one-percent per month of the aggregate amount invested, until registered.

On December 26, 2003, the Company completed a private placement of common stock and warrants to Special Situations Technology Funds, Starlight Technology Partners LLC, an investment group in which the President of the Company acts as Managing Director and the Company’s Vice President of OEM sales is an investor, and an additional private investor, resulting in gross proceeds to the Company of approximately $2,750,000. In connection with the financing, the Company paid placement fees in the amount of $91,250 and issued 140,000 shares of common stock. The Company issued 2,750,000 shares of common stock at a price of $1.00 per share and warrants to purchase 550,000 shares of common stock at $1.39 per share. The warrants have a value of $310,624 based on the relative fair value using a Black-Scholes calculation, using a volatility of 100%, an annual dividend of zero and a discount rate of 3.20%. The warrants expire on December 11, 2008. If the warrants are fully exercised, the Company would receive additional gross proceeds of $764,500. The Company has agreed to register the shares of common stock issued to the investors as well as the shares issuable upon exercise of the warrants.

On February 23, 2004, the Company completed a private placement of common stock and warrants to various investors. In the private placement, the investors purchased 11,678,580 shares of Tarantella common stock at a price of $1.40 per share. The investors also acquired warrants to purchase up to an additional 2,335,714 shares at an exercise price of $1.70 per share for gross proceeds of $16,350,000. The warrants are exercisable for five years. If the warrants are fully exercised, the Company would receive additional gross proceeds of approximately $3,970,714. The Company also has agreed to register the shares of common stock issued to the investors as well as the shares issuable upon exercise of the warrants for resale. In connection with the financing, the Company incurred fees in the amount of $1,198,000, which included placement agent fees, legal and accounting fees, and warrants to purchase 322,500 shares at $1.70 per share. The warrants have lives of five years.

On March 29, 2004, the Company completed an agreement pursuant to which it issued 140,000 shares in lieu of payment of a finders fee for the December 2003 private placement.

Note 10 – Indemnification and Warranties

Indemnification

The Company licenses its software and services pursuant to a software license agreement, in which the Company agrees to indemnify, hold harmless and defend the customer against damages arising out of claims filed by third parties that the Company’s products infringe any copyright or other intellectual property right. The term of the indemnification is generally perpetual, limited by applicable statutes of limitations. The license agreement generally limits the scope of the remedies for such indemnification obligation, including but not limited to certain product usage limitations and the right to replace an infringing product or modify it to make it non-infringing. If the Company cannot address the infringement by replacing or repairing the product, the Company is allowed to cancel the license and return the fees paid by the customer. The Company has never incurred expense under such indemnification provisions. The Company believes that the expense from these indemnification agreements is minimal.

As permitted under California law, the Company has agreements whereby it indemnifies its officers and directors for certain events while the officer or director is, or was serving at the Company’s request in such capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a Directors’ and Officers’ insurance policy that limits the Company’s exposure and enables it to recover at least a portion of any future amounts paid. As a result of its insurance policy coverage, the Company believes that the expense from indemnification agreements is minimal.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Company’s condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q, as well as the Management’s Discussion and Analysis of Financial Condition and Result of Operations included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2003. In addition to historical information contained herein, this Discussion and Analysis contains forward-looking statements. These statements involve risks and uncertainties and can be identified by the use of forward-looking terminology such as “estimates,” “projects,” “anticipates,” “plans,” “future,” “may,” “will,” “should,” “predicts,” “potential,” “continue,” “expects,” “intends,” “believes,” and similar expressions. Examples of forward-looking statements include those relating to financial risk management activities, the adequacy of financial resources for operations, the Company’s ability to sublease our Santa Cruz, California office space and the Company’s ability to become listed on the Nasdaq SmallCap Market. These and other forward-looking statements are only estimates and predictions. While the Company (also referred to as “Tarantella”) believes that the expectations reflected in the forward-looking statements are reasonable, the Company’s actual results could differ materially. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s expectations only as of the date hereof.

Overview

Tarantella is a leading provider of internet infrastructure software that enables web-based access to enterprise applications.

Tarantella’s products provide managed and secure web access to enterprise mainframe, Windows, AS/400, Linux, and UNIX applications. The Company leverages existing IT assets to provide cost savings, improved productivity, and the flexibility to accommodate the rapid changes in today’s organizations.

Applications of Critical Accounting Policies

Revenue Recognition

The Company accounts for the licensing of software in accordance with American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) 97-2, “Software Revenue Recognition”, as amended. The application of SOP 97-2 requires judgment, including whether a software arrangement includes multiple elements, and if so, whether vendor-specific objective evidence (“VSOE”) of fair value exists for those elements. End users receive certain elements of our products over a period of time. These elements include free post-delivery telephone support and the right to receive unspecified upgrades/enhancements of our products on a when-and-if-available basis. Changes to the elements in a software arrangement, the ability to identify VSOE for those elements and the fair value of the respective elements could materially impact the amount of our earned and unearned revenue. Judgment is also required to assess whether future releases of certain software represent new products or upgrades and enhancements to existing products. Judgment is also required in the Company’s on-going evaluation of our customers’ credit worthiness at the time of sale.

New Moon and Caststream Acquisitions

In connection with the New Moon and Caststream acquisitions, the Company allocated the purchase price associated with each acquisition to the tangible and intangible assets acquired, liabilities assumed and in-process research and development based on their estimated fair values. The Company engaged a third-party appraisal firm to assist us in determining the fair values of the assets acquired and the liabilities assumed. Such valuations required us to make significant estimates and assumptions, especially with respect to intangible assets. The critical estimates the Company used in allocating the purchase price and valuing certain intangible assets include but were not limited to: future expected cash flows from customer contracts, acquired developed technologies and patents, expected costs to develop the in-process research and development into commercially viable products, estimated cash flows from the projects when completed, the trade name and the market position of the acquired products, and assumptions about the period of time the trade name will continue to be used in the New Moon product portfolio, determining the appropriate discounts rates and other assumptions. The Company’s estimates of fair value at the time when they were made are based upon assumptions that we believed to be reasonable, but which are inherently uncertain and unpredictable.

Goodwill and Other Intangible Assets

Statement of Financial Accounting Standard 142 (“SFAS 142”), “Goodwill and Other Intangible Assets”, requires that goodwill be tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis and between annual tests in certain circumstances. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assigning assets and liabilities to reporting units, assigning goodwill to reporting units, and determining the fair value of each reporting unit. The Company will perform the annual goodwill impairment test as of July 1st every year to determine if there is any goodwill impairment. Significant judgments required to estimate the fair value of reporting units include estimating future cash flows, determining appropriate discount rates and other assumptions. Changes in these estimates and assumptions could materially affect the determination of fair value and/or goodwill impairment for each reporting unit.

Restructuring charges

Over the last several years the Company has undertaken significant restructuring initiatives, which have required the Company to develop formalized plans for exiting certain business activities. These plans have required the Company to record estimated expenses for severance, lease cancellations, long-term asset write downs, and other restructuring costs. Given the significance of, and the timing of the execution of, such activities, this process is complex and involves periodic reassessments of estimates made at the time the original decisions were made. The Company’s policies, as supported by current authoritative guidance, require the Company to continually evaluate the adequacy of the remaining liabilities under our restructuring activities. As management continues to evaluate the business, there may be additional charges for new restructuring activities as well as changes in estimates to amounts previously recorded.

Returns and Reserves

The Company’s recognition of revenue from sales to distributors is affected by agreements giving distributors the right to return up to ten percent of the amount of the last ninety days of the distributor’s software sales. Historically, the return rate has averaged less than ten percent. The Company records a provision for product returns for related sales in the same period as the related revenues are recorded. These estimates are based on historical sales returns, analyses of credit memo data and other known factors. If the historical data we use to calculate these estimates does not properly reflect future returns, revenue could be affected. Accordingly, estimating product returns requires significant management judgment. In addition, different return rates estimates that the Company reasonably could have used would have had a material impact on reported sales and thus have had a material impact on the presentation of the results of operations

Allowance for Doubtful Accounts

Payments from customers are continuously monitored and allowances are maintained for doubtful accounts for estimated losses resulting from the inability of customers to make required payments. When evaluating the adequacy of allowances for doubtful accounts, various factors are taken into consideration, including accounts receivable aging, customer credit-worthiness, historical bad debts, and geographic and political risk. While the Company’s credit losses have historically been within our expectations and the allowance established, we might not continue to experience the same credit loss rates that we have in the past. If the financial condition of customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Accounting for Income Taxes

SFAS 109, “Accounting for Income Taxes”, establishes financial accounting and reporting standards for the effect of income taxes. The objectives of accounting for income taxes are to recognize the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in an entity’s financial statements or tax returns. Judgment is required in assessing the future tax consequences of events that have been recognized in our financial statements or tax returns. Fluctuations in the actual outcome of these future tax consequences could materially affect our financial position or our results of operations.

The Company has operations in many countries other than the United States. Transfer prices for services provided between the United States and these countries have been documented as reasonable, however, tax authorities could challenge these transfer prices and assess additional taxes on prior period transactions. Any such assessment could require that the Company record an additional tax provision in our statement of operations.

Income tax assets and liabilities are determined by taxable jurisdiction. The Company evaluates net deferred tax assets in each tax jurisdiction by estimating the likelihood of generating future profits to realize these assets. The Company has assumed that we will not generate sufficient future taxable income to realize these assets and have created valuation reserves to reduce the net deferred tax asset values to zero.

De-Listing Status

On October 20, 2003, the Company announced that it had received notification from the Nasdaq Listing Qualifications Panel (the “Nasdaq Panel”) that the Company’s stock would discontinue trading on the Nasdaq SmallCap Market effective with the open of business on Tuesday, October 21, 2003.

This action followed Tarantella’s appeal to Nasdaq for a listing extension after not meeting the stated time requirements to file SEC Form 10-Q for the Company’s third quarter of fiscal 2003. The Nasdaq Panel determination to delist the Company’s stock was based on the Company’s filing delinquency, public interest concerns, and the nature of the ongoing internal revenue investigation. On December 8, 2003, the Company filed an appeal to reverse that portion of the Nasdaq Panel’s decision relating to its public interest concerns. On February 27, 2004, the Nasdaq advised the Company that its appeal had been denied.

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

Management Changes

On December 11, 2003, the Company announced that the board of directors had appointed Francis E. Wilde as Chief Executive Officer, President and a member of the board of directors. Mr. Wilde succeeds Douglas Michels, who continues with the Company as a strategic advisor. Mr. Michels will also continue as a director of Tarantella.

On January 6, 2004, the Company announced the appointment of John M. Greeley as Chief Financial Officer, reporting directly to Mr. Wilde. Mr. Greeley assumed the CFO responsibilities from Mr. Alok Mohan, who had been serving as acting CFO since September 8, 2003.

In December 2003, Gregory Quinn, Stephen Bannerman and E. Joseph Vitetta, Jr. joined the Company as Vice President North American Operations and Strategic Alliances, Chief Marketing Officer and Vice President Corporate Development, respectively. In January 2004, Mr. Vitetta was also appointed Corporate Secretary. Joseph Makoid joined the Company in January 2004 as Vice President OEM Sales. Messrs. Quinn, Bannerman, Vitetta and Makoid all report directly to Mr. Wilde. In January 2004, Thomas P. Rhodes joined the Company as Vice President-General Counsel. Mr. Rhodes reported to Mr. Greeley. Mr. Rhodes subsequently left the Company in July 2004.

Results of Operations

The Company’s net revenues are derived from software licenses and fees for software maintenance and services.

Net revenues for the three months ended June 30, 2004 decreased by 30% to $2.6 million from $3.8 million in the same period in fiscal 2003. Net revenues for the nine months ended June 30, 2004 decreased by 15% to $9.2 million from $10.9 million in the same period of fiscal 2003. The decrease in revenue performance year to date, broken out geographically, was a $1.1 million decrease in United States, a $0.3 million decrease in Europe and a $0.6 million decrease in Asia. These decreases were partially offset by an increase of $0.3 million in the Canada and Latin America region. The decrease in net revenues for the three and nine months ended June 30, 2004 was mainly due to fewer licenses being sold caused primarily by several large customers’ deals being postponed in the quarter ended June 30, 2004.

License revenues for the three months ended June 30, 2004 were $1.6 million compared to $3.0 million in the same quarter of fiscal 2003, a decrease of 47% from the prior year. License revenues for the nine months ended June 30, 2004 were $6.1 million compared to $8.8 million for the same period of fiscal 2003, a decrease of 31% from the prior year. The decrease in revenues for the three and nine months ended June 30, 2004 is attributed to the reduction in the number of licenses sold caused primarily by several large customers’ deals being postponed in the quarter ended June 30, 2004.

Service revenues increased to $1.1 million for the three months ended June 30, 2004, from $0.8 million in the same period in fiscal 2003, an increase of 39%. Service revenues were 40% of the total revenue for the third fiscal quarter of 2004, compared to 20% for the same period in the prior year. Service revenues increased to $3.1 million for the nine months ended June 30, 2004, from $2.1 million in the same period in fiscal 2003, an increase of 46%. Service revenues were 34% of the total revenue for the first nine months of 2004, compared to 20% for the same period in the prior year. The increase in service revenues for the three and nine months ended June 30, 2004 is the result of an increased percentage of customers purchasing service contracts with new product purchases, as well as an increase in the number of contracts renewed.

International revenues were 50% of total revenues for the third quarter of fiscal 2004 and 57% for the same period in the prior year. For the nine months ended June 30, 2004, international revenues were 57%, compared to 54% for the same period in the prior year.

Costs and Expenses

Cost of license revenues for the three months ended June 30, 2004 increased to $0.2 million from a credit of $14,000 in the same period of fiscal 2003. For the nine months ended June 30, 2004, cost of license revenues increased by 374% to $0.6 million from $0.1 million in the same period of fiscal 2003. Cost of license revenues increased because of the cost of amortization for technology acquired from New Moon and Caststream. The amortization expense for the three and nine months ended June 30, 2004 was $.1 million and $0.4 million, respectively, compared with $39,000 for the three and nine months ended June 30, 2003. There was also an adjustment to a previous estimated royalty accrual in the three and nine months ended June 30, 2003, which reduced the cost of license expense by $0.1 million

Cost of service revenues for the three months ended June 30, 2004 increased by 42% to $0.4 million from $0.3 million in the same period of fiscal 2003. Cost of service revenues for the nine months ended June 30, 2004 increased by 36% to $1.2 million from $0.9 million in the same period of fiscal 2003. Cost of service revenues decreased as a percentage of service revenue, increasing service gross margin from 56% in the third quarter of fiscal 2003, to 59% in the third quarter of fiscal 2004. Service gross margin increased to 63% for the nine months ended June 30, 2004, from 56% for the same period of fiscal 2003. The improvement in the services gross margin for the nine months ended June 30, 2004 is a result of higher revenue partially offset by higher personnel costs.

Total cost of revenues as a percentage of net revenues increased to 25% in the third quarter of fiscal 2004 from 8% for the same period in fiscal 2003. For the nine months ended June 30, 2004, cost of revenues as a percentage of net revenues increased to 19% from 9% for the same period in fiscal 2003. Cost of revenues as a percentage of net revenue increased due primarily to the cost of amortization for technology acquired from New Moon and Caststream, increased support costs, and decreased revenue. The first nine months of fiscal 2003 did not include any amortization for New Moon technology since the acquisition occurred during the third quarter of fiscal 2003.

Research and development expenses increased 8% to $1.15 million in the third quarter of fiscal 2004 from $1.06 million in the comparable quarter of fiscal 2003, and as a percentage of net revenues were 44% and 28%, respectively. The increase in research and development expenses for the three months ended June 30, 2004 can be attributed higher consulting costs of $0.1 million, increased facility costs of $0.1 million offset by a reduction of $0.1 million in salaries. For the nine months ended June 30, 2004 research and development expenses increased 12% to $3.3 from $3.0 million in the comparable period of fiscal 2003, and as a percentage of net revenues were 36% and 27%, respectively. The increase in research and development expenses for the nine months ended June 30, 2004 can be attributed primarily to additional head count in India, one-time start-up costs for the Company’s new India development center, increased contract labor costs related to development of a new product and increased travel costs, partially offset by lower labor costs due to reductions in headcount in the UK development center.

Selling, general and administrative expenses increased 58% to $5.2 million in the third quarter of fiscal 2004 from $3.3 million in the comparable quarter of the prior year. The increase in expenses for the three months ended June 30, 2004 is due primarily to an increase in head count and consist of $1.0 million increase in personnel and contractor costs, $0.3 million increase in professional services of, $0.3 million increase in travel costs, $0.2 million increase in facility costs, and $0.1 million increase in marketing expenses. For the nine months ended June 30, 2004, selling, general and administrative expenses increased 37% to $14.7 from $10.7 million in the comparable period of fiscal 2003. The increase in expenses for the nine months ended June 30, 2004 is due to an increase of $1.7 million in professional fees of which $0.9 million was related to the internal revenue investigation, $0.6 million increase in commission payments, payouts to terminated employees made under change in control agreements of $0.5 million, increased travel costs of $0.4 million, increased facility costs of $0.3 million, increased recruiting costs of $0.2 million, and increased stock compensation expense of $0.2 million. Selling, general and administrative expenses as a percentage of net revenues were 199% in the third quarter of fiscal 2004 and 88% in the same period in fiscal 2003. For the nine months ended June 30, 2004, selling, general and administrative expenses were 159% of net revenues compared to 98% in the same period of fiscal 2003.

There was a provision adjustment to the restructuring accrual of $26,000 in the third quarter of fiscal 2004 because the actual restructuring charges were lower than originally estimated. In the third quarter of fiscal 2003 there was restructuring charge of $0.1 million. For the nine months ended June 30, 2004 there was a restructuring charge of $19,000, offset by a provision adjustment of $34,000. For the nine months ended June 30, 2003, restructuring charges were $1.3 million for a restructuring plan that was initiated in the first and third quarter of fiscal 2003. The Company cannot assure that its current estimates of costs associated with these restructuring actions will not change during the implementation period.

Interest income was $34,000 for the third quarter of fiscal 2004 and $5,000 for the same period in fiscal 2003. For the nine months ended June 30, 2004, interest income was $47,000 compared with $52,000 for the same period in fiscal 2003. The increase in interest income for the three months ended June 30, 2004, reflects the higher average cash balances held for the quarter. The decrease in interest income for the nine months ended June 30, 2004, reflects lower average cash balances held for the nine months ended June 30, 2004. Interest income was also lower due to a lower average interest rate for the nine months ended June 30, 2004 compared to the nine months ended June 30, 2003.

Interest expense was $9,000 for the third quarter of fiscal 2004 and $1,000 for the same period in fiscal 2003. For the nine months ended June 30, 2004, interest expense was $27,000 as compared to $2,000 for the same period in fiscal 2003. The increase in interest expense for the three and nine months ended June 30, 2004 is due to interest being accrued for deferred rent payments in the amount of $9,000 per quarter.

Gain on sale of investments was $0.7 million for the three and nine months ended June 30, 2004 compared to none for the same period of fiscal 2003. During the third quarter of fiscal 2004, the Company sold 505,767 shares of Rainmaker stock. The Company accounted for this investment as available-for-sale, and accordingly, recorded it at fair market value based on quoted market prices. The Company received cash of $0.9 million and recorded a gain on investments of $0.7 million. The cost of the investment was $0.2 million. The Company no longer holds any shares of Rainmaker stock. The Company did not record any gains or losses on investments during the nine months ended June 30, 2003.

Impairment of investments was $151,000 for the three and nine months ended June 30, 2003. There was no investment impairments during the nine months ended June 30, 2004. The investment impairment, which was made in the third quarter of fiscal 2003, was a write-down of an investment in a private company to reflect a decline in stock price from the last stock offering to the then most recent stock offering.

Other expense, net was $18,000 in the third quarter of fiscal 2004, compared to other income, net of $33,000 for the same period of fiscal 2003. For the nine months ended June 30, 2004, other expense, net was $129,000 compared to other income, net of $82,000 for the same period in fiscal 2003. The other expense, net for the third quarter of fiscal 2004 was mainly for foreign exchange losses of $9,000 and bank charges of $8,000. The other income, net for the third quarter of fiscal 2003 was mainly gain on foreign exchange of $44,000, partially offset by bank charges of $16,000.

Income tax provision was $44,000 for the third quarter of fiscal 2004 compared to $122,000 for the same period in fiscal 2003. For the nine months ended June 30, 2004 and 2003 the income tax provision was $0.2 million and $0.3 million, respectively. The tax provision for the three and nine months ended June 30, 2004 and 2003, reflects foreign taxes payable. The lower expense for the three and nine months ended June 30, 2004 is due to the lower expected tax liabilities for the Company’s European branches as compared to the previous fiscal year.

Net loss for the third quarter of fiscal 2004 was $3.7 million compared to net loss of $1.2 million for the same quarter of fiscal 2003. For the nine months ended June 30, 2004, net loss was $10.1 million compared to $5.3 million for the same period of fiscal 2003. The increase in net loss is primarily due to lower revenues and higher costs and expenses.

Liquidity and Capital Resources

The Company has financed its operations through private offerings of the Company’s common stock and bank borrowings. As of June 30, 2004, the Company’s principal source of liquidity included cash and cash equivalents of $13.5 million, representing 66% of total assets. During the second quarter of fiscal 2004, the Company closed its available bank line of credit under which the Company had no outstanding borrowings. The increase in cash and cash equivalents of $10.4 million in the first nine months of fiscal 2004 is due primarily to the completion of two private placements of common stock and warrants which resulted in net proceeds to the Company of approximately $17.8 million, net proceeds from issuance of common stock from stock option and purchase plans of $.2 million and, the sale of 505,767 shares of Rainmaker stock which resulted in net proceeds to the Company of approximately $0.9 million. The increase in cash from the proceeds from the sale of the Company’s common stock and sale of Rainmaker stock was partially offset by cash used for operating activities of $7.6 million, the purchase of property and equipment of $0.6 million, and the pay down on the line of credit of $0.3 million.

The Company’s operating activities used cash of $7.6 million during the first nine months of fiscal 2004, compared to $5.5 million used for operating activities in the first nine months of fiscal 2003. The increase in the cash used for operating activities is due primarily to the net loss offset by an increase in deferred revenues. Cash used in investing activities was $284,000 in the first nine months of fiscal 2004 compared to cash provided of $3.1 million in the first nine months of fiscal 2003. Cash provided by financing activities was $17.7 million in the first nine months of fiscal 2004 compared with cash used of $81,000 for the same nine months of fiscal 2003. Cash provided by financing activities in the first nine months of fiscal 2004 includes proceeds from two private placements of $17.8 million, net of expenses, partially offset by a pay down on the line of credit of $0.3 million.

The Company’s days sales outstanding (“DSO”) at June 30, 2004 was 57, a decrease of 18 days from 75 days at June 30, 2003. DSO decreased because the past due accounts receivable have decreased from $1.1 million to $0.4 million due to improved accounts receivable collections and lower revenue levels for the quarter ending June 30, 2004 as compared to the quarter ending June 30, 2003. As of June 30, 2004, 79% of the accounts receivable were current compared with 73% at June 30, 2003.

On December 26, 2003, the Company completed a private placement of common stock and warrants to the following investors: Special Situations Technology Funds, Starlight Technology Partners LLC, an investment group in which Mr. Wilde acts as Managing Director, and an additional private investor, resulting in gross proceeds to the Company of approximately $2,750,000. In connection with the financing, the Company paid placement fees in the amount of $91,250.

On February 23, 2004, the Company announced the completion of a second private placement of common stock and warrants to various investors. In the private placement, the investors purchased 11,678,580 shares of Tarantella common stock at a price of $1.40 per share for gross proceeds of $16,350,000. The investors also acquired warrants to purchase up to an additional 2,335,714 shares at an exercise price of $1.70 per share. The warrants are exercisable for five years. If the warrants are fully exercised, the Company would receive additional gross proceeds of approximately $3,970,714. The Company also has agreed to register the shares of common stock issued to the investors as well as the shares issuable upon exercise of the warrants for resale once the Company has complied with its reporting obligations under the Securities Exchange Act of 1934, as amended. In connection with the financing, the Company incurred fees in the amount of $1,198,000, which included placement agent fees, legal and accounting fees, and issued warrants to purchase 322,500 shares at $1.70 per share. The warrants have lives of five years.

The Company has paid in full its capital lease obligation in November 2003 and has no commitments as of June 30, 2004. At June 30, 2004, the Company has operating lease commitments of $0.4 million for the remainder of fiscal 2004 and $1.6 million, $0.4 million, and $0.3 million for fiscal 2005, fiscal 2006 and fiscal 2007 respectively.

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

The results of operations for any quarter or fiscal year are not necessarily indicative of the results to be expected in future periods. The Company’s operating results have in the past been, and will continue to be, subject to quarterly and annual fluctuations as a result of a number of factors, including but not limited to:

•	overall technology spending;

•	changes in general economic conditions and specific market conditions in the internet infrastructure industry;

•	rapid technological changes that can adversely affect the demand for the Company’s products;

•	fluctuations in demand for the Company’s products and services;

•	the public’s perception of the Company and its products;

•	the long sales and implementation cycle for the Company’s products;

•	general industry trends and the potential effects of price and product competition in the internet infrastructure industry;

•	the introduction and acceptance of new technologies and products;

•	reductions in sales to, or loss of, significant customers;

•	the timing of orders, timing of shipments, and the ability to satisfy all contractual obligations in customer contracts;

•	the impact of acquired technologies and businesses;

•	the Company’s ability to control spending and achieve targeted cost reductions;

•	the ability of the Company to generate cash adequate to continue operations;

•	the potential loss of key employees;

•	the Company’s ability to attract and retain qualified personnel;

•	adverse changes in the value of equity investments in third parties held by the Company; and

•	the ability of the Company’s customers and suppliers to obtain financing or to fund capital expenditures.

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

Any significant downturn in the Company’s customers’ markets, or domestic and global conditions, which result in a decline in demand for their software and services, could harm the Company’s business. The state of the economy has had a negative impact on the software industry. This could result in customers continuing to delay or cancel orders for software. Any of these occurrences could have a significant impact on the Company’s operating results, revenues and costs and may cause the market price of the Company’s common stock to decline or become more volatile.

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

Any inability to hire, retain or integrate key personnel will impact our business

The Company relies heavily on the contributions of its senior management and other key management and technical personnel. The competition for such employees is extremely intense, particularly in the technology-centric regions where we operate. The Company may not be able to hire, retain and integrate such key personnel. The loss of any individual member of the Company’s management team or other key employees may create disruptions in its business. In fact, most of the Company’s senior management team, including

•	Francis E. Wilde, its Chief Executive Officer (CEO), President and a Director,

•	John M. Greeley, its Chief Financial Officer,

•	Gregory Quinn, its Vice President North American Operations and Strategic Alliances,

•	Stephen Bannerman, its Chief Marketing Officer,

•	E. Joseph Vitetta, Jr., its Vice President Corporate Development, and

•	Joseph Makoid, its Vice President OEM Sales,

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

Following the divestiture of its server software and professional services divisions in May 2001, the Company has not achieved profitability, and may never generate sufficient revenues to achieve profitability. As of June 30, 2004 the Company had an accumulated deficit of approximately $134,960,000. Many of the Company’s operating expenses are relatively fixed in nature, particularly in the short term, and it expects to continue to incur significant operating expenses in connection with the expansion of its sales and marketing efforts. The Company also expects to incur noncash charges relating to amortization of intangibles related to past acquisitions. The Company must therefore generate revenues sufficient to offset these increased expenses in order for it to become profitable. The Company cannot guarantee that it will successfully generate sufficient revenues or that it will ever achieve profitability. If it does achieve profitability, it may not be able to sustain it.

The outcome of SEC inquiry is uncertain.

The Company has been in contact with the Securities and Exchange Commission regarding an informal inquiry related to the Company’s restatement of financial statements for fiscal year 2002 and the first two quarters of fiscal year 2003. At this time, the Company has no information that the Securities and Exchange Commission intends to take any action with respect to the issues related to the inquiry.

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

The Company may continue to make investments in complementary companies, products or technologies. If the Company buys a company or a division of a company, the Company may experience difficulty integrating that company or division’s personnel and operations, which could negatively affect operating results. In addition:

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

The stock market in general, and the market for shares of technology companies in particular, has experienced extreme price and volume fluctuations, which have often been unrelated to the operating performance of the affected companies. Strategic factors such as new product introductions, and acquisitions or restructurings by the Company or its competitors may have a significant impact on the market price of the Company’s common stock. Furthermore, quarter-to-quarter fluctuations in operating results may have a significant impact on the market price of the stock. These conditions, as well as factors that generally affect the market for stocks of high technology companies, could cause the price of the Company’s stock to fluctuate substantially over short periods.

The Company’s common stock may be difficult to trade.

The Company’s stock was de-listed from the Nasdaq SmallCap on October 21, 2003, and is now quoted on the Over-the-Counter (“OTC”) Pink Sheets. Trading the Company’s stock may be more difficult due to the limited trading activity on the OTC market. This could cause a further decline in the Company’s stock price. Declines in the market price of the Company’s stock could greatly impair the Company’s ability to raise capital through equity or debt financing.

The Company registered 24,085,891 shares of our common stock on a registration statement on Form S-1, which was declared effective by the SEC on August 13, 2004. Those shares are eligible for sale on the open market, which may cause the trading price of the Company’s common stock to fluctuate or decline.

The Company has registered for sale on Form S-1 up to 24,085,891 shares of its common stock and shares of common stock issuable upon exercise of warrants held by investors, shareholders of acquired companies, its executive officers and directors and certain other parties. While certain of the shares and warrants are subject to trading restrictions, the majority of them are not. Therefore, the Company has little control over the timing of any sales of shares by any of the selling shareholders. As a result, the market price of the Company’s common stock may fall if a large portion of those shares is sold in the public market. If the Company issues shares of its common stock in subsequent transactions, further diluting the number of shares outstanding, the price of its common stock could continue to fluctuate or decline.

The corporate actions of the Company are substantially controlled by principal shareholders.

The Company’s principal shareholders beneficially own approximately 50% of its outstanding common stock. These shareholders, if they acted together, could exert substantial control over matters requiring approval by the Company’s shareholders, including electing directors and approving mergers or other business combination transactions. This concentration of ownership may also influence the outcome of a change in control of the Company, which could deprive its shareholders of an opportunity to receive a premium for their stock as part of a sale of the Company and might reduce its stock price. These actions may be taken even if they are opposed by the Company’s other shareholders.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market-Rate Sensitive Instruments and Risk Management

The Company is exposed to market risk related to changes in interest rates and foreign currency exchange rates. It does not use derivative financial instruments for speculative or trading purposes.

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

Part II. Other Information

Item 1. Legal Proceedings

On August 28, 2003, a former Tarantella sales representative filed an action against Tarantella, Inc. and Tarantella International, Inc., a wholly owned subsidiary of Tarantella Inc., (collectively, “Tarantella”) in the California Superior Court in Santa Clara County, California. The complaint purports to state claims for breach of contract, negligent and intentional misrepresentation, fraud, and deceit. The complaint alleges that the plaintiff is owed commissions on certain sales of Tarantella products, and seeks an unspecified amount of damages, correction of the purported contract, prejudgment interest, punitive damages and costs. On September 25, 2003, Tarantella filed a response denying the claims and asserting affirmative defenses. Both parties currently have motions pending before the court to attempt to resolve some of the plaintiff’s claims. The case has been set for trial on October 25, 2004.

Tarantella believes the allegations contained in the complaint are without merit and intends to continue to defend the action vigorously. Should the plaintiff’s claims succeed, however, Tarantella could be required to pay monetary damages, which could have a material adverse effect on Tarantella’s business, financial position and results of operations.

No other material legal proceedings are pending to which the Company is a party.

Item 2. Changes in Securities and Use of Proceeds

On December 26, 2003, the Company completed a private placement of common stock and warrants resulting in gross proceeds to the Company of approximately $2,750,000. In connection with the financing, the Company paid fees in the amount of $91,250. In the private placement, the investors purchased 2,750,000 shares of Tarantella common stock at a price of $1.00 per share. The investors also acquired warrants to purchase up to an additional 550,000 shares at an exercise price of $1.39 per share. The warrants are exercisable for five years. The Company also has agreed to register the shares of common stock issued to the investors as well as the shares issuable upon exercise of the warrants for resale. In connection with the investment, the Company also amended its existing shareholder rights plan such that Special Situations shall be permitted to acquire up to 30% beneficial ownership of the outstanding stock of the Company without triggering the Company’s shareholder rights plan, provided that for purposes of determining Special Situations’ beneficial ownership, neither the warrants nor any future exercises of warrants will be considered.

On February 19, 2004, the Company announced the completion of a second private placement of common stock and warrants to various investors. In the private placement, the investors purchased 11,678,580 shares of Tarantella common stock at a price of $1.40 per share for gross proceeds of $16,350,000. The investors also acquired warrants to purchase up to an additional 2,335,714 shares at an exercise price of $1.70 per share. The warrants are exercisable for five years. If the warrants are fully exercised, the Company would receive additional gross proceeds of approximately $3,970,714. The Company also has agreed to register the shares of common stock issued to the investors as well as the shares issuable upon exercise of the warrants for resale. In connection with the financing, the Company paid fees in the amount of $1,198,000, which included placement agent fees, legal and accounting fees and issued warrants to purchase 322,500 shares at $1.70 per share.

Item 3. Defaults Upon Senior Securities

Not applicable

Item 4. Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Shareholders on May 27, 2004. At the meeting, shareholders voted upon the following actions:

(a)	Election of Directors:

	FOR	WITHHELD
Ninian Eadie	23,583,584	183,114

Ronald Lachman	23,596,875	169,823

Douglas L. Michels	23,520,449	246,249

Alok Mohan	23,546,759	219,939

Bruce Ryan	23,588,646	178,052

Francis E. Wilde	23,569,861	196,837

Gilbert P. Williamson	23,573,695	193,003

The seven nominees who received the highest number of votes (all of the above individuals) were elected to the Board of Directors, and will serve as directors until our next annual meeting and until his or her successor is elected and qualified.

(b)	Amendment of 2002 Incentive Stock Option Plan to increase the number of shares reserved for issuance thereunder by 1,500,000 shares:

FOR	AGAINST	ABSTAIN	NON-VOTES
18,600,866	786,610	35,453	4,343,769

The amendment was approved.

(c)	Amendment of Employee Stock Purchase Plan to increase the number of shares reserved for issuance thereunder by 250,000 shares:

FOR	AGAINST	ABSTAIN	NON-VOTES
19,106,630	283,434	32,865	4,343,769

The amendment was approved.

(d)	Ratification of the appointment of Deloitte & Touche LLP as independent public accountants of the Company for the fiscal year ending September 30, 2004:

FOR	AGAINST	ABSTAIN	NON-VOTES
23,648,884	62,966	54,848	0

The appointment was ratified.

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

(b) Reports on Form 8-K

The Company filed the following Reports on Form 8-K during the quarter ended June 30, 2004:

On April 2, 2004, Tarantella, Inc. filed a Report on Form 8-K announcing that on March 29, 2004, the Company completed the acquisition of Caststream, Inc., a privately-held California corporation (“Caststream”), pursuant to a Stock Exchange Agreement (the “Agreement”), dated March 29, 2004. Pursuant to the Agreement, Tarantella purchased all of the outstanding shares of Caststream in exchange for a total of 200,000 newly issued shares of Tarantella common stock and warrants. In addition, Tarantella assumed certain liabilities estimated to be approximately $40,000.

On April 2, 2004, Tarantella, Inc. filed a Report on Form 8-K/A amending a Form 8-K that was filed on June 9, 2003. The original Form 8-K filing announced the completion of the Company’s acquisition of New Moon Systems Inc., a privately-held California. The amendment added pro-forma financial information that was not available at the time of the original filing.

On April 6, 2004, Tarantella, Inc. filed a Report on Form 8-K reporting the results of operations for Tarantella’s first fiscal quarter for the period ended December 31, 2003

On April 6, 2004, Tarantella, Inc. filed a Report on Form 8-K announcing that on March 29, 2004, the Company completed a Purchase Agreement with Olympus Securities, LLC (the “Olympus Agreement”). Pursuant to the Agreement, the Company issued 140,000 shares of the Company’s common stock at a purchase price of $1.00 per share in lieu of payment of a finder’s fee owed to Olympus Securities, LLC for the December 2003 private placement of the Company’s securities. Further, the Company has an obligation to file a registration statement for the registration of the shares.

On April 30, 2004, Tarantella, Inc. filed a Report on Form 8-K reporting the results of operations for Tarantella’s second fiscal quarter for the period ended March 31, 2004.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TARANTELLA, INC.

By:	/s/ JOHN M. GREELEY
John M. Greeley Vice President, Chief Financial Officer August 16, 2004

By:	/s/ ROBERT MORLEY
Robert Morley Vice President, Corporate Controller August 16, 2004