Form 10-K
period 2004-09-30
TARANTELLA INC
filed 2004-12-29
CIK 851560

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended September 30, 2004

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

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of the Common Stock on November 30, 2004, was approximately $17,876,650.

As of November 30, 2004, registrant had 27,629,806 shares of Common Stock outstanding.

TARANTELLA, INC.

Form 10-K

For the Fiscal Year Ended September 30, 2004

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

Certain information and statements contained in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other sections of this report, including statements containing words such as “could”, “expects”, “may”, “anticipates”, “believes”, “estimates”, “plans”, and similar expressions, are forward-looking statements. The forward-looking statements of Tarantella, Inc. (also referred to as “Tarantella”, “The Company”, “we”, “us”, or “our”) are subject to risks and uncertainties. Some of the factors that could cause future results to materially differ from the recent results or those projected in the forward-looking statements include, but are not limited to, significant increases or decreases in demand for our products, increased competition, lower prices and margins, changes in customer buying patterns, failure to successfully develop and market new products and technologies, competitor introductions of superior products, continued industry consolidation, instability and currency fluctuations in international markets, product defects, failure to secure intellectual property rights, results of litigation, failure to retain and recruit key employees, adverse economic conditions, ability to carry forward certain deferred tax benefits, acts of war or global terrorism, and unexpected natural disasters.

Actual results could differ materially from those projected in the forward-looking report and those described in other reports under the Securities Exchange Act of 1934. Readers are referred to the “Sales Channels, Marketing and Distribution,” “Technical Support and Services,” “Research and Development,” “Competitive Strengths,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and sections contained in this Annual Report on Form 10-K, which identify some of the important factors or events that could cause actual results of performances to differ materially from those contained in the forward-looking statements.

We undertake no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this Form 10-K.

Available Information

Our website is http://www.tarantella.com. Through a link on the Investor Relations section of the website, the Company makes available the following filings as such reports become available on the Securities and Exchange Commission website: the Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Section 16 filings (Form 4) and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. The public may read and copy any materials filed with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C., 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. The address of that site is http://www.sec.gov. Information contained on our website is not part of this report.

Company Background

The Company was incorporated in 1979 as a California corporation under the name The Santa Cruz Operation, Inc. (“SCO”). On May 4, 2001, SCO completed the sale of its Server Software and Professional Services Divisions to Caldera Systems, Inc., retaining the Tarantella Division. Upon the completion of the sale, SCO changed its corporate name to Tarantella, Inc.

Tarantella is a leading provider of secure application access software to customers’ sites worldwide. Tarantella enables organizations to access and manage information, data and applications across all platforms, networks and devices. Tarantella bridges the gap between vendors and customers, ensuring that customers have complete access to business-critical information. Using Tarantella’s software, customers realize the benefits of secure corporate data, maximizing return on existing information technology (“IT”) assets and improved productivity. We market our products through the internet, key industry partnerships, and a worldwide network of consultants and resellers.

We are headquartered in Santa Cruz, California, operate development centers in the United States, the United Kingdom and India, and have sales presence in the U.S., U.K., Germany, the Netherlands, Canada, Brazil, France, Spain and Italy. We maintain exclusive distribution relationships in Japan as well as distribution and agent relationships in China, and Northern and Southeast Asia. In total, our products are available through resellers in more than 30 countries.

Our flagship product, Tarantella Secure Global Desktoptm Enterprise Edition, a UNIX/Linux-based secure application access suite, is installed in corporations and governmental agencies around the world. We introduced Secure Global Desktop Enterprise Edition to the marketplace in 2001 as our Tarantella Enterprise 3 product.

We also offer a Windows-based application access product, Tarantella Secure Global Desktoptm Terminal Services Edition. Terminal Services Edition is positioned as a companion to Microsoft Windows Terminal Services, and is intended for use by small to mid-sized business customers and departmental deployments with Windows-only infrastructure. Terminal Services Edition is distributed via an internet webstore as well as through our channel partners. In May 2004, we began a program offering a Terminal Services Edition user license at no fee, provided the licensee acquires two years of maintenance per user with the license. Terminal Services Edition was previously known as New Moon Canaveral iQtm from Tarantella®. This product has been added to our portfolio of product offerings following our acquisition of New Moon Systems, Inc. in June 2003.

In March 2004, we acquired Caststream, Inc. and added its cast:streamtm product to our list of offerings. cast:streamtm is an integrated suite of applications that enable live and on-demand presentations including video and audio synchronized graphics and animation that enhances interactivity.

We also continue to offer our earlier client integration products that were introduced in the 1990s. These offerings are part of our Vision2Ktm suite of products.

Our strategy is to focus on the application access needs of Forbes Magazine Global 2000 firms and mobile service providers, and deliver purpose-built, non-invasive, non-disruptive infrastructure software solutions to meet the needs of new classes of users and applications, including new wireless applications, home information service providers and web services applications. From a sales perspective, we approach our target market through our worldwide, integrated sales process, including direct sales, channel partners and strategic alliances.

The scalability and flexibility of Secure Global Desktop Enterprise Edition in heterogeneous and demanding system architectures differentiates it from competing products. Secure Global Desktop Enterprise Edition software installs on all major UNIX and Linux platforms and delivers Windows, UNIX, Linux, Mainframe and web-based applications. Our products can also be used in place of, or to augment, Virtual Private Network (“VPN”) or extranet products. Our Secure Global Desktop Terminal Services Edition product was designed expressly as a companion to Microsoft Windows Terminal Services and is designed to satisfy the needs of small to medium-sized enterprises and departments of larger enterprises who find products such as Citrix’s Metaframe XP to be too complex and too expensive to implement. Secure Global Desktop Terminal Services Edition seamlessly installs in an organization’s existing Microsoft infrastructure to host Windows-based client software on centralized Microsoft Windows servers.

Geographic Information

See Note 20 of Notes to Consolidated Financial Statements, “Industry and Geographic Segment Information” regarding the geographies in which we operate.

Tarantella Mission and Vision: Managed, Secure, Adaptive Application Access

We believe application access will play an increasingly prominent role in a ubiquitously wired world. As more companies find themselves with an increasingly distributed workforce, we see server-based application hosting as the most cost-effective way of delivering applications to businesses, homes and mobile users, regardless of time or location. Our mission is to become the world’s leading provider of managed, secure and adaptive application access software for Global 2000 companies and government agencies around the world.

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

Our product offerings address global enterprises’ needs for remote and mobile access, flexible business continuance plans and provide ways to cut the high costs and risks of managing distributed desktop computers. Our software suite is a powerful solution regardless of company size or platform environment.

Key Customer Benefits—Application Access and Server-Centric Computing, including:

•	centralizing Information Technology (“IT”) systems for cost savings and increased return on investment;

•	facilitating distributed server consolidation;

•	prolonging IT asset life—desktops, applications, servers, etc.;

•	enabling application access through leading web portal products;

•	facilitating centralized management of intellectual property and data files;

•	enabling delivery of existing applications over the internet instantly without the need to rewrite existing software;

•	facilitating enhanced security and disaster recovery; and

•	delivering web-based application access and workforce mobility.

Target Markets

Our software products provide secure access to business networks that are used by various types and sizes of companies. However, several target markets have emerged in which the Tarantella value proposition is particularly compelling, including large financial institutions, government agencies (federal, local, and defense departments), utilities and telecommunications.

Our target customers generally employ heterogeneous or mixed information systems architectures, are often geographically dispersed with remote access requirements and are under operational pressures to reduce costs while optimizing a maximum return on assets. These companies require extremely high levels of security to protect their information assets as they provide remote access. Large companies with diverse application platforms and a widely distributed user base are an excellent fit for a Tarantella solution. The scalability and flexibility features of our software differentiate it from competitors who cannot scale to meet the demanding heterogeneous architectures of the largest enterprises.

Industry Background

We compete in the “Server-Based Computing” segment of the software industry. The core element of this market has achieved maturity in the vast majority of Fortune 1000 companies that have adopted server-based computing. However, we believe there will be continued interest in remote access solutions. Significant market drivers include an increase in wired and wireless connectivity to serve increasingly distributed users, the continuing market shift to Linux and Open Source technologies, and larger budgets as companies upgrade legacy enterprise applications. Our major competitor in this industry is Citrix Systems, Inc., who has a majority market share in the Windows-based server-based computing industry.

Competitive Strengths

The Tarantella Secure Global Desktop Enterprise Edition and Secure Global Desktop Terminal Services Edition solutions face strong competition from a range of point products from companies that include Citrix Systems, Inc., Hummingbird Ltd., and Attachmate Corporation. For example, Citrix is the market leader in providing remote access to Windows applications, while Hummingbird and Attachmate are viable competitors for UNIX and mainframes, respectively.

While each of these competitors is formidable in its own space, we offer an integrated approach, designed to meet enterprise requirements across the board. Our software solutions address the various needs of specific customer segments, regardless of company size or IT sophistication. Additionally, our products often work alongside those of our competition.

The scalability and flexibility of the solution in heterogeneous and demanding architectures differentiates Secure Global Desktop Enterprise Edition from its competitors. Our Enterprise Edition software installs on all major UNIX and Linux platforms and delivers Windows, UNIX, Linux, Mainframe and web-based applications. Our products can also be used in place of, or to augment, VPN or extranet products.

Secure Global Desktop Terminal Services Edition was designed as a companion to Microsoft Terminal Services targeted to the needs of small and medium-sized enterprises and departments of larger enterprises seeking a simple and cost-effective alternative to such products as Citrix’s Metaframe XP. Secure Global Desktop Terminal Server Edition seamlessly installs in an organization’s existing Microsoft infrastructure to host Windows-based client software on centralized Microsoft Windows servers.

Strategic Relationships

Strong industry partners augment our Tarantella enterprise value proposition.

Tarantella entered into an agreement with IBM in September 2004, pursuant to which our Tarantella Secure Global Desktop Enterprise Edition software has been accepted into the IBM Server Proven Program and is a member of the IBM Leaders for Linux program. Furthermore, pursuant to the Agreement, Tarantella is a member of IBM’s prestigious Software Vendor Logo program. IBM features Secure Global Desktop Enterprise Edition on the IBM price list for direct sales through IBM and the IBM sales representatives are compensated for selling it. We have developed several strategic marketing initiatives with IBM, and have signed distribution/partner agreements with their largest reseller in the US (Mainline Information Systems) and in Europe (Morse plc).

Secure Global Desktop Enterprise Edition is also Sun Tone Certified, and we are a featured technology/development partner for Sun Ray, Java Desktop System, SPARC Solaris and the Java Enterprise Server. In addition, Sun Professional Services has a worldwide contract to resell licenses of Tarantella Secure Global Desktop Enterprise Edition. We also have a worldwide joint marketing agreement with Sun Microsystems and have signed distribution agreements with some of the largest Sun distributors in the world, including GE Access in the U.S., and Morse plc in the U.K.

We recently announced an OEM agreement with Novell, Inc. to bundle Novell’s SUSE Enterprise Server 9 Linux distribution with Enterprise Edition to form a “software appliance.” This software appliance will be marketed initially via OEMs, but is also expected to form the basis for new channel products such as Morse’s Secure Global Desktop for BladeCenter product.

We are a Microsoft Gold Certified ISV Partner and licensee of the Remote Desktop Protocol specification. We view Secure Global Desktop Terminal Services Edition as an important complement to Microsoft Windows Terminal Services. Terminal Services Edition completes the Terminal Services experience for end users.

In addition to IBM, Sun, Novell and Microsoft, we also have built strategic relationships with Oracle, Computer Associates and a variety of thin client vendors, such as ChipPC, eSeSix, Igel, Maxspeed, Neoware, Netvoyager, Priam, VXL, and Wyse. Our Technology Alliance Group (“TAG”) program demonstrates our dedication to forging strong alliances with these vendors, and our TAG certification ensures compatibility with either Secure Global Desktop Enterprise Edition or Secure Global Desktop Terminal Services Edition. Members of the Tarantella TAG Program include: Aventail, Sun Microsystems, Neoware, Wyse, Fujitsu Siemens, CodeWeavers, and Hewlett Packard. These strategic relationships, both new and ongoing, provide us with additional credibility and leverage in selling to the enterprise market.

Our Products

We offer a comprehensive, server-centric computing product line serving a broad cross-section of customers. This is accomplished by market bifurcation and by addressing distinct customer segments with purpose-built software solutions: Secure Global Desktop Enterprise Edition and Secure Global Desktop Terminal Services Edition. As a result, our software solutions deliver the benefits of application access and server-centric computing to organizations with the simplest computing and network environments as well as to those with the largest and most complex.

Product Offerings

Our product offerings include Tarantella’s flagship products Secure Global Desktop Enterprise Edition, and Secure Global Desktop Terminal Services Edition software products, in addition to our cast:stream suite of applications and the established Vision2K suite of products, as described below:

Secure Global Desktop Enterprise Edition

Secure Global Desktop Enterprise Edition software focuses on organizations with large, heterogeneous and complex IT environments with overriding requirements for flexibility, scalability and application and data security. Customers of Secure Global Desktop Enterprise Edition software generally have well-developed UNIX support infrastructure and capabilities. Our patented technology was designed for the internet and enterprise intranets. Our Adaptive Internet Protocol is designed to optimize the tradeoffs between bandwidth and application performance to give users the best possible experience over any speed connection.

The Tarantella architecture is based on a three-layer approach, whereby the Tarantella server sits in between the application layer (server) and the client layer (user). The non-intrusive nature of our solution allows installation in the network infrastructure without impacting existing applications or clients.

Secure Global Desktop Enterprise Edition software provides secure, universal access to corporate applications, whether modern or legacy, including those that run on Microsoft Windows, UNIX, Linux, mainframe or midrange servers. With Secure Global Desktop Enterprise Edition software, users access applications remotely from a client device (anything from a thin client to a top-of-the-range PC) needing only a web browser (such as a current version of Microsoft Internet Explorer or Netscape Navigator), with Java technology enabled. A native client version is also available to operate without a web browser. The centralized management capabilities of Secure Global Desktop Enterprise Edition scales to accommodate rapid corporate change, technological advancement and expanding remote access needs. The product can span global multi-site IT architectures, unifying and simplifying IT complexity and diversity, providing an enhanced level of business continuity via increased application availability.

Secure Global Desktop Enterprise Edition software’s elegant, three-tier “drop-in” architecture means there is no need to modify clients, networks, applications or the servers on which they run, making the software ideal for heterogeneous platform environments and large-scale deployment scenarios. Users access all applications through a single, unified and familiar web-based interface. Global resources are opened up without increasing vulnerability, change is managed rapidly and complex IT infrastructures can be simplified without major disruption, expensive development or costly administration.

Secure Global Desktop Enterprise Edition software enables users to access business applications over the internet, without jeopardizing corporate security, affecting the end user, disrupting the existing infrastructure or requiring costly alternatives, such as a VPN. Secure Socket Layer security, encryption technology and firewall and proxy server traversal are included.

Secure Global Desktop Terminal Services Edition

Secure Global Desktop Terminal Services Edition provides server-based computing for small to mid-sized companies and departments of larger companies that primarily use Microsoft Windows operating systems and platforms in their IT infrastructure. Secure Global Desktop Terminal Services Edition’s design focus is on simple installation and deployment, ease of administration and seamless integration with a Microsoft infrastructure. Secure Global Desktop Terminal Services Edition is a simple, intelligent and cost-effective application access solution for Microsoft-based IT companies.

Secure Global Desktop Terminal Services Edition helps organizations fully leverage their investment in Microsoft infrastructure by extending the Windows Terminal Services capabilities available within Microsoft Windows Server 2000 and 2003. The software enhances Windows Terminal Services’ client experience by adding features like seamless windows, enhanced printing and file saving functionality, as well as application access through web-based browsers, Windows desktops or the Windows Start Menu. At the network level, Secure Global Desktop Terminal Services Edition enables Windows Terminal Services to more effectively scale to multiple servers and higher user counts by providing:

•	application-level load balancing;

•	application, user and server provisioning; and

•	reporting and monitoring capabilities.

Secure Global Desktop Terminal Services Edition easily integrates into existing Microsoft environments, providing an affordable solution to centralize the hosting of applications, both over a local area network or to remote users.

cast:stream Suite of Applications

cast:stream provides a logical extension to our focus on remote access and communication in a distributed digital world. The cast:stream suite of applications provides users with a robust method of broadcasting digital presentations to an audience wherever they may be. cast:stream delivers both live and on-demand presentations including video and audio with synchronized graphics and animation that enhances interactivity. Participants remain engaged with the presenter through advanced communication and collaboration tools, such as instant messaging and real-time polling feedback.

The presenter controls the live broadcast through the cast:stream Moderator application. In addition to cueing up slides and rich media, the Moderator also provides the presenter with audience feedback and broadcast status information.

The cast:stream Server application synchronizes slides with streaming video and audio, to provide a coordinated and uninterrupted presentation for viewers.

The cast:stream Player application provides the viewer with an immersive user experience, displaying video of the presenter simultaneously with slides and rich media. The Player also allows the viewer to send text messages to the presenter and other participants in real-time during a broadcast for a fully interactive experience.

After a live broadcast is over, the cast:stream Editor application can be used to edit the broadcast for creating on-demand presentations that can be viewed online from a website or offline on a CD, DVD or hard drive.

Vision2K Suite of Products

Integrating the Windows and UNIX worlds, our established Vision2K software suite extends the power and dependability of UNIX servers to the Windows desktop environment and provides character-based and graphical user interface access to UNIX applications.

The Vision2K suite of products consists of:

•	VisionFS—server based file and print sharing;

•	XVision Eclipse—fast access to X applications;

•	TermVision—terminal emulation for Windows and the internet;

•	SuperVision—centralized management of users; and

•	TermLite—lightweight terminal emulator.

Sales Channels, Marketing and Distribution

Our target customers comprise the Global 2000 and government agencies worldwide. With our current worldwide customer sites, we have developed an integrated, three-pronged sales and distribution strategy: direct, channel and web sales. Utilizing an extremely focused direct sales force, as well as enterprise distribution channels, our sales force effectively leverages value-added distributors and resellers, systems integrators, original equipment manufacturers (OEMs) and independent software vendors (ISVs). We select channel partners based on expertise, experience and access to the target markets. In most large opportunities, channel partners and our sales representatives work together on identifying, selling and closing these targeted accounts.

In addition to our enterprise sales process, we sell to small and medium-sized businesses through our PartnerConnecttm program, with registered and associate partners primarily managed by value-added distributors. Our sales network includes the support of over 500 resellers and channel partners globally.

Finally, we use a “web store” as an alternative channel to sell licenses and support agreements for our Secure Global Desktop Terminal Services Edition. By visiting Tarantella’s web site (http://www.tarantella.com/products/) potential users can download a 30-day evaluation copy of the software, install it and decide if it meets their needs. If it does, by again visiting the web store, users can acquire a license key to fully enable the software when they purchase two years of maintenance for the software. After the two year maintenance period concludes, users may renew the maintenance agreement. If the user does not renew the maintenance agreement, the software remains fully enabled, but the user will no longer receive updates and revisions to the software.

We believe web-based marketing and sales can be important new tools for reaching potential users of Tarantella’s products. In addition, we promote our products in print media geared to IT professionals, as well as at trade shows and through other forms of advertising.

Our software is primarily delivered electronically via the internet or shipped to our customers on a compact disc.

Research and Development

Our product development is comprised of one integrated organization with three sites located in Santa Cruz, California; Leeds, United Kingdom; and Pune, India. We have developed or acquired skills in complex internet infrastructure areas including web-based technologies, communications, security, Javatm technology, virtual user interfaces, networking and adaptive protocols, as well as deep expertise in Microsoft platforms such as Windows Terminal Services, Active Directory, Microsoft Windows Server 2000 and 2003, Microsoft SQL, COM, and DCOM. The combined product team has developed strong links with application server vendors, including Microsoft, IBM, Sun and Oracle, as well as with client vendors manufacturing a range of products from traditional desktop and complex workstation clients to thin clients and wireless handheld devices.

We hold seven issued U.S. patents, including “Method of Displaying an Application on a Variety of Client Devices in a Client/Server Network,” “Universal Application Server for Providing Applications on a Variety of Client Devices in a Client/Server Network,” “Network Traffic by Instruction Packet Size Reduction,” “System for Detecting of Peripheral Input Activity and Dynamically Adjusting Flushing Rate of Corresponding Output Device in Response to Detected Activity,” “System and Method for Virtualizing and Controlling I/O of Applications,” “Virtualizing and Controlling Input and Output of Computer Programs,” and “Client-Server Application Partitioning with Metering Technique for Distributed Computing.” We also have a number of patent applications pending, including “Color Quality and Packet Shaping Features for Displaying an Application on a Variety of Client Devices,” “System and Method for Dynamic Allocation of Computing Tasks,” “System and Method for Dynamic Content Allocation,” “Improved Client Server Technique for Distributed Computing,” “System and Method for Managing Access of Distributed Resources,” and “Client-Server Application Partitioning with Metering Technique for Distributed Computing.”

Tarantella devotes resources to ongoing product testing and quality assurance to support product reliability. We believe our ability to integrate product technologies, to incorporate a wide variety of standards into our products and to continue to offer enhancements to our existing products is essential to maintaining a competitive advantage in the marketplace.

Technical Support and Services

Our products are used in business-critical environments that require us to provide customer support and services that are essential to our full product offering. Our services are designed to support customers ranging from small businesses to large enterprises, both at the end user and reseller levels. We offer a variety of support programs and services through our worldwide customer support and services staff as well as through our authorized third-party education staff, support and channel partners, including:

•	Technical Support —Online support through the web and varying levels of telephone support for corporate accounts;

•	Educational Services —Courseware and instruction guides provided to the worldwide Tarantella Learning Centers, which train and provide materials for both end users and resellers; and

•	Developer Services—Technical advisory and support services, as well as access to early product releases, for application developers.

We sell support services to end users, generally on an annual contract basis. Options are available for customers to tailor support solutions to meet their specific needs. Electronic access to support services is available via the internet. Software updates, enhancements and bug fixes are also available electronically. We also support end users via Authorized Tarantella Service Providers. In addition, we provide support services to distributors, value added resellers, OEMs and integrators.

Employees

As of September 30, 2004, Tarantella had 100 full time equivalent employees, including 17 in product development, 50 in sales and marketing, 12 in customer support services and 21 in distribution services and administration. In addition, Tarantella employs 15 product development contractors in Pune, India.

See also Note 19 of Notes to Consolidated Financial Statements for the effect of the recent restructuring on employees.

Brief Company History

•	1979 Doug Michels and Larry Michels co-found The Santa Cruz Operation, Inc.

•	1986 Company expands into Europe—acquisition of a division of Logica, UK.

•	1987 Agreement with Microsoft to license XENIX.

•	1992 Launch of SCO OpenServer product.

•	1993 Acquisition of IXI, Ltd. for client integration technology.

•	1993 Company goes public on Nasdaq Stock Market, trading as SCOC.

•	1994 Acquisition of Visionware, Ltd., for client emulation technology.

•	1995 Acquisition of UNIX technology from Novell.

•	1997 Launch of the Tarantella product.

•	1998 Launch of UnixWare7 product.

•	2001 Release of Tarantella Enterprise 3 software.

•	2001 Sale of Server Operating System division and the Server Professional Services division to Caldera Systems, Inc.

•	2001 Company changes name to Tarantella, and changes trading symbol to TTLA.

•	2003 Acquisition of New Moon Systems, Inc. for Windows-based products expertise.

•	2003 Tarantella completes a private placement raising gross proceeds of approximately $2.3 million.

•	2003 Tarantella de-listed from Nasdaq and begins trading as TTLA.PK.

•	2004 Tarantella rebrands product line as part of business restructuring strategy.

•	2004 Tarantella completes two private placements raising gross proceeds of $19.1 million.

•	2004 Tarantella begins trading as TTLA.OB.

Item 2.    Properties

We occupy leased office space in the United States, the United Kingdom, Germany, Spain and Italy, consisting of an aggregate of approximately 28,000 square feet. Our office lease in Santa Cruz, California, will expire on June 30, 2005 and we are looking for other suitable facilities. We believe the remaining facilities and those we expect to move into will be adequate for our needs in the foreseeable future.

Item 3.    Legal Proceedings

On October 29, 2004, we entered into a Settlement Agreement and General Release of all Claims with a former employee who had filed a lawsuit against us in August 2003, pursuant to which the plaintiff gave Tarantella and its officers, directors, affiliates, subsidiaries, agents, employees, attorneys, successor and assigns a full release from all claims, rights, demands, actions, obligations, liabilities, and causes of action of any and every kind, nature and character whatsoever, whether based on a tort, contract, statute, or any other theory of recovery, and whether for compensatory or punitive damages which the plaintiff may now have, has ever had, or may in the future have, arising or in any way connected with the plaintiff’s employment or contractual relationship with Tarantella, or the manner in which those relationships terminated in exchange for a settlement amount of $680,000. This amount was expensed in fiscal 2004. A Notice of Settlement was filed October 21, 2004 and a Request for Dismissal with Prejudice was filed on or around November 9, 2004 in the Superior Court of California, Santa Clara County.

No other material legal proceedings are pending to which we are a party.

Item 4.    Submission of Matters to a Vote of Security Holders

Not applicable.

PART II

Item 5.    Market for Registrant’s Common Stock and Related Stockholder Matters

The following required information is filed as a part of this Annual Report on Form 10-K:

The Company’s common stock is currently quoted on the Over-the-Counter (“OTC”) Bulletin Board, under the symbol “TTLA.OB”. The following table sets forth the range of high and low closing sale prices for the Common Stock for the periods indicated:

	Low Sale Price	High Sale Price
Fiscal 2003:
First Quarter	$0.75	$1.45
Second Quarter	$0.75	$1.05
Third Quarter	$0.85	$2.65
Fourth Quarter	$1.07	$2.20

Fiscal 2004:
First Quarter	$0.75	$1.80
Second Quarter	$1.50	$2.65
Third Quarter	$1.30	$2.78
Fourth Quarter	$0.74	$1.92

On December 14, 2004, there were approximately 11,800 holders of record of Tarantella common stock, and 27,650,380 shares issued and outstanding.

The information required by this Item regarding equity compensation is incorporated by reference to the information set forth in Item 12 of this Annual Report on Form 10-K.

Dividend Policy

The Company has never declared or paid cash dividends on its capital stock. We currently expect to retain future earnings, if any, for use in the operation and expansion of its business and do not anticipate paying any cash dividends in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans

Securities Authorized for Issuance Under Equity Compensation Plans as of September 30, 2004

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) )
	(a)	(b)	(c)
Equity compensation plans approved by security holders:
2002 Incentive Stock Option Plan	3,122,668	$7.73	1,059,333
2003 Director Stock Option Plan	68,400	$22.73	193,700
Employee Stock Purchase Plan	—	—	283,747
Equity compensation plans not approved by security holders:
2003 Stock Option Plan	1,379,133	$1.24	80,966

Total	4,570,201		1,617,746

Brief Description of Plans:

2002 Incentive Stock Option Plan.    As of September 30, 2004, we had authorized 5,802,733 shares of common stock for issuance under the 2002 Incentive Stock Option Plan (the “Option Plan”). Our board of directors administers the Option Plan and determines the terms of the options granted under the Option Plan, including the exercise price, number of shares subject to each option and the exercisability thereof. As of September 30, 2004 there were 1,059,333 shares available for issuance.

The exercise price of all incentive options granted under the Option Plan must be at least equal to the fair market value. Options granted under the Option Plan generally become exercisable over a four-year period. The term of each option is ten years.

Director Option Plan.    Our Director Option Plan, which provides for the grant of non-statutory stock options to our non-employee directors, was originally adopted by the board of directors in March 1993 and approved by the shareholders in May 1993. Our board of directors renewed the Director Option Plan in November 2002, and our shareholders voted to renew it in February 2003. We have reserved a total of 300,000 shares of common stock for issuance under the Director Option Plan. The Director Option Plan is currently administered by the board of directors. Under the Director Option Plan, each non-employee director automatically receives a non-statutory option to purchase 8,000 shares of our common stock on the date upon which such person first becomes a director (the “Initial Grant”). In addition, each non-employee director who remains in continuous status as a non-employee director is automatically granted a non-statutory option (the “Annual Grant”) to purchase 1,200 shares of common stock on the first day of each fiscal year pursuant to our Director Option Plan. As of September 30, 2004, there were 193,700 shares available for issuance under the Director Option Plan.

Our outside directors may elect to receive cash compensation in lieu of an Annual Grant. Each outside director who makes such an election shall receive cash compensation each quarter payable at a rate determined by the board. Options granted under our Director Option Plan have a term of ten (10) years unless terminated sooner upon termination of the optionee’s status as a director or otherwise pursuant to the Director Plan. Such options are not transferable by the optionee other than by will or the laws of descent or distribution, and each option is exercisable during the lifetime of the director only by such director. The exercise price of each option granted under the Director Option Plan is equal to the fair market value of the common stock on the date of grant. Initial Grant options granted under the Director Plan vest cumulatively at the rate of one-twentieth (1/20th) of the shares subject to the option for every three months after the date of grant. Annual Grant options vest at a rate of one-fourth (1/4th) of the shares subject to the option for every three months after the date of grant.

Employee Stock Purchase Plan.    We have an Employee Stock Purchase Plan (“ESPP”) for all eligible employees which is administered by our board of directors. Under the ESPP, shares of our common stock may be purchased at six-month intervals at 85% of the fair market value on the first or last day of each six-month period whichever is lower. Employees may purchase shares through payroll deductions of up to 10% of gross compensation during an offering period. During fiscal 2004, fiscal 2003 and fiscal 2002, employees purchased 49,761, 81,972 and 123,814 shares at an average per share price of $1.36, $0.72 and $1.34, respectively. The number of shares reserved for issuance under the ESPP was increased by 50,000 shares in February 2002, (as calculated on a post-reverse split basis) and by 250,000 shares in May 2004. The number of shares reserved for future issuance as of September 30, 2004 was 283,747.

2003 Stock Option Plan.    On April 2, 2003, our board of directors adopted the 2003 Stock Option Plan and authorized 200,000 shares of common stock for issuance under the plan. An additional 1,300,000 shares were added to the 2003 Stock Option Plan in December 2003. Our board of directors administers the 2003 Stock Option Plan and determines the terms of the options granted under the 2003 Stock Option Plan, including the exercise price, number of shares subject to each option and the exercisability thereof. As of September 30, 2004, there were 80,966 shares available for issuance. Options granted under the 2003 Stock Option Plan generally become exercisable over a four-year period. The term of each option is ten years.

Recent Sales of Unregistered Securities.

Since June 2001, the Registrant has sold the following securities without registration under the Securities Act of 1933:

On June 5, 2003 we issued 1,592,014 unregistered shares of our common stock valued at $3.6 million in connection with our acquisition of all of the outstanding capital stock of New Moon Systems, Inc. and to satisfy New Moon’s obligations to the former employees of New Moon. The New Moon shareholders shall also receive a minimum cash earnout of approximately $1.7 million over a period from January 1, 2004 to December 31, 2006 based on a royalty of 30% of New Moon product revenues, net of direct costs. After the shareholders have been paid the minimum earnout, they will be entitled to an additional royalty of 15% of New Moon product revenues, net of direct costs, during this period. In the event the minimum earnout is not achieved by the conclusion of the quarter ending December 31, 2006, Tarantella shall pay along with the final earnout payment an amount equal to the minimum earnout less all aggregate earnouts paid to date, less any off-sets and any escrow claim deficiencies. We also incurred approximately $0.3 million of direct merger costs, for a total purchase price of approximately $5.7 million. Our common stock issued to the New Moon Systems shareholders in the acquisition was issued pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended, pursuant to Regulation D promulgated thereunder.

On December 9, 2003, we entered into an agreement whereby we issued 570,250 shares of our restricted and unregistered common stock at $0.93 per share to five of our senior executives and directors in lieu of a substantial portion of their calendar year 2004 cash compensation. The aggregate value of the shares issued to the executives and directors is $530,332.50, based on the market price of our common stock as of the date of the issuance. Our common stock issued to the five senior executives was issued pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended, under Section 4(2) thereof.

On January 23, 2004, we entered into an Independent Contractor Agreement whereby we issued 90,000 shares of our unregistered common stock at a value of $1.95 per share to InteSec Group LLC. InteSec will perform certain services for us in consideration for the issuance of the shares. The aggregate value of the shares issued to InteSec is $175,500, based on the market price of our common stock as of the date of the issuance. Our common stock issued to InteSec was issued pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended, under Section 4(2) thereof.

On September 30, 2003, we issued 1,950,000 unregistered shares of our common stock at a price of $1.156 per share, and warrants to purchase an additional 1,950,000 shares of our common stock at $1.395 per share. The warrants carry a five-year term. Our common stock and warrants issued to the selling shareholders were issued pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended, pursuant to Regulation D promulgated thereunder.

On December 10, 2003, we entered into a private placement transaction pursuant to which we issued 2,750,000 unregistered shares of our common stock at a price of $1.00 per share, and warrants to purchase an additional 550,000 shares of our common stock at $1.39 per share. The warrants carry a five year term. The shares and warrant shares were issued under two separate purchase agreements. Our common stock and warrants issued to the selling shareholders were issued pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended, pursuant to Regulation D promulgated thereunder.

On February 23, 2004, we completed a private placement transaction pursuant to which we issued 11,678,580 shares of our common stock at a price of $1.40 per share, and warrants to purchase an additional 2,335,716 shares of our common stock at $1.70 per share. The shares and warrant shares were issued under two separate purchase agreements. The warrants carry a five-year term. Additional warrants were issued in the February 2004 private placement as consideration for the placement agents, and are exercisable for up to 322,500 shares of our common stock at $1.70 per share, and carry a five-year term. Our common stock and warrants issued to the selling shareholders and the placement agents were issued pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended, pursuant to Regulation D promulgated thereunder.

On March 29, 2004, we issued 140,000 unregistered shares of our common stock to Olympus Securities LLC at a price of $1.00 per share in lieu of payment of a finders fee for the December 2003 private placement. The aggregate price of the shares issued to Olympus Securities is $140,000. Our common stock issued to Olympus was issued pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended, pursuant to Regulation D promulgated thereunder.

On March 29, 2004, we acquired all of the outstanding capital stock of Caststream, Inc. in exchange for 100,000 shares of our common stock at a price of $2.27 per share, and warrants to purchase up to 100,000 shares of our common stock at a price of $2.10. Our common stock and warrants issued to the selling shareholders were issued pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended, pursuant to Regulation D promulgated thereunder.

Item 6.    Selected Financial Data

You should read the selected financial data set forth below in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and the related notes included elsewhere in this Annual Report on Form 10-K. We derived the financial data for the years ended September 30, 2004, 2003 and 2002 from our audited financial statements included elsewhere in this Annual Report.

SELECTED FIVE YEAR FINANCIAL DATA

	Fiscal Year Ended September 30,
	2004	2003	2002	2001	2000
	(In thousands, except per share data)
Net revenues	$12,488	$14,006	$14,220	$66,662	$148,923
Cost of revenues	2,727	1,555	1,499	17,315	41,796

Gross margin	9,761	12,451	12,721	49,347	107,127
Operating expenses	25,711	21,712	27,504	83,724	158,360

Operating loss	(15,950)	(9,261)	(14,783)	(34,377)	(51,233)
Other income (expense):
Gain (loss) on Caldera transaction	—	—	(2,443)	53,267	—
Gain on sale of Caldera common stock	—	—	4,491	—	—
Loss and impairment of equity investment in Caldera	—	—	(4,010)	(27,066)	—
Interest income, net	76	46	518	1,118	1,679
Other income (expense), net	348	(169)	(1,040)	253	819

Loss before income taxes	(15,526)	(9,384)	(17,267)	(6,805)	(48,735)

Income taxes (benefit)	129	300	(1,076)	(1,070)	8,218

Net loss	$(15,655)	$(9,684)	$(16,191)	$(5,735)	$(56,953)

Comprehensive loss	$(16,024)	$(9,248)	$(15,907)	$(11,388)	$(51,875)

Loss per share-basic and diluted	$(0.71)	$(1.10)	$(2.00)	$(0.72)	$(7.97)

Shares used in per share calculation-basic and diluted	21,951	8,809	8,096	7,966	7,144

	September 30,
	2004	2003	2002	2001	2000
	(In thousands)
Cash, equivalents and short-term investments	$9,621	$3,151	$7,055	$14,100	$26,446
Working capital	2,371	(2,226)	3,563	10,021	16,654
Total assets	16,594	12,388	13,254	35,591	82,202
Long-term liabilities	810	36	33	1,853	5,462
Shareholders' equity	5,596	2,468	5,811	20,793	31,202

The significant change in the above selected financial data in fiscal 2001 is due to the sale of the Server and Professional Services divisions to Caldera International in May 2001. See Note 14 of Notes to Consolidated Financial Statements.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of financial condition and results of operations should be read in conjunction with the Company’s consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K, as well as the Management’s Discussion and Analysis of Financial Condition and Result of Operations included in this Annual Report on Form 10-K for the fiscal year ended September 30, 2004. In addition to historical information contained herein, this discussion and analysis contains forward-looking statements. These statements involve risks and uncertainties and can be identified by the use of forward-looking terminology such as “estimates,” “projects,” “anticipates,” “plans,” “future,” “may,” “will,” “should,” “predicts,” “potential,” “continue,” “expects,” “intends,” “believes,” and similar expressions. Examples of forward-looking statements include those relating to financial risk, management activities and the adequacy of financial resources for operations. These and other forward-looking statements are only estimates and predictions. While the Company (also referred to as “Tarantella,” “we,” “us,” or “our”) believes that the expectations reflected in the forward-looking statements are reasonable, our actual results could differ materially due to a number of factors, including those set forth in the section entitled “Risk Factors” and elsewhere in this Annual Report on Form 10-K. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s expectations only as of the date hereof.

Overview

We are a leading provider of internet infrastructure software that enables web-based access to enterprise applications.

Our products provide managed and secure web access to enterprise mainframe, Windows, AS/400, Linux, and UNIX applications. Our products allow businesses to leverage their existing information technology assets to provide cost savings, improved productivity, and the flexibility to accommodate the rapid changes in today’s organizations.

Applications of Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make judgments, assumptions and estimates that affect the amounts reported in our consolidated financial statements and the accompanying notes. Note 3 to the consolidated financial statements for the fiscal year ended September 30, 2004 describes the significant accounting policies and methods used in the preparation of the consolidated financial statements for the fiscal years in the period ended September 30, 2004. The amounts of assets and liabilities reported on the balance sheets and the amounts of revenues and expenses reported for each of the fiscal periods are affected by estimates and assumptions which are used for, but not limited to, the accounting for revenue, product returns and a valuation allowance for deferred tax assets. Actual results could differ from these estimates. The following critical accounting policies are significantly affected by judgments, assumptions and estimates used in the preparation of the consolidated financial statements.

Revenue Recognition

We account for the licensing of software in accordance with American Institute of Certified Public Accountants (AICPA) Statement of Position (SOP) 97-2 Software Revenue Recognition, as amended. The application of SOP 97-2 requires judgment, including whether (i) a software arrangement includes multiple elements, and if so, whether vendor-specific objective evidence (VSOE) of fair value exists for those elements, or (ii) the end users receive certain elements of our products over a period of time. These elements include post-delivery support and the right to receive unspecified upgrades/enhancements of our products on a when-and-if-available basis. Changes to the elements in a software arrangement, the ability to identify VSOE for those elements and the fair value of the respective elements could materially impact the amount of our earned and unearned revenue. Judgment is also required (i) to assess whether future releases of certain software represent new products or upgrades and enhancements to existing products, and (ii) in our on-going evaluation of our customer’s credit worthiness at the time of sale.

New Moon and Caststream Acquisitions

In connection with the New Moon Systems, Inc. (“New Moon”) and Caststream acquisitions, we allocated the purchase price associated with each acquisition to the tangible and intangible assets acquired, liabilities assumed and in-process research and development based on their estimated fair values. We engaged two third-party appraisal firms to assist us in determining the fair values of the assets acquired and the liabilities assumed. Such valuations require us to make significant estimates and assumptions, especially with respect to intangible assets. The critical estimates we used in allocating the purchase price and valuing certain intangible assets included but were not limited to: future expected cash flows from customer contracts, acquired developed technologies and patents, expected costs to develop the in-process research and development into commercially viable products, estimated cash flows from the projects when completed, and the trade name and the market position of the acquired products and assumptions about the period of time the trade name will continue to be used in the New Moon product portfolio, and determining the appropriate discounts rates and other assumptions. Our estimate of fair value at the time when they were made is based upon assumptions that we believed to be reasonable, but which are inherently uncertain and unpredictable.

Goodwill and Other Intangible Assets

SFAS 142, Goodwill and Other Intangible Assets, requires that goodwill be tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis and between annual tests in certain circumstances. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assigning assets and liabilities to reporting units, assigning goodwill to reporting units, and determining the fair value of each reporting unit. We will perform the annual goodwill impairment test as of July 1st every year to determine if there is any goodwill impairment. Significant judgments required to estimate the fair value of reporting units include estimating future cash flows, determining appropriate discount rates and other assumptions. Changes in these estimates and assumptions could materially affect the determination of fair value and/or goodwill impairment for each reporting unit.

Restructuring charges

Over the last several years we have undertaken significant restructuring initiatives, which have required us to develop formalized plans for exiting certain business activities. These plans have required us to record estimated expenses for severance, lease cancellations, long-term asset write downs, and other restructuring costs. Given the significance and the timing of the execution of such activities, this process is complex and involves periodic reassessments of original estimates. Our policies, as supported by current authoritative guidance, require us to continually evaluate the adequacy of the remaining liabilities under our restructuring activities. As we continue to evaluate the business, there may be additional charges for new restructuring activities as well as changes in estimates of amounts previously recorded.

Returns and Reserves and Allowance for Doubtful Accounts

Our recognition of revenue from sales to distributors is affected by agreements giving distributors the right to return up to ten percent of the amount of the last ninety days of the distributor’s software sales. Historically, the return rate has averaged less than the ten percent. We record a provision for product returns for related sales in the same period as the related revenues are recorded. These estimates are based on historical sales returns, analysis of credit memo data and other known factors. If the historical data we use to calculate these estimates does not properly reflect future returns, revenue could be affected. Accordingly, estimating product returns requires significant management judgment. In addition, different return rate estimates that we reasonably could have used would have had a material impact on our reported sales and thus have had a material impact on the presentation of the results of operations.

Payments from customers are continuously monitored and allowances are maintained for doubtful accounts for estimated losses resulting from the inability of customers to make required payments. When evaluating the adequacy of allowances for doubtful accounts, various factors are taken into consideration, including accounts receivable aging, customer credit-worthiness, historical bad debts, and geographic and political risk. While our credit losses have historically been within our expectations and the allowance established, we might not continue to experience the same credit loss rates that we have in the past. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

As of September 30, 2004, our net accounts receivable balance was $2.1 million, net of allowances of $0.1 million.

Income Taxes

SFAS 109, Accounting for Income Taxes, establishes financial accounting and reporting standards for the effect of income taxes. The objectives of accounting for income taxes are to recognize the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in an entity’s financial statements or tax returns. Judgment is required in assessing the future tax consequences of events that have been recognized in our financial statements or tax returns. Fluctuations in the actual outcome of these future tax consequences could materially affect our financial position or our results of operations.

We have operations in many countries other than the United States. Transfer prices for services provided between the United States and these countries have been documented as reasonable, however, tax authorities could challenge these transfer prices and assess additional taxes on prior period transactions. Any such assessment could require that we record an additional tax provision in our statement of operations.

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

De-Listing Status

On October 20, 2003, we announced that we had received notification from the Nasdaq Listing Qualifications Panel that our stock would discontinue trading on the Nasdaq SmallCap Market effective with the open of business on Tuesday, October 21, 2003. Our stock began trading Over the Counter on the Pink Sheets in October 2003.

This action followed our appeal to Nasdaq for a listing extension after not meeting the stated time requirements to file SEC Form 10-Q for our third quarter of fiscal 2002. The Nasdaq Panel determination to delist our stock was based on our filing delinquency, public interest concerns, and the nature of the ongoing internal revenue investigation. On December 8, 2003, we filed an appeal to reverse that portion of the Nasdaq Panel’s decision relating to its public interest concerns. On February 27, 2004, the Nasdaq advised us that our appeal had been denied.

On April 6, 2004, we were once again current with our periodic reporting obligations under the Securities and Exchange Act of 1934, as amended, which is required for our shares to trade on the OTC Bulletin Board. On August 25, 2004, we announced that we had received notification that our shares were approved for trading on the OTC Bulletin Board, and that trading had begun at the open of the market on August 24, 2004 under our new symbol TTLA.OB.

Now that we have resumed compliance with the periodic reporting requirements of the Exchange Act, we will attempt to meet the listing requirements for the Nasdaq SmallCap Market, however some requirements such as minimum bid price and market capitalization are outside of our control.

Management Changes

On December 11, 2003, we announced that our board of directors had appointed Francis E. Wilde as Chief Executive Officer (CEO), President and a member of our board of directors. Mr. Wilde succeeds Douglas Michels, who continues with us as a strategic advisor to Tarantella, focusing initially on merger and acquisition opportunities. Mr. Michels will also continue as a director of Tarantella.

In December 2003, Gregory Quinn and E. Joseph Vitetta, Jr. joined us as our Vice President North American Operations and Strategic Alliances and Vice President Corporate Development, respectively. In January 2004, Mr. Vitetta was also appointed Corporate Secretary, and in October 2004, also assumed the role of Managing Director of EMEA. Stephen Bannerman joined us in December 2003 as Vice President Corporate Marketing, and his title was subsequently changed to Chief Marketing Officer. Joseph Makoid joined us in January 2004 as our Vice President OEM Sales. Messrs. Quinn, Bannerman, Vitetta and Makoid all report directly to Mr. Wilde. On January 6, 2004, we announced the appointment of John M. Greeley as Chief Financial Officer (CFO), reporting directly to Mr. Wilde. Mr. Greeley assumed the CFO responsibilities from Mr. Alok Mohan, who had been serving as acting CFO since September 8, 2003.

In January 2004, Thomas P. Rhodes joined us as our Vice President-General Counsel. Mr. Rhodes reported to Mr. Greeley. Mr. Rhodes subsequently left our employment in July 2004.

In September 2004, Christopher Scheybeler resigned as our Chief Technology Officer and left the company, and Mr. Bannerman assumed his responsibilities for product development.

In September 2004, Edmundo Costa resigned his position as Vice President Sales and assumed the role of a consultant for us.

Results of Operations

Net Revenues

Our net revenues are derived from software licenses and fees for services, which include engineering services, consulting, custom engineering, support and training.

Net revenues were $12.5 million in fiscal 2004, a decrease of 11% from $14.0 million in fiscal 2003. In fiscal 2003, net revenues decreased by 2% from $14.2 million in fiscal 2002. Revenue declined in fiscal 2004 due to a decrease in license revenue of $2.8 million, partially offset by increased services revenue of $1.3 million. Revenue declined slightly in fiscal 2003 versus fiscal 2002 due to a decrease in prepaid royalty transactions to OEM’s and ISV’s. In fiscal 2002, we had $3.2 million in revenue for prepaid royalties. In fiscal 2003, this number decreased to $1.7 million. The decrease of 47% in prepaid royalty transactions in fiscal 2003 was due to customers still consuming prepaid royalties purchased in fiscal 2002. Our revenues were also impacted by the continuing general reduction in information technology (“IT”) spending by companies for application server software and service initiatives. For the fiscal year ended September 30, 2004, no single customer accounted for 10% or more of our net revenues, for the fiscal year ended September 30, 2003, Northrop Grumman Computing accounted for 14% of our net revenues and for the fiscal year ended September 30, 2002, Netilla Networks, Inc. accounted for 10% of our net revenues.

International revenues continue to be a significant portion of net revenues, comprising 58%, 53% and 44% of the revenues for fiscal 2004, fiscal 2003 and fiscal 2002, respectively.

License Revenues.    License revenues were $8.2 million in fiscal 2004 as compared to $11.0 million in fiscal 2003 and $11.4 million in fiscal 2002, representing a decrease of 25% in fiscal 2004 over 2003 and a decrease of 3.5% in fiscal 2003 over 2002. License revenues were 65% of total net revenues for fiscal 2004 and 78% and 80% of total net revenues for fiscal 2003 and 2002, respectively. The decline in license revenues of $2.8 million in fiscal 2004 is primarily due to lower overall license sales over $0.4 million to customers, including sales to U.S. government customers and independent software vendors (“ISV”). In fiscal 2003 one single transaction with the US government resulted in revenues of $1.3 million. Because of the size of our revenues, these types of large transactions can cause significant fluctuations in our net revenues. The decline in license revenues in fiscal 2003 is due to a decrease in prepaid royalty transactions to OEMs and ISVs. These transactions resulted in $3.2 million in revenue in 2002, but only $1.7 million in 2003.

Services Revenues:    Services revenues were $4.3 million in fiscal 2004, as compared to $3.0 million in fiscal 2003 and $2.9 million in fiscal 2002, representing an increase of 42% in fiscal 2004 over fiscal 2003, and an increase of 6% in fiscal 2003 over fiscal 2002. Services revenues were 35% of total net revenues for fiscal 2004 and 22% and 20% of total net revenues for fiscal 2003 and fiscal 2002, respectively. The increase in services revenues in fiscal 2004 is the result of an increased percentage of customers purchasing service contracts with new product, as well as an increase in the number of customers renewing service contracts with us. The increase in the purchase of service contracts with new product is due to the bundling of product with one year of service during fiscal 2004. The increase in the services renewal rate is a direct result of a new inside sales group hired to target customers with lapsed service agreements. The increase in services revenues in fiscal 2003 over fiscal 2002 was primarily due to an increased percentage of customers purchasing service contracts.

Cost of Revenues

Our overall cost of revenues as a percentage of net revenues can be affected by changes in net revenue contribution between product families, geographic regions and channels of distribution, since both price and cost characteristics associated with these revenue streams can vary greatly. We can also experience fluctuations in gross margin as net revenues increase or decrease since certain costs of revenues including technology, services, and distribution act as fixed costs within certain volume ranges.

Cost of License Revenues.    Cost of license revenues includes royalties paid to certain software vendors, amortization of acquired technologies, product packaging, documentation and all costs associated with the acquisition of components and shipping. Cost of license revenues as a percentage of license revenues increased to 9% due to higher consulting and staffing costs coupled with a rise in facility cost allocations and costs associated with rebranding our products, versus having remained flat from fiscal 2003 to fiscal 2002 at 3%.

Impairment of Intangibles.    During fiscal 2003 we acquired various intangible assets as the result of a business combination. These included various trade names and developed technologies related to marketed products. Per our accounting policy, we reevaluated the estimated economic value of these assets and determined that an impairment of $0.4 million had been incurred as of July 1, 2004. See Notes 3 and 17 to Notes to Consolidated Financial Statements.

Cost of Services Revenues.    Cost of services revenues includes documentation, consulting and personnel related expenses associated with providing such services. Costs of services revenues as a percentage of services revenues decreased to 36% due to higher sales and lower percentage cost per revenue dollar in fiscal 2004, versus having decreased to 40% in fiscal 2003 from 41% in fiscal 2002. The improvement in cost of services revenues in fiscal 2004, 2003 and 2002 is also a result of reduced staffing levels in the support organization due to realignment of this organization.

Research and Development

We invest in research and development both for new products and to provide continuing enhancements to current products. Research and development expenses increased slightly to $4.4 million in fiscal 2004, versus having decreased 24% to $4.3 million in fiscal 2003 from $5.6 million in fiscal 2002. Research and development expenses represented 35% of net revenues for fiscal 2004, 31% of net revenues for fiscal 2003, and 40% of net revenues for fiscal 2002. The increase in fiscal 2004 of $0.1 million is primarily due to new product validation costs and various increased facility and travel cost, partly offset by lower expenses from decreased staffing. The decrease in research and development expenses in fiscal 2003 is due to lower labor costs, which decreased $0.5 million from fiscal 2002 to fiscal 2003. The lower labor costs were driven by lower headcount, which decreased by 41% as a result of several planned reductions in force. Labor costs were also lower because there was a 15% pay reduction for all employees in research and development. In addition to lower labor costs, there was a reduction of allocations for facilities and IT costs. Expenses allocated to research and development decreased by $0.6 million in fiscal 2003. The reason for the decrease in allocations is that there was lower headcount in the allocated departments and there was an elimination of redundant facilities.

Selling, General and Administrative

Selling, general and administrative expenses increased 22% to $18.6 million in fiscal 2004, compared with $15.2 million in fiscal 2003 and $19.6 million in fiscal 2002. Selling, general and administrative expenses represented 149% of net revenues in fiscal 2004, 108% in fiscal 2003 and 138% in fiscal 2002. The increase in selling, general and administrative expenses of $3.4 million in fiscal 2004 versus fiscal 2003 was mainly due to increased costs of sales and administrative personnel and consultants, and higher spending on outside professional services related to various legal and auditing requirements.

The decrease in selling, general and administrative expenses in fiscal 2003 versus fiscal 2002 was mainly due to lower labor costs, which decreased by $2.1 million. The lower labor costs were driven by lower headcount, which decreased by 39% as a result of several planned reductions in force. Labor costs were also lower because there was a 15% pay reduction for all employees in marketing and general and administrative and a 7.5% pay reduction for all employees in sales. In addition to lower labor costs, there was a reduction of allocations for facilities and IT costs. Expenses allocated to selling, general and administrative decreased by $0.9 million in fiscal 2003. The reason for the decrease in allocations is that there was lower headcount in the allocated departments and there was an elimination of redundant facilities. The decrease in labor and allocation costs in selling, general and administrative expenses was partially offset by increased legal and audit fees. We incurred expenses of $0.7 million during fiscal 2003 for the internal revenue investigation and the related audit.

Allowance for doubtful accounts at the end of September 30, 2004 was $0.1 million, or 5% of gross accounts receivable. Allowance for doubtful accounts at the end of September 30, 2003 was $0.5 million, or 15% of gross accounts receivable. Allowance for doubtful accounts at the end of September 30, 2002 was $0.3 million, or 11% of gross accounts receivable. The decrease in allowance for doubtful accounts during fiscal 2004 was primarily due to an aggressive program to resolve our outstanding over 30 days accounts receivable items. There was also a $0.1 million decrease in reserves for returns authorized but not yet returned.

Legal Settlement and Litigation Costs

In fiscal 2004 we incurred legal settlement and litigation costs of $1.2 million. At the end of fiscal 2003 a suit was brought against us by a former employee. During October 2004 we entered into settlement of this matter and for which we believe we are fully accrued as of September 30, 2004. See Item 3 Legal Proceedings and Note 11 to Notes to Consolidated Financial Statements.

Restructuring Charges

Restructuring charges of $1.6 million, $2.2 million and $2.3 million were incurred in fiscal 2004, fiscal 2003 and fiscal 2002, respectively. These restructurings in fiscal 2004, fiscal 2003 and fiscal 2002 were made to align spending with lower than expected revenues and to facilitate our business strategies.

Restructuring charges of $1.6 million in fiscal 2004 included severance costs for a reduction in staffing of 15 employees, and expenses associated with vacated facility space. We also made provision adjustments to prior restructurings because we have been unable to sublet space in the Santa Cruz, California office. We have now fully reserved for the vacated portion of the Santa Cruz, California, office space through June 2005, the end of the lease period.

Restructuring charges of $2.2 million were incurred in fiscal year 2003, including $1.7 million relating to worldwide restructurings undertaken in the first, third and fourth quarters of fiscal 2003 and provision adjustments of $0.5 million made in the fourth quarter of fiscal 2003. The fiscal 2003 restructurings included a reduction in staffing of 62 employees, expenses associated with the closing of several foreign offices and the write-off of fixed assets.

Restructuring charges of $2.3 million were incurred in fiscal year 2002 relating to a worldwide restructuring undertaken in the first quarter of fiscal 2002 and provision adjustments made in the fourth quarter of fiscal 2002. The restructuring included a reduction in staffing of 52 employees, a reserve for unused facilities at our corporate headquarters, and costs associated with closing several foreign offices. We also made provision adjustments to prior restructurings because we have been unable to sublet space in the Santa Cruz, California office.

Other Income (Expense)

Other income and expense consists of interest income net of interest expense, foreign exchange gains and losses, and realized gains and losses on investments, as well as other miscellaneous income and expense items. Net interest income was $76,000 in fiscal 2004 compared to net interest income of $46,000 in fiscal 2003 and $0.5 million in fiscal 2002. Net interest income increased in fiscal 2004 due to the increase in cash during the year from $3.2 million at the end of fiscal 2003 to $9.6 million at the end of fiscal 2004, primarily as a result of our private placements during fiscal 2004. Net interest income decreased in fiscal 2003 due to the decrease in cash from $7.0 million at the end of fiscal 2002 to $3.2 million at the end of fiscal 2003. In fiscal 2004 we had net other income of $0.4 million compared to net other expense of $0.1 million in fiscal 2003 and $2.5 million in fiscal 2002. The $0.4 million of net other expense in fiscal 2004 was primarily due to gain on sale of an equity investment, partially offset by recognizing an impairment on an equity investment. The $0.1 million of net other expense in fiscal 2003 was due mainly to charges related to the impairment of certain investments. In fiscal 2002, our other income/(expense) included equity losses of $4.0 million for its share of Caldera International losses; also a loss of $2.4 million was recorded against the gain on the sale of divisions to Caldera. This loss included expense of $3.0 million for the early redemption of a note receivable from Caldera.

Income Taxes

In fiscal 2004, 2003 and 2002, our effective income tax benefit (expense) rates were (1%), (3%) and 7%, respectively. The fiscal 2004 tax provision of $0.1 million reflects foreign income taxes. The fiscal 2003 tax provision of $0.3 million reflects foreign income taxes of $0.5 million less the favorable resolution of foreign tax issues of $0.2 million. The fiscal 2002 tax benefit of $1.1 million reflects a benefit of $0.3 million due to a change in U.S. law and a benefit of $1.3 million due to the resolution of foreign audit issues, less foreign income taxes of $0.5 million.

Net Loss

Our reported net loss of $15.7 million in fiscal 2004 compared to a net loss of $9.7 million in fiscal 2003, and a net loss of $16.2 million in fiscal 2002. Net loss increased by $6.0 million in fiscal 2004 over fiscal 2003 and reflects lower licensing revenues of $2.8 million, a cost of revenues increase of $1.2 million including an impairment of intangible assets for $0.4 million, and an operating expenses increase of $4.0 million including a legal settlement and litigation costs of $1.2 million. Partially offsetting fiscal 2004 higher costs were increased services revenues of $1.3 million, lower restructuring charges and a gain on the sale of certain equity investments. Net losses were lower in fiscal 2003 than in fiscal 2002 because we implemented several cost reduction measures to reduce our breakeven point. Net losses were higher in fiscal 2002 because fiscal 2002 included $6.5 million in losses from the sale of divisions to Caldera.

Liquidity and Capital Resources

We have incurred net losses from operations of approximately $15.7 million during fiscal 2004 and $9.7 million during fiscal 2003 and revenues have declined from $14.0 million in fiscal 2003 to $12.5 million in fiscal 2004. For fiscal 2004 losses from operations were $16.0 million and $9.3 million during fiscal 2003. Net cash used for operating activities was $11.3 million in fiscal 2004 and $9.3 million used in fiscal 2003. We have an accumulated deficit of $140.5 million as of September 30, 2004. These conditions, among others, raise questions about our ability to continue to fund losses from operations in the future.

We have financed our operations through private offerings of our common stock and bank borrowings. As of September 30, 2004, our principal source of liquidity included cash and cash equivalents of $9.6 million, representing 58% of total assets. During the second quarter of fiscal 2004, we closed our available bank line of credit of $1.5 million under which we had no outstanding borrowings. The increase in cash and cash equivalents of $6.5 million in fiscal 2004 is primarily due to two private placements of common stock and warrants which resulted in net proceeds to us of approximately $17.8 million, partially offset by net cash used in operating activities of $11.3 million.

Our net cash used for operating activities was $11.3 million, $9.3 million and $17.2 million during fiscal 2004, fiscal 2003 and fiscal 2002, respectively. The increase in net cash used for operating activities of $2.0 million comparing fiscal 2004 to fiscal 2003 is primarily due to lower revenues and higher operating costs. The decrease in net cash used for operating activities of $7.9 million comparing fiscal 2003 to fiscal 2002 is primarily due to significantly lower operating costs.

Our days sales outstanding (DSO) at the end of fiscal 2004, fiscal 2003 and fiscal 2002 was 57 days, 87 days and 71 days, respectively. DSO is calculated using revenues for the fourth quarter of each fiscal year and net accounts receivable at September 30. The improvement in our DSO as of the end of fiscal 2004 was due to a lower trade accounts receivable over 30 days outstanding. The increase in DSO at the end of fiscal 2003 was due to one transaction totaling $0.6 million, for a large Italian customer, which was paid late. DSO is impacted about 1.4 days for every $50,000 that is uncollected, so this transaction added 15 days to the Company’s DSO calculation for fiscal 2003.

Net cash provided by investing activities was insignificant in fiscal 2004, compared to net cash provided by investing activities of $3.0 million and $12.4 million in fiscal 2003 and fiscal 2002, respectively. During fiscal 2004 proceeds from the sale of investments offset purchases of tangible assets and software and licenses. Net cash provided by investing activities during fiscal 2003 primarily related to cash acquired as part of our New Moon acquisition. Net cash provided by investing activities during fiscal 2002 primarily related to the sale of investments.

Net cash provided by financing activities was $17.7 million in fiscal 2004, compared to net cash provided by financing activities of $2.4 million for fiscal 2003 and net cash used for financing activities of $0.3 million for fiscal 2002. Net cash provided by financing activities in fiscal 2004 and fiscal 2003 was primarily due to proceeds from private placements of common stock and warrants.

During fiscal 2004 we completed two private placements of our common stock and warrants. On December 10, 2003, we entered into a private placement transaction pursuant to which we sold common stock and warrants resulting in gross proceeds of approximately $2,750,000. In connection with the financing, we paid placement fees in the amount of $232,303. On February 23, 2004, we completed a private placement of common stock and warrants for gross proceeds of $16,350,000, for which we incurred fees in the amount of $1,198,000, and issued warrants to the placement agents to purchase up to 322,500 shares of common stock at $1.70 per share.

During fiscal 2003, the Company completed a private placement of common stock and warrants resulting in gross proceeds to the Company of approximately $2,254,200 for which we paid fees of $155,345.

See Note 12 of Notes to Consolidated Financial Statements regarding our private placements.

We had capital lease commitments of $31,000 in fiscal 2004, which were paid by March 31, 2004. There are no capital lease commitments beyond fiscal 2004. We have operating lease commitments of $1.4 million for fiscal 2005, and no operating lease commitments past fiscal 2007. See Note 11 of our Notes to Consolidated Financial Statements for more information.

On April 15, 2004 we signed an agreement to surrender the property in Leeds, UK, which reduced our total future operating lease commitments from $10.4 million to $1.6 million. After signing the agreement, our various remaining operating lease commitments now extend to 2007. The Company has no capital lease commitments at fiscal year end 2004. See Note 11 of Notes to Consolidated Financial Statements for more information.

The following summarizes our contractual lease obligations at September 30, 2004, and the effects such obligations are expected to have on liquidity and cash flow in future periods:

	Total	Less than 1 Year	1-3 Years	4-5 Years	Beyond 5 Years
	(In thousands)
Contractual obligations:
Capital lease obligations	$—	$—	$—	$—	$—
Non-cancelable operating lease obligations	1,643	1,405	238	—	—

Total contractual cash obligation	$1,643	$1,405	$238	$—	$—

We have an obligation to pay former New Moon shareholders a minimum cash earnout of approximately $1.7 million over a period from January 1, 2004 to December 31, 2006 based on a royalty of 30% of New Moon product revenues, net of direct costs. During fiscal 2004 we rebranded the New Moon product as Terminal Services Edition. After the shareholders have been paid the minimum earnout, they are entitled to an additional royalty of 15% of Terminal Services Edition revenues, net of direct costs, during this period. In the event the minimum earnout is not achieved by the conclusion of the quarter ending December 31, 2006, we shall pay along with the final earnout payment an amount equal to the minimum earnout less all aggregate earnouts paid to date, less any off-sets and any escrow claim deficiencies. We have recorded this minimum cash earnout amount as Royalties payable—former New Moon shareholders in our consolidated financial statements.

We believe, based on our current plans, existing cash and cash equivalents, and expected results from operations, that our existing funds may be sufficient to meet our operating requirements through fiscal 2005. However, given the uncertainty of projecting future revenue levels, additional financing may be required during fiscal 2005 and thereafter. We cannot be assured that additional financing will be available if required.

Risk Factors

Set forth below and elsewhere in this filing and in other documents we file with the SEC are risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward-looking statements in this filing. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations.

Fluctuations in our operating results on a quarterly or annual basis could cause the market price of our common stock to decline.

The results of operations for any quarter or fiscal year are not necessarily indicative of the results to be expected in future periods. Our operating results have in the past been, and will continue to be, subject to quarterly and annual fluctuations as a result of a number of factors, including but not limited to:

•	overall technology spending;

•	changes in general economic conditions and specific market conditions in the internet infrastructure industry;

•	rapid technological changes that can adversely affect the demand for our products;

•	fluctuations in demand for our products and services;

•	the public’s perception of our Company and our products;

•	the long sales and implementation cycle for our products;

•	general industry trends and the potential effects of price and product competition in the internet infrastructure industry;

•	the introduction and acceptance of new technologies;

•	reductions in sales to, or loss of, significant customers;

•	the timing of orders, timing of shipments, and the ability to satisfy all contractual obligations in customer contracts;

•	the impact of acquired technologies and businesses;

•	our ability to control spending and achieve targeted cost reductions;

•	our ability to generate cash adequate to continue operations;

•	the potential loss of key employees;

•	our ability to attract and retain qualified personnel; and

•	the ability of our customers and suppliers to obtain financing or to fund capital expenditures.

As a consequence, operating results for any particular future period are difficult to predict, and such unpredictability may cause the price of our stock to fluctuate or decline. We participate in a highly dynamic industry and future results could be subject to significant volatility, particularly on a quarterly basis. Our revenue and operating results may be unpredictable due to our shipment patterns. We operate with little backlog of orders because our products are generally shipped as orders are received. In general, a substantial portion of our revenues have been booked and shipped in the third month of each fiscal quarter, with a concentration of these revenues in the latter half of that third month. In addition, the timing of closing large license contracts and the release of new products and product upgrades increase the risk of quarter to quarter fluctuations and the uncertainty of quarterly operating results. Our staffing and operating expense levels are based on an operating plan and are relatively fixed throughout the quarter. As a result, if revenues are not realized in the quarter as expected, our expected operating results and cash balances could be adversely affected, and such effect could be substantial and could result in an operating loss and depletion of our cash balances.

We may never achieve profitability in the future.

We divested our server software and professional services divisions in May 2001. Since the divestiture, we have not achieved profitability, and may never generate sufficient revenues to achieve profitability. As of September 30, 2004 we had an accumulated deficit of $140.5 million. Many of our operating expenses are relatively fixed in nature, particularly in the short term. We expect to continue to incur significant operating expenses in connection with our ongoing sales and marketing efforts. We also expect to incur noncash charges relating to amortization of intangibles related to past acquisitions. We must therefore generate revenues sufficient to offset these increased expenses in order for us to become profitable. We cannot assure you that we will successfully generate sufficient revenues or that we will ever achieve profitability. If we do achieve profitability, we may not be able to sustain our profitability.

We compete in the highly competitive internet infrastructure market.

The industry has become increasingly competitive and, accordingly, our results may also be adversely affected by the actions of existing or future competitors, including the development of new technologies, the introduction of new products, and the reduction of prices by such competitors to gain or retain market share. Our results of operations could be adversely affected if we are required to lower our prices significantly or our products or technologies are rendered obsolete or less attractive to customers.

We depend on the development and acceptance of new products in a rapidly changing market.

The market of our products is characterized by rapidly changing technology, evolution of new industry standards, and frequent introductions of new product enhancements. Our success will depend upon our continued ability to enhance our existing products, to introduce new products on a timely and cost-effective basis to meet the evolving customer requirements, to achieve market acceptance for new product offerings, and to respond to emerging industry standards and other technological changes. There can be no assurance that we will be successful in developing new products or enhancing our existing products, or that such new or enhanced products, will receive market acceptance. Our success also depends upon our ability to license from third parties and to incorporate into our products new technologies that become industry standards. There can be no assurance that we will continue to obtain such licenses on favorable terms or at all, or that we will successfully incorporate such third-party technologies into our own products. We anticipate new releases of our products in our current fiscal year ending September 2005. There can be no assurance that such new releases will not be affected by technical problems or “bugs”, as is common in the software industry. Furthermore, there can be no assurance that these or other future product introductions will not be delayed. Delays in the availability, or a lack of market acceptance, of new or enhanced products could have an adverse affect on our business. There can be no assurance that product introductions in the future will not disrupt product revenues and adversely affect operating results.

We are exposed to general economic and market conditions that affect the software industry.

Any significant downturn in our customers’ markets, or domestic and global conditions, which results in a decline in demand for software and services could harm the Company’s business. The recent state of the economy has had a negative impact on the software industry. This could result in customers continuing to delay or cancel orders for software. Any of these occurrences could have a significant impact on our operating results, revenues and costs and may cause the market price of our common stock to decline or become more volatile. Our future operating results may be affected by various uncertain trends and factors that are beyond our control. These include adverse changes in general economic conditions and rapid or unexpected changes in the technologies affecting our products. The process of developing new high technology products is complex and uncertain and requires accurate anticipation of customer needs and technological trends.

Any inability to hire, retain or integrate key personnel will impact our business.

We rely heavily on the contributions of our senior management and other key management and technical personnel. The competition for such employees is extremely intense, particularly in the technology-centric regions where we operate. We may not be able to hire, retain and integrate such key personnel. The loss of any individual member of our management team or other key employees may create disruptions in our business.

Furthermore, we have historically used stock options and other forms of equity-related compensation as a key component to our employee compensation program in order to align employees’ interests with the interests of shareholders, encourage employee retention, and provide competitive compensation packages. In recent periods, a majority of our employee stock options have had exercise prices in excess of our stock price, which may affect our ability to retain or attract present and prospective employees. In addition, the Financial Accounting Standards Board recently issued changes to United States Generally Accepted Accounting Principles that will require us and other companies to record a charge to earnings for employee stock option grants and other equity incentives. These and other developments in the provision of equity compensation to employees could make it more difficult to attract, retain and motivate employees and result in additional expenses to us.

Our lease on the corporate headquarters building expires in June 2005, and we have not entered into a new lease.

The lease on our corporate headquarters building in Santa Cruz, California, expires in June 2005. Our management believes it is in our best interest to locate a new, appropriately-sized building. Our management is looking for new office space for our corporate headquarters, but we have not yet entered into a new lease, and may not be able to secure space on terms that are favorable to us, if at all. Furthermore, moving from one building to another may be disruptive to our business, which could affect our results of operations.

Cost of revenues may be affected by changes in the mix of product and services.

Our overall cost of revenues may be affected by changes in the mix of net revenue contribution between licenses and services, geographic regions and channels of distribution, as the costs associated with these revenues may be substantially different. We may also experience a change in margin as net revenues increase or decrease since technology costs and services costs are fixed within certain volume ranges.

Our operational results may be affected by price variations.

Our results of operations could be adversely affected if we were to lower our prices significantly. In the event we reduce our prices, our standard terms for selected distributors would be to provide credit for inventory ordered in the previous 180 days, such credits to be applied against future purchases. As a matter of policy, we do not allow product returns for a refund. Product returns are generally allowances for stock balancing and are accompanied by compensating and offsetting orders. Revenues are net of a provision for estimated future stock balancing and excess quantities above levels we believe are appropriate in our distribution channels.

Our revenues may be affected by seasonality of revenues in the European and government market.

We experience seasonality of revenues for both the European and the U.S. federal government markets. European revenues during the quarter ending June 30 are historically lower or relatively flat compared to the prior quarter. This reflects a reduction of customer purchases in anticipation of reduced selling activity during the summer months. Sales to the US federal government generally increase during the quarter ending September 30. This seasonal increase is primarily attributable to increased purchasing activity by the U.S. federal government prior to the close of its fiscal year. Additionally, net revenues for the first quarter of the fiscal year are typically lower or relatively flat compared to net revenues of the prior quarter.

We are dependent upon information received from third parties in order to determine reserves for product returns.

We depend on information received from our distribution partners in evaluating the inventory levels at distribution partners in the determination of reserves for the return of materials not sold, stock rotation and price protection. We have invested significant effort into developing systems and procedures for determining the appropriate reserve level. However, if we do not receive timely or accurate information, our ability to monitor the inventory levels will be affected and may negatively impact our business.

If we fail to manage the distribution of our products and services properly, or if our distributors’ financial condition or operations weaken, our revenue could suffer.

We market products directly and through our resellers and distributors. Since direct sales may compete with the sales made by resellers and distributors, these resellers and distributors may elect to use other suppliers that do not directly sell their own products. Any increase in our commitment to direct sales could cause conflict with some of our channel partners. Further, some of our resellers and distributors may have insufficient financial resources and may not be able to withstand changes in business conditions, including economic weakness and industry consolidation. Revenue from indirect sales could suffer if our distributors’ and resellers’ financial condition weakens.

Our business depends on our proprietary rights and there is a risk that such rights will be infringed.

We attempt to protect our software with a combination of patent, copyright, trademark, trade secret protection, employee and third party nondisclosure agreements, license agreements, and other methods of protection. Despite these precautions, it may be possible for unauthorized third parties to copy certain portions of our products or reverse engineer or obtain and use information that we regard as proprietary. Further, certain provisions of our licenses, including provisions protecting against unauthorized use, copying, transfer, and disclosure of the licensed product, may be unenforceable under the laws of certain jurisdictions. In addition, the laws of some foreign countries do not protect our intellectual property rights to the same extent as do the laws of the United States. If we are unable to protect our proprietary rights, our competitive position may be adversely affected.

Risks of claims from third parties for intellectual property infringement could adversely affect our business.

As the number of software products in the industry increases and the functionality of these products further overlaps, we believe that software products will increasingly become subject to infringement claims. There can be no assurance that third parties will not assert infringement claims against us and/or against our suppliers of technology. In general, our suppliers have agreed to indemnify us in the event any such claim involves supplier-provided software or technology, but any such claim, whether or not involving a supplier, could require us to enter into royalty arrangements or result in costly litigation.

Our business may be adversely affected by events outside our control.

From time to time, we have experienced disruption of our internal systems due to viruses, which caused denial of service to our customers and ourselves. While we have not been the target of software viruses specifically designed to impede the performance of our products, such viruses could be created and deployed against our products in the future. Similarly, experienced computer programmers or hackers could attempt to penetrate our network security or the security of our web sites. A hacker who penetrates our network or web sites could misappropriate propriety information or cause interruptions of services. We might be required to expend significant capital and resources to protect against, or to alleviate, problems caused by virus creators and/or hackers. In addition, war, power shortages, natural disasters, acts of terror, and regional and global health risks could impact our ability to conduct business in certain regions around the world. Any of these events could have an adverse affect on our business, results of operations, and financial condition.

Our results of operations may be affected by international economic conditions and fluctuations in foreign currency exchange rates.

Although our revenues are predominantly in U.S. dollars, substantial portions of our revenues are derived from sales to customers outside the United States. Trade sales to international customers represented 58%, 53% and 44% of total revenues for fiscal 2004, 2003 and 2002, respectively. Our revenues can be affected by general economic conditions in the United States, Europe and other international markets. Also, portions of our revenue and operating expenses are transacted in foreign currencies. Our operating strategy and pricing take into account changes in exchange rates over time. However, our results of operations may be significantly affected in the short term by fluctuations in foreign currency exchange rates.

Our results of operations may be affected by the assessment of additional taxes.

We have operations in many countries other than the United States. Transfer prices for services provided between the United States and these countries have been documented as reasonable, however, tax authorities could challenge these transfer prices and assess additional taxes on prior transactions. Any such assessment could require that we record an additional tax liability in our statement of operations.

If we are unable to effectively integrate and develop the operations of our recent acquisitions, our business may suffer.

We acquired Caststream, Inc. (“Caststream”) in March 2004. We are in the process of integrating the operations, certain employees, products and technology of Caststream into our business, and we face various risks as a result of these acquisitions including, but not limited to:

•	the ability to retain and motivate certain key Caststream employees;

•	the ability to retain and develop Caststream customers;

•	the failure to integrate the technology, operations and certain members of the workforce of Caststream with our business;

•	the failure to realize the potential or strategic benefits of the acquisitions;

•	the incurrence of substantial unanticipated integration costs; and

•	the disruption of our ongoing business.

If we are not able to successfully integrate and develop the business of Caststream, our business may be negatively affected in future periods, which may cause our stock price to decline. In addition, if the value of the intangible assets and goodwill acquired becomes impaired, we will be required to write down the value of the assets, which would negatively affect our financial results. We may incur liabilities from Caststream that include liabilities for intellectual property infringement or indemnification of Caststream’s customers for similar claims, which could materially and adversely affect our business.

We could make future acquisitions that may result in additional risks to us.

We may continue to make investments in complementary companies, products or technologies. If we acquire a company or a division of a company, we may experience difficulty integrating that company or division’s personnel and operations, which could negatively affect operating results. In addition:

•	key personnel of the acquired company may decide not to accept employment with us;

•	the ongoing business may be disrupted or receive insufficient management attention; and/or

•	we may not be able to recognize the anticipated cost savings or other financial benefits.

In connection with future acquisitions, we may be required to assume the liabilities of the acquired companies, including liabilities for intellectual property infringement or indemnification of customers of acquired businesses for similar claims, which could materially and adversely affect the business. We may have to incur debt or issue equity securities to pay for any future acquisition, the issuance of which may involve restrictive covenants or be dilutive to existing shareholders.

Our stock is subject to substantial price and volume fluctuations due to a number of factors, many of which are beyond our control, and those fluctuations may prevent shareholders from reselling their stock at a profit.

The stock market in general, and the market for shares of technology companies in particular, has experienced extreme price and volume fluctuations, which have often been unrelated to the operating performance of the affected companies. Strategic factors such as new product introductions, acquisitions or restructurings by us or our competitors may have a significant impact on the market price of our common stock. Furthermore, quarter-to-quarter fluctuations in operating results may have a significant impact on the market price of the stock. These conditions, as well as factors that generally affect the market for stocks of high technology companies, could cause the price of our stock to fluctuate substantially over short periods.

Our stock was delisted from the Nasdaq SmallCap Market on October 21, 2003, and is now listed on the Over-the-Counter Bulletin Boards. Since then, the trading volume for our common stock has been low and there may not be a market for the resale of our common stock.

Our stock was de-listed by the Nasdaq on October 21, 2003, and is now listed on the Over-the-Counter Bulletin Board under the symbol TTLA.OB. Trading our stock may be more difficult due to the OTC market’s limited trading activity, and there may not be a market for the resale of our common stock. This could cause a further decline in our stock price. Declines in the market price of our stock could greatly impair our ability to raise capital through equity or debt financing.

We have issued a significant number of shares of our common stock and warrants to purchase shares of our common stock over the past several years, substantially diluting our outstanding common stock. A substantial portion of those shares will be eligible for sale on the open market, which may cause the trading price of our common stock to fluctuate or decline.

In connection with several transactions since June 2003, we have issued over 24,000,000 shares of our common stock and warrants to purchase shares of our common stock to investors, employees and shareholders of acquired companies. While certain shares and warrants are subject to trading restrictions, the majority of them are not. Therefore, we have little control over the timing of any sales of shares by any of the selling shareholders. As a result, the market price of our common stock may fall if a large portion of those shares is sold in the public market. If we continue to issue shares of our common stock, or if a substantial portion of the outstanding warrants are exercised, further diluting the number of shares outstanding, this may cause the price of our common stock to decline.

Our stock price may be volatile, and you may not be able to resell shares of our common stock at or above the price you paid, or at all.

The trading price of our common stock could be subject to wide fluctuations due to the factors discussed in this risk factors section and elsewhere in this Annual Report on Form 10-K. In addition, the stock market in general, and technology companies in particular, have experienced extreme price and volume fluctuations. The average trading volume of our common stock is low, and current trading prices and valuations may not be sustainable. These broad market and industry factors may decrease the market price of our common stock, regardless of our actual operating performance. In addition, in the past, following periods of volatility in the overall market and the market price of a company’s securities, securities class action litigation has often been instituted against companies that have experienced significant declines in share price. This type of litigation, if instituted against us, could result in substantial costs and a diversion of our management’s attention and resources.

It may be difficult for us to raise needed capital in the future.

We may require substantial additional capital to finance future growth and fund ongoing operations through the remainder of fiscal 2005 and beyond. Due to risks and uncertainties in the market place, we may need to raise additional capital. We may raise additional funds through public or private financing, strategic relationships or other arrangements. We cannot be certain that the funding, if or when needed, will be available on attractive terms, or at all. Furthermore, any additional equity financing may be dilutive to shareholders, and debt financing, if available, may involve restrictive covenants. Strategic arrangements, if necessary to raise additional funds, may require us to relinquish our rights to certain of our technologies or products. If we fail to raise capital when needed, our business will be negatively affected, which could cause the price of our common stock to decline.

Our corporate actions are substantially controlled by principal shareholders.

Our principal shareholders beneficially own approximately 51% of our outstanding common stock. These shareholders, if they acted together, could exert substantial control over matters requiring approval by our shareholders, including electing directors and approving mergers or other business combination transactions. This concentration of ownership may also influence the outcome of a change in control of our company, which could deprive our shareholders of an opportunity to receive a premium for their stock as part of a sale of our company and might reduce our stock price. These actions may be taken even if they are opposed by our other shareholders.

We will continue to incur increased costs as a result of being a public company subject to the Sarbanes-Oxley Act of 2002 (“SOA”), as well as new rules implemented by the Securities and Exchange Commission (“SEC”).

As a public company, we incur significant legal, accounting and other expenses. In addition, the SOA, as well as new rules subsequently implemented by the SEC, have required changes in corporate governance practices of public companies. We expect these new rules and regulations to increase our legal and financial compliance costs and to make certain activities more time-consuming and costly. For example, as a result of the SOA and related rules adopted by the SEC, we have created additional board committees and are adopting comprehensive new policies regarding internal controls and disclosure controls and procedures. We are currently evaluating and monitoring developments with respect to these new rules and are working towards becoming SOA section 404 compliant. However, we cannot predict or estimate the full amount of additional costs related to these activities that we are likely to incur or the timing of such costs, or if we will become SOA section 404 compliant.

Recent Accounting Pronouncements

In December 2003 the Financial Accounting Standards Board (“FASB”) issued Interpretation 46R (“FIN 46R”), a revision to Interpretation 46 (“FIN 46”), “Consolidation of Variable Interest Entities”. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46R clarifies some of the provisions of FIN 46 and exempts certain entities from its requirements. FIN 46R was effective for us during the quarter ending March 31, 2004. We have no interest in variable interest entities, so the adoption of FIN 46 and FIN 46R had no affect on our financial position or results of operations.

In July 2004, the FASB ratified Emerging Issues Task Force (“EITF”) consensus on Issue No. 02-14, “Whether an Investor Should Apply the Equity Method of Accounting to Investments Other Than Common Stock”, which provides guidance regarding application on the equity method of accounting to investments other than common stock. EITF Issue No. 02-14 will be effective beginning in our first quarter of fiscal 2005. We do not believe the adoption of EITF Issue No. 02-14 will have a material impact on our financial position or results of operations.

In December 2004, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 123R “Share-Based Payment” (“SFAS 123R”), a revision to SFAS No. 123 “Accounting for Stock-Based Compensation” (“SFAS 123”), and superseding APB Opinion No. 25 “Accounting for Stock Issued to Employees” and its related implementation guidance. SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services, including obtaining employee services in share-based payment transactions. SFAS 123R applies to all awards granted after the required effective date and to awards modified, repurchased, or cancelled after that date. Adoption of the provisions of SFAS 123R is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. Tarantella has not yet evaluated the potential impact that the adoption of SFAS 123R will have on its consolidated financial position and results of operations.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk

Market-Rate Sensitive Instruments and Risk Management

We are exposed to market risk related to changes in interest rates, foreign currency exchange rates, and equity security prices. We do not use derivative financial instruments for speculative or trading purposes.

Interest-Rate Risk

As of September 30, 2004 the Company had cash of $9.6 million, consisting of cash and highly liquid money market instruments with maturities of less than 90 days. Because of the short maturities of these instruments, a sudden change in market interest rates would not have a material impact on the fair value of the portfolio. We would not expect operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest on our portfolio.

Foreign Exchange Risks

Currently, we denominate sales to some European customers in Euros and also incur expenses related to our European operations in British Pounds and Euros. Through May 2001, we used forward foreign exchange contracts to manage foreign exchange exposures associated with underlying assets, liabilities and anticipated transactions. Since the completion of the transaction in which we sold the Server Software and Professional Services divisions to Caldera International, we do not believe the foreign exchange risk is great enough to warrant the purchase of forward foreign exchange contracts. A hypothetical change of 10% in the foreign currency exchange rates would not have a material impact on our consolidated financial position or results of operations.

Equity Security Price Risk

As of September 30, 2004 the Company has investments in small number of privately held companies, the carrying value of which is now zero. Historically, we do not hedge our investments in equity securities.

Item 8.    Financial Statements and Supplementary Data

TARANTELLA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Fiscal Years Ended September 30,
	2004	2003	2002
	(In thousands, except per share data)
Net revenues:
Licenses	$8,169	$10,959	$11,354
Services	4,319	3,047	2,866

Total net revenues	12,488	14,006	14,220

Cost of revenues:
Licenses	756	324	327
Impairment of intangibles	424	—	—
Services	1,547	1,231	1,172

Total cost of revenues	2,727	1,555	1,499

Gross margin	9,761	12,451	12,721

Operating expenses:
Research and development	4,403	4,280	5,641
Selling, general and administrative	18,558	15,186	19,564
Legal settlement and litigation costs	1,166	—	—
Restructuring charges	1,584	2,246	2,299

Total operating expenses	25,711	21,712	27,504

Operating loss	(15,950)	(9,261)	(14,783)

Other income (expense):
Gain/(loss) on sale of investments	718	—	(2,443)
Loss and impairment of equity investments	(244)	—	(4,010)
Interest income, net	76	46	518
Other income/(expense), net	(126)	(169)	3,451

Total other income (expense)	424	(123)	(2,484)

Loss before income taxes	(15,526)	(9,384)	(17,267)

Provision for (benefit from) income taxes	129	300	(1,076)

Net loss	(15,655)	(9,684)	(16,191)

Other comprehensive (loss) income:
Unrealized gain on available for sale securities	256	409	121
Reclassification adjustment for gains included in net income	(718)	—	—

Net (loss) gain recognized in other comprehensive income	(462)	409	121
Foreign currency translation adjustment	93	27	163

Total other comprehensive income (loss)	(369)	436	284

Comprehensive loss	$(16,024)	$(9,248)	$(15,907)

Loss per share—basic and diluted	$(0.71)	$(1.10)	$(2.00)

Shares used in loss per share calculation—basic and diluted	21,951	8,809	8,096

See accompanying notes to consolidated financial statements.

TARANTELLA, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands)

	September 30,
	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$9,621	$3,151
Trade receivables, net of allowances of $0.1 million and $0.5 million, respectively	2,069	2,980
Available-for-sale equity securities	—	632
Other receivables	247	175
Prepaids and other current assets	622	720

Total current assets	12,559	7,658

Property and equipment, net	947	734
Acquired intangible assets, net	674	1,262
Goodwill	2,395	2,391
Other assets	19	343

Total assets	$16,594	$12,388

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Trade payables	$832	$1,341
Line of credit	—	319
Royalties payable	—	22
Royalties payable—former New Moon shareholders	1,713	1,725
Income taxes payable	210	549
Accrued restructuring charges	1,121	854
Accrued expenses and other current liabilities	3,740	3,317
Deferred revenues	2,572	1,757

Total current liabilities	10,188	9,884

Long-term deferred revenues	794	36
Long-term liabilities, other	16	—

Total long-term liabilities	810	36

Commitments and contingencies (note 11)

Shareholders’ equity:
Preferred stock, authorized 20,000 shares; no shares issued and outstanding in 2004 and 2003	—	—
Common stock, no par value, authorized 100,000 shares; issued and outstanding 27,553 and 11,959 shares at September 30, 2004 and September 30, 2003 respectively	146,088	126,749
Deferred stock compensation	(187)	—
Accumulated other comprehensive income	184	553
Accumulated deficit	(140,489)	(124,834)

Total shareholders’ equity	5,596	2,468

Total liabilities and shareholders’ equity	$16,594	$12,388

See accompanying notes to condensed consolidated financial statements.

TARANTELLA, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	Common Stock		Deferred Stock Compensation	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Shareholders' Equity
	Shares	Amount
	(In thousands)
Balances, September 30, 2001	8,023	$119,919	$—	$(167)	$(98,959)	$20,793

Common stock issuance under stock option and purchase plans	183	192	—	—	—	192
Unrealized gain on investment	—	—	—	121	—	121
Stock compensation expense	—	595	—	—	—	595
Foreign currency translation	—	—	—	163	—	163
Warrants—Early Bird Capital	—	138	—	—	—	138
Net loss	—	—	—	—	(16,191)	(16,191)

Balances, September 30, 2002	8,206	120,844	—	117	(115,150)	5,811

Common stock issuance under stock option and purchase plans	211	182	—	—	—	182
Unrealized gain on investment	—	—	—	409	—	409
Stock compensation expense	—	10	—	—	—	10
Foreign currency translation	—	—	—	27	—	27
New Moon acquisition	1,592	3,614	—	—	—	3,614
Private placement of common stock and warrants	1,950	2,099	—	—	—	2,099
Net loss	—	—	—	—	(9,684)	(9,684)

Balances, September 30, 2003	11,959	126,749	—	553	(124,834)	2,468

Common stock issuance under stock option and purchase plans	289	284	—	—	—	284
Reversal of unrealized gain on available-for-sale investment	—	—	—	(462)	—	(462)
Stock compensation expense	—	219	519	—	—	738
Deferred stock compensation	660	706	(706)	—	—	—
Foreign currency translation	—	—	—	93	—	93
New Moon acquisition	(24)	(54)	—	—	—	(54)
Common stock issuance related to Caststream acquisition	100	377	—	—	—	377
Private placement of common stock and warrants	14,569	17,807	—	—	—	17,807
Net loss	—	—	—	—	(15,655)	(15,655)

Balances, September 30, 2004	27,553	$146,088	$(187)	$184	$(140,489)	$5,596

See accompanying notes to consolidated financial statements.

TARANTELLA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Years Ended September 30,
	2004	2003	2002
	(In thousands)
Cash flows from operating activities:
Net loss	$(15,655)	$(9,684)	$(16,191)
Adjustments to reconcile net loss to net cash used for operating activities—
Depreciation and amortization	1,142	935	953
Foreign currency exchange loss	55	15	148
Loss on disposal of property and equipment	16	97	288
Gain on sale of available-for-sale equity securities	(718)	—	—
Impairment of investments	244	151	976
Amortization of warrant and stock compensation expense	738	10	733
Compensation expense to former Caststream shareholders	124	—	—
Impairment of New Moon purchased intangibles	424	—	—
Loss on sale of divisions to Caldera	—	—	2,443
Gain on sale of Caldera common stock	—	—	(4,491)
Loss on equity investment in Caldera	—	—	4,010
Changes in operating assets and liabilities, net of New Moon acquisition:
Trade receivables	911	(193)	1,017
Other receivables	(72)	54	7
Other current assets	98	151	(227)
Other assets	80	573	(954)
Trade payables	(530)	160	(378)
Royalties payable	(22)	(180)	(531)
Income taxes payable	(339)	(32)	207
Accrued restructuring charges	267	(17)	527
Accrued expenses and other current liabilities	366	(2,010)	(3,645)
Deferred revenues	1,573	703	(298)
Other long-term liabilities	16	—	(1,760)

Net cash used for operating activities	(11,282)	(9,267)	(17,166)

Cash flows from investing activities:
Sales of short-term investments and marketable securities	889	—	3,531
Purchases of property and equipment	(441)	(237)	(200)
Purchases of software and technology licenses	(421)	—	(9)
Acquisition of New Moon, net of cash acquired	—	3,323	—
Changes in New Moon royalty payable	(12)	(102)	—
Additional New Moon acquisition costs	(4)	—	—
Proceeds from Caldera transaction	—	—	9,042

Net cash provided by investing activities	11	2,984	12,364

Cash flows from financing activities:
Payments on capital lease obligations	(31)	(230)	(455)
Line of credit (repayment) borrowings	(319)	319	—
Net proceeds from issuance of common stock	284	182	192
Proceeds from private placement of common stock and warrants	17,807	2,099	—

Net cash provided by (used for) financing activities	17,741	2,370	(263)

Effects of exchange rate changes on cash and cash equivalents	—	9	20

Increase (decrease) in cash and cash equivalents	6,470	(3,904)	(5,045)

Cash and cash equivalents at beginning of year	3,151	7,055	12,100

Cash and cash equivalents at end of year	$9,621	$3,151	$7,055

See accompanying notes to consolidated financial statements.

TARANTELLA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

	Fiscal Years Ended September 30,
	2004	2003	2002
	(In thousands)
Supplemental disclosure of cash flow information:
Cash paid during year for:
Income taxes	$490	$370	$565
Interest	5	4	21
Non-cash financing and investing activities:
Unrealized (loss) gain on available-for-sale equity securities	(462)	409	121
Issuance of stock and warrants to acquire Caststream	377	—	—
Stock compensation expense	738	10	595
Assets acquired under capital leases	—	259	—
Warrants issued to Early Bird Capital	—	—	138

Reconciliation of proceeds from Caldera transaction:
Loss on sale of divisions to Caldera	$—	$—	$(2,443)
Discounted note receivable	—	—	7,466
Write off of tax reserve related to Caldera transaction	—	—	(150)
Write off of royalty reserves related to Caldera transaction	—	—	(345)
Write off of commission receivable related to Caldera transaction	—	—	23
Sale of Caldera International common stock	—	—	4,491

Cash proceeds from Caldera transaction	$—	$—	$9,042

See accompanying notes to consolidated financial statements.

TARANTELLA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—The Company

Tarantella, Inc. (the “Company”) is a leading provider of Internet infrastructure software that enables web-based access to enterprise applications from virtually any client device including personal computers, Apple Macintosh computers, network terminals known as “thin clients” and handheld devices, such as personal digital assistants. The Tarantella Secure Global Desktop Enterprise Edition solution instantly provides managed and secure web access to enterprise mainframe, Windows, AS/400, Linux, and UNIX applications. It leverages existing information technology assets to provide cost savings, improved productivity, and the flexibility to accommodate the rapid changes in today’s organizations.

We were incorporated as The Santa Cruz Operation, Inc. (SCO) in California in 1979. On May 4, 2001, SCO completed the sale of its Server Software and Professional Services Divisions to Caldera Systems, Inc., retaining the Tarantella Division. A new company, Caldera International, was formed which combined the assets acquired from SCO with the assets of Caldera Systems. Upon the completion of the sale, SCO changed its corporate name to Tarantella, Inc.

Note 2—Continued Operations and Going Concern

We operate in the software industry, which is characterized by intense competition, rapid technological advances and evolving industry standards. Factors that could affect our future operating results and cause actual results to vary materially from expectations include, but are not limited to, dependence on an industry that is characterized by rapid technological changes, fluctuations in end-user demands, evolving industry standards, competition, and risks associated with foreign currencies. Failure by us to anticipate or respond adequately to technological developments in its industry, changes in customer or supplier requirements or changes in industry standards could have a material adverse effect on our business and operating results.

Our net loss was $15.7 million for the year ended September 30, 2004, and we have recorded substantial net losses during each of the past five fiscal years. During the year ended September 30, 2004, we continued to require funds to finance our operations. We have implemented a series of restructuring programs over the past several years aimed at aligning our costs to our revenues and increasing our revenues to compete in the current business environment and over the long-term. While we believe we have made progress in these areas, we must continue to manage our costs and improve our revenues to compete in the existing business environment.

In connection with the above plan, we anticipate that we will record charges, including substantial costs required to meet the filing requirements of a public company including the requirements of the Sarbanes-Oxley Act of 2002, and potential additional restructurings charges to further align our costs to our revenues, possibly including asset impairments and other associated charges, the amount and timing of which cannot be fully estimated at this time.

We believe that, unless we effectively balance our cost structure to our revenues, we may not be able to access the capital markets for new borrowings or financings on acceptable terms. Continued losses of the magnitude we recorded in fiscal 2004 and fiscal 2003 are unsustainable. We have significant obligations due in 2005 and thereafter, including significant financing maturities related to a business purchase we had during fiscal 2003, operating lease payments and other on-going operating costs. We are intensively engaged in an effort to implement our new strategic business rebranding initiatives in order to affect a successful expansion of our product’s market penetration and growing to a profitable company, but there can be no assurance this effort will succeed. If we do not make substantial progress in the near-term toward achieving profitable growth in our competitive market we may not succeed as a going concern.

TARANTELLA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

These matters, among others, raise substantial doubt about our ability to continue as a going concern. Our Consolidated Financial Statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Accordingly, the accompanying Consolidated Financial Statements do not include any adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should we be unable to continue as a going concern.

Note 3—Summary of Significant Accounting Policies

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

Cash Equivalents    We consider all highly liquid investments with a maturity of 90 days or less at the date of acquisition to be cash equivalents.

Allowance for Doubtful Accounts    The allowance for doubtful accounts reflects our best estimate of probable losses inherent in the accounts receivable balance. We determine the allowance based on known troubled accounts, historical experience, and other currently available evidence. Components of this account are primarily allowances for returns on sales and doubtful accounts.

Available-for-sale Equity Securities    We classify our investments in certain equity securities in publicly traded companies as available-for-sale. Such investments are recorded at fair market value based on quoted market prices, and unrealized gains and losses are included in other comprehensive income. In fiscal 2004 we sold our interest in all publicly traded companies and as a result we had no unrealized gains or losses on such investments as of September 30, 2004. We had unrealized gains of $461,000 and $52,000 as of September 30, 2003, and September 30, 2002, respectively. We have investments in privately held companies that are classified as other assets. Realized gains and losses, which are calculated based on the specific identification method, are recorded in operations as incurred. Investments in privately held companies with less than 20% ownership are carried at the lower of cost or realizable value.

Credit Risk    Financial instruments which potentially subject us to concentrations of credit risk consist primarily of cash equivalents and accounts receivable. Cash and cash equivalents consist primarily of cash accounts held at various banks, money market funds held at several financial institutions and a certificate of deposit. We sell our products to various organizations in different industries and geographies, and do not require collateral or other security to support accounts receivable. Credit risk is mitigated by our credit evaluation process and limited payment terms. In addition, we maintain an allowance for potential credit losses.

Property and Equipment    Property and equipment are stated at cost and, except for assets recorded under capital lease and leasehold improvements, are depreciated using the straight-line method over the estimated

TARANTELLA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

useful lives of the assets, ranging from three to five years. Leasehold improvements and assets recorded under capitalized leases are amortized using the straight-line method over the lesser of the remaining term of the lease or the estimated life of the asset, ranging from one to ten years.

Purchased Software and Technology Licenses    Purchased software consists of core intellectual property rights owned by us. Technology licenses represent payments for the rights to use and integrate third party technology into our product offerings. Amounts capitalized are amortized on a straight-line basis over the estimated product life, ranging from three to ten years.

Accounting for Long-Lived Assets    We review property, equipment, purchased software and technology licenses for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is measured by comparison of its carrying amount to estimated future net cash flows the assets are expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying value of the asset exceeds the projected discounted future operating cash flows.

Goodwill and Intangible Assets    As part of the New Moon Systems, Inc. (“New Moon”) acquisition in the third quarter of fiscal 2003, we allocated the purchase price to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values (see Note 16—Business Combinations, Acquisition of New Moon Systems, Inc.). A third-party appraisal firm assisted management in determining the fair values of the assets acquired and the liabilities assumed. Such valuations required management to make estimates and assumptions, especially with respect to intangible assets. Estimates associated with the accounting for the acquisition may change as additional information becomes available regarding the assets acquired and liabilities assumed.

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

In June 2001, the Financial Accounting Standard Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. The provisions of SFAS No. 142 also require an annual goodwill impairment test. Management will perform the annual goodwill impairment test as of July 1st, to determine if there is any goodwill impairment. Under SFAS 142, goodwill and intangible assets of a reporting unit shall be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. We believe that there has been no event as of September 30, 2004, that reduced the fair value of our reporting unit below the goodwill carrying amounts. Based on management’s assessments certain of the intangible assets were determined to be impaired as of July 1, 2004 and appropriate write-down in the judgment of management have been recognized against the related intangible assets carrying amounts in fiscal 2004. (See Note 16—Acquired Intangible Assets, net, regarding current year evaluation of intangible assets test for impairment.)

Software Development Costs    SFAS No. 86 provides for the capitalization of certain software development costs once technological feasibility is established. Capitalized costs are then amortized on a straight-line basis

TARANTELLA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

over the estimated product life, or on the ratio of current revenues to total projected product revenues, whichever is greater. Through September 30, 2004, we believe our process for developing software was essentially completed concurrent with the establishment of technological feasibility, and accordingly, no software development costs have been capitalized to date.

Revenue Recognition    Our revenue is derived primarily from two sources, across many industries: (i) products license revenue, derived primarily from product sales to distributors and end users, and royalty revenue, derived primarily from initial license fees and ongoing royalties from product sales by source code OEMs (original equipment manufacturers) and ISVs (independent software vendors); and (ii) services and support revenue, derived primarily from providing software updates, support, education and consulting services to end users.

We account for revenue under the provisions of AICPA Statement of Position (“SOP”) 97-2, Software Revenue Recognition, as amended. Product revenue is recognized upon shipment if evidence of an arrangement exists, the fee is fixed and determinable and collection of resulting receivables is probable. Sales to distributors are recognized upon sale by the distributor to resellers or end users. In certain instances when distributors waive their right to return product, revenue is recognized upon shipment if evidence of an arrangement exists, the fee is fixed and determinable and collection of resulting receivables is probable. Estimated product returns are recorded upon recognition of revenue from customers having rights of return, including exchange rights for unsold products and product upgrades.

Until May 2001, the Company sold two types of software products, UNIX-based operating system software, which was sold under the UnixWare and OpenServer names, and application broker software sold under the Tarantella name. In May 2001, the Company sold the UNIX-based business to Caldera Systems, Inc.

For multiple element contracts involving the sale of our products we use the residual value method to allocate revenue to each component. Vendor specific objective evidence of the fair value of maintenance of license agreements is based on stated renewal rates, and for contracts that do not include stated renewal rates, vendor specific objective evidence of the fair value is determined by reference to the price paid by our customers when maintenance is sold separately. Past history has shown that the rate we charge for maintenance for license agreements with a stated renewal rate is similar to the rate we charge for maintenance on license agreements without a stated renewal rate.

We recognize revenue from maintenance fees for ongoing customer support and product updates ratably over the period of the maintenance contract. Payments for maintenance fees are generally made in advance and are non-refundable. For revenue allocated to education and consulting services or derived from the separate sale of such services, we recognize revenue as the related services are performed.

We recognize product revenue from royalty payments upon receipt of quarterly royalty reports from OEMs (original equipment manufacturers) and ISVs (independent software vendors) related to their product sales.

We perform ongoing credit evaluations of our customers’ financial condition and do not require collateral. We maintain allowances for potential credit losses and such losses have been within management’s expectations.

TARANTELLA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Advertising    We classify advertising costs as incurred in operating expenses, in accordance with EITF 01-9, Accounting for Consideration Given by a Vendor to a Customer (including a Reseller of the Vendor’s products). The majority of advertising expense relates to our reimbursing certain qualified customers for a portion of the advertising costs related to their promotion of our products. Our maximum liability for reimbursement is accrued at the time revenue is recognized as a percentage of the qualified customer’s net revenue derived from our products. For fiscal 2004, fiscal 2003 and fiscal 2002, advertising expense totaled approximately $0.3 million, $0.4 million, and $0.2 million, respectively.

Income Taxes    We record income taxes using an asset and liability approach that results in the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in our consolidated financial statements or tax returns. In estimating future tax consequences, all expected future events other than enactment of changes in tax laws are considered. When necessary, a valuation allowance is recorded to reduce tax assets to an amount for which realization is more likely than not. The provision for income taxes represents taxes payable for the current period, plus the net change in deferred tax amounts.

Stock Based Compensation    We account for stock-based compensation arrangements under the provisions of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees for our fixed stock option plan and employee stock purchase plan and accordingly, have not recognized compensation cost in the accompanying consolidated statement of operations for options issued at fair value. SFAS 123, Accounting for Stock Based Compensation, permits the use of either a fair value based method or the intrinsic value method to measure the expense associated with stock-based compensation arrangements. In accordance with the disclosure provisions of SFAS 148, Accounting for Stock Based Compensation—Transition and Disclosure, the pro forma effect on our net loss had compensation expense been recorded for the fiscal years ended September 30, 2004, 2003 and 2002, respectively, as determined under the fair value method, is shown below (in thousands, except per share amounts):

	Fiscal Years Ended September 30,
	2004	2003	2002
	(In thousands, except per share)
Net loss, as reported	$(15,655)	$(9,684)	$(16,191)
Add: Stock-based employee compensation expense included in reported net loss	738	10	595
Less: Total stock-based employee compensation expense determined under fair value based method for all awards	(3,006)	(5,238)	(6,069)

Pro forma net loss	$(17,923)	$(14,912)	$(21,665)

Basic and diluted net loss per share:
As reported	$(0.71)	$(1.10)	$(2.00)

Pro forma	$(0.82)	$(1.69)	$(2.68)

TARANTELLA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The fair value of the options granted under the Option Plans and the Director Plan were estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

	Fiscal Years Ended September 30,
	2004	2003	2002
Risk-free interest rate	3.23%	2.64%	3.73%
Dividend yield	0%	0%	0%
Common stock volatility factor	105%	100%	94%
Expected employee option life	4 years	4 years	4 years
Expected executive option life	5 years	5 years	5 years

The fair value for the Employee Stock Purchase Plan rights were also estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions:

	Fiscal Years Ended September 30,
	2004	2003	2002
Risk-free interest rate	1.06%	1.42%	2.09%
Dividend yield	0%	0%	0%
Common stock volatility factor	109%	107%	94%
Expected option life	6 months	6 months	6 months
Weighted average fair value of rights	$0.83	$0.37	$0.27

Computation of Loss Per Share    Basic loss per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted loss per share is computed by giving effect to all dilutive potential common shares that were outstanding during the period. For the Company, dilutive potential common shares consist of the incremental common shares issuable upon the exercise of stock options and warrants for all periods. All potentially dilutive securities have been excluded from the computation of diluted loss per share as their affect is anti-dilutive on the loss from operations for all periods presented. The potentially dilutive securities are as follows:

	Fiscal Year Ended September 30,
	2004	2003	2002
	(In thousands)
Options and warrants outstanding not included in computation of diluted loss per share because the exercise price was greater than the average market price.	3,839	4,033	1,823
Options and warrants outstanding not included in computation of diluted loss per share because their inclusion would have been anti-dilutive.	5,117	1,203	737

Segment Information    We operate and are managed internally as one operating segment in accordance with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. Our chief operating decision maker is our Chief Executive Officer.

TARANTELLA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Recent Accounting Pronouncements

In January 2003 the FASB issued FIN No. 46, Consolidation of Variable Interest Entities (“FIN 46”) and a revised interpretation of FIN No. 46 (“FIN 46R”) in December 2003. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46R was effective for us during the quarter ended March 31, 2004. We have no interest in variable interest entities, so the adoption of FIN 46R had no affect on our financial position or results of operations.

In July 2004, the FASB ratified Emerging Issues Task Force (“EITF”) consensus on Issue No. 02-14, Whether an Investor Should Apply the Equity Method of Accounting to Investments Other Than Common Stock, which provides guidance regarding application on the equity method of accounting to investments other than common stock. EITF Issue No. 02-14 will be effective beginning in our first quarter of fiscal 2005. We do not believe the adoption of EITF Issue No. 02-14 will have a material impact on our financial position or results of operations.

In December 2004, the FASB issued SFAS No. 123R “Share-Based Payment” (“SFAS 123R”), a revision to SFAS No. 123 “Accounting for Stock-Based Compensation” (“SFAS 123”), and superseding APB Opinion No. 25 “Accounting for Stock Issued to Employees” and its related implementation guidance. SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services, including obtaining employee services in share-based payment transactions. SFAS 123R applies to all awards granted after the required effective date and to awards modified, repurchased, or cancelled after that date. Adoption of the provisions of SFAS 123R is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. Tarantella is currently in the process of evaluating the potential impact that the adoption of SFAS 123R will have on its consolidated financial position and results of operations.

Foreign Currency Translation    The functional currency of our foreign branches and subsidiaries is the local currency. All assets and liabilities denominated in foreign currencies are translated into U.S. dollars at the exchange rate prevailing on the balance sheet date. Revenues, costs and expenses are translated at average rates of exchange prevailing during the period. Translation adjustments resulting from translation of the branches and subsidiaries’ accounts are accumulated as a separate component of shareholders’ equity. Gains and losses resulting from foreign currency transactions are included in the consolidated statements of operations and have not been significant.

Fair Value of Financial Instruments    Carrying amounts of certain of our financial instruments, including cash and cash equivalents, receivables, accounts payable, accrued payroll and other accrued liabilities, approximate fair value because of their short maturities. The fair values of investments are determined using quoted market prices for those securities or similar financial instruments. The fair value of other long-term liabilities approximates the carrying value due to the market interest rates that these obligations bear.

Note 4—Cash and Cash Equivalents

	September 30,
	2004	2003
	(In thousands)
Bank demand deposits	$2,056	$3,151
Money market accounts	7,565	—

	$9,621	$3,151

TARANTELLA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 5—Allowance for Doubtful Accounts

Description	Balance at Beginning of Period	Charged to Revenues or Expenses	Write-offs and other	Balance at End of Period
	(In thousands)
Year Ended September 30,
2004 Allowance for returns	$209	$467	$613	$63
Allowance for doubtful accounts	323	(9)	271	43

Total allowance	$532	$458	$884	$106

2003 Allowance for returns	$111	$907	$809	$209
Allowance for doubtful accounts	229	(16)	(110)	323

Total allowance	$340	$891	$699	$532

2002 Allowance for returns	$920	$27	$836	$111
Allowance for doubtful accounts	1,415	371	1,557	229

Total allowance	$2,335	$398	$2,393	$340

Note 6—Available-for-sale Equity Securities and Investments

During fiscal 2004 we had realized gain on sale of equity securities of $0.7 million. There were no realized gains or losses from investments in fiscal 2003. In fiscal 2002, the Company had realized gains from sale of investments of $4.5 million.

In November 1996, we purchased $2.0 million of convertible debentures from a domestic distribution channel partner. In February 1999, we elected to convert, in its entirety, the debenture into shares of preferred stock. In January 2000 we redeemed 68,805 shares at their cost of $2.181 per share. After the redemption the Company had 848,259 shares of preferred stock at a cost of $1.85 million. On January 4, 2001 the channel distribution partner was purchased by Ebiz Enterprises, Inc., and we received 2,367,999 shares of Ebiz common stock.

In March 2000, we purchased $2.0 million of preferred stock in a private Linux distribution company. On October 5, 2000 this company was purchased by Ebiz Enterprises, Inc. We received 2,208,749 shares of Ebiz common stock and 787,878 warrants to purchase shares.

During the quarter ended June 30, 2001, we determined the decline in the fair value of our investment in Ebiz was other than temporary and thus required a permanent write-down of the investment by $1.5 million.

At September 30, 2001, the Company had gross accounts receivable with Ebiz of $1.1 million. This amount was fully reserved as Ebiz declared bankruptcy on September 7, 2001, and did not have the ability to pay. At September 30, 2002, we had written off all receivables related to Ebiz as they were no longer in business. There were no sales to this related party in fiscal 2004 or fiscal 2003. Sales to this related party were $25,398 for fiscal 2002.

At September 30, 2003 and September 30, 2002 we held 505,767 shares of Rainmaker’s common stock. We accounted for these shares as available-for-sale securities and recorded them at fair market value, based on quoted market prices with any unrealized gains or losses included as part of accumulated other comprehensive

TARANTELLA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

income. During fiscal 2003 and fiscal 2002, we did not sell any shares of Rainmaker stock. During fiscal 2004, we sold our remaining 505,767 shares of Rainmaker stock with a cost basis of $0.2 million, and for which we received cash proceeds of $0.9 million. At September 30, 2004 and September 30, 2003, we did not have any accounts receivable from Rainmaker. There were no sales to Rainmaker in fiscal 2004, 2003 or 2002.

As of September 30, 2004 we determined that our equity investment in Netilla Networks, Inc. had become fully impaired and wrote-off our remaining net book value investment of $244,000.

Note 7—Related Parties

	Fiscal Year Ended September 30,
	2004	2003	2002
	(In thousands)
Net Revenues:
License, third parties	$8,169	$10,959	$10,808
License, related parties	—	—	546
Service, third parties	4,319	3,047	2,556
Service, related parties	—	—	310

Total net revenues	$12,488	$14,006	$14,220

There were no related party revenues for fiscal 2004 or 2003. Related party revenues for fiscal 2002 were sales to two companies in which we had significant investments. There were no related party receivables at September 30, 2004, 2003 or 2002.

Below are transactions and series of similar transactions during the last three fiscal years to which we were a party or will be a party, in which:

•	The amounts involved exceeded or will exceed $60,000; and

•	A director, executive officer, holder of more than 5% of our common stock or any member of their immediate family had or will have a direct or indirect material interest.

Described below are also certain other transactions with our directors, executive officers and shareholders.

On March 29, 2004, we entered into a Stock Exchange Agreement with Caststream, Inc. and the shareholders of Caststream, Inc. Under the terms of the agreement, we acquired all the capital stock of Caststream in exchange for 100,000 shares of common stock and warrants for 100,000 shares. We also assumed certain liabilities of Caststream of approximately $40,000. The transaction was considered a related party transaction because two of the Caststream shareholders, E. Joseph Vitetta, Jr. and Stephen Bannerman were hired in December 2003 as Vice President Corporate Development and Chief Marketing Officer, respectively. Mr. Bannerman’s title subsequently changed to Chief Marketing Officer. In January 2004, Mr. Vitetta was appointed as Corporate Secretary, and in October 2004, he also assumed the role of Managing Director of EMEA. In addition, we hired three other Caststream shareholders in December 2003 in various marketing and technical positions. The Audit Committee of our board of directors, and our board of directors approved the transaction.

The J3D Family Limited Partnership and the Lawrence Michels Family Limited Partnership (both of which Douglas Michels, one of our directors and our former CEO, is a general partner) are partners in Encinal Partnership No. 1 (“EP1”), which leases certain office premises located in Santa Cruz, California under one lease

TARANTELLA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

to us. The lease commenced on January 1, 1989 and had a ten-year term, with two options to renew for five-year periods. The lease has been renewed through June 30, 2005. The lease covers approximately 50,830 square feet of building space at a current cost of approximately $97,587 per month on a straight line basis, which includes an annual adjustment based on the Consumer Price Index. An addendum to this lease was entered into granting us a 50% rent abate for the period commencing August 1, 2003 and ending March 31, 2004 amounting to $0.4 million and requiring us to repay the abatement plus interest at 10% per annum on the sooner of certain circumstances or June 30, 2005. The abatement has not yet been repaid, and we expect to repay the abatement plus accrued interest on June 30, 2005. Rents paid to these related parties were $1.2 million, $1.0 million and $1.1 million for the fiscal years 2004, 2003 and 2002, respectively.

On December 10, 2003, we entered into a private placement transaction pursuant to which we issued common stock and warrants to the following investors: Special Situations Technology Funds, Starlight Technology Partners, LLC, an investment group in which Mr. Wilde, our President, Chief Executive Officer and director, acts as Managing Director and Joseph Makoid, our Vice President OEM Sales is an investor, and an additional private investor, resulting in gross proceeds to us of approximately $2,750,000.

We employ Peter Wilde, the son of our Chief Executive Officer Frank Wilde, as a sales representative. In fiscal 2004, Mr. Peter Wilde was compensated $38,462.

We believe that the transactions described above were on terms no less favorable to us than could have been obtained from unaffiliated third parties. All future transactions between us and any director or executive officer are subject to approval by a majority of the disinterested members of our board of directors.

Note 8—Property and Equipment

	September 30,
	2004	2003
	( In thousands)
Computer and office equipment	$1,502	$2,429
Furniture and fixtures	695	760
Leasehold improvements	776	1,582
Purchased software and technology licenses, at cost	921	855

	3,894	5,626
Less accumulated depreciation and amortization	(2,947)	(4,892)

	$947	$734

Depreciation and amortization expense was $0.7 million, $0.9 million and $1.0 million during fiscal 2004, 2003 and 2002, respectively. During fiscal 2004 the decrease in computers and office equipment primarily resulted from a physical inventory of our remaining assets and disposal of surplus assets. The decrease in leasehold improvements is a result of closing of one of our UK offices. During fiscal 2003, the Company purchased property and equipment of $0.1 million as part of the acquisition of New Moon. The majority of the assets purchased had useful lives of one year or less at the time of purchase.

There were no assets recorded under capital leases as of September 30, 2004. As of September 30, 2003 the cost of assets recorded under capital leases was $64,754 and accumulated amortization was $38,152.

Note 9—Line of Credit

As of September 30, 2004, we had retired our bank line of credit. As of September 30, 2003, the Company had a $1.5 million bank line of credit, against which $0.3 million was outstanding.

TARANTELLA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 10—Accrued Expenses and Other Current Liabilities

	September 30,
	2004	2003
	(In thousands)
Accrued wages, commissions, bonuses	$1,026	$1,176
Accrued fringe benefits	333	250
Accrued advertising	227	467
Customer deposits	198	353
Capital lease obligations	—	31
Other accrued expenses	1,956	1,040

	$3,740	$3,317

Note 11—Commitments and Contingencies

Lease Commitments    As of September 30, 2004 we had no future minimum capital lease payments commitments. Future minimum lease payments under non-cancelable operating leases as of September 30, 2004 were as follows: fiscal 2005 of $1.4 million, fiscal 2006 of $0.1 million, fiscal 2007 of $0.1 million and no such obligations after fiscal 2007.

We had no assets recorded under capital leases at September 30, 2004. The cost of assets recorded under capital leases was $64,754 at September 30, 2003. Accumulated amortization on September 30, 2003 was $38,152. Rent expense amounted to approximately $1.6 million, $1.6 million and $2.0 million in fiscal 2004, 2003, and 2002, respectively.

Included in the Company’s operating lease commitments are facilities leased from Encinal Partnership No. 1, a partnership which includes Doug Michels, the Company’s former President and Chief Executive Officer, and currently a director of the Company (see Note 7). The remaining lease term of this facility is through June 2005. Rent expense for this facility amounted to approximately $1.2 million in fiscal 2004, $1.0 million in fiscal 2003, and $1.1 million in fiscal 2002.

Litigation    As of September 30, 2004 we had an accrued liability of $0.9 million in settlement costs and the related legal costs for a suit against us. On August 28, 2003, a former Tarantella sales representative filed an action against Tarantella, Inc. and Tarantella International, Inc., a wholly owned subsidiary of Tarantella (collectively, “Tarantella”), in the California Superior Court in Santa Clara County, California. The complaint purported to state claims for breach of contract, negligent and intentional misrepresentation, fraud, and deceit. The complaint alleged that the plaintiff was owed commissions on certain sales of Tarantella products, and sought an unspecified amount of damages, correction of the purported contract, prejudgment interest, punitive damages and costs. On October 29, 2004, the parties entered into a Settlement Agreement and General Release of all Claims with the plaintiff, pursuant to which the plaintiff gave Tarantella and its officers, directors, affiliates, subsidiaries, agents, employees, attorneys, successor and assigns a full release from all claims, rights, demands, actions, obligations, liabilities, and causes of action of any and every kind, nature and character whatsoever, whether based on a tort, contract, statute, or any other theory of recovery, and whether for compensatory or punitive damages which the plaintiff may now have, has ever had, or may in the future have, arising or in any way connected with the plaintiff’s employment or contractual relationship with Tarantella, or the manner in which those relationships terminated in exchange for a settlement amount of $680,000. A Notice of Settlement was filed October 21, 2004 and a Request for Dismissal with Prejudice was filed on or around November 9, 2004 in the Superior Court of California, Santa Clara County.

TARANTELLA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 12—Shareholders’ Equity

Preferred Stock    We are authorized to issue 20,000,000 shares of Preferred Stock. As of September 30, 2004, there were no shares of Preferred Series stock either issued or outstanding.

Employee Stock Purchase Plan.    We have an Employee Stock Purchase Plan (“ESPP”) for all eligible employees which is administered by our board of directors. Under the ESPP, shares of our common stock may be purchased at six-month intervals at 85% of the fair market value on the first or last day of each six-month period whichever is lower. Employees may purchase shares through payroll deductions of up to 10% of gross compensation during an offering period. During fiscal 2004, fiscal 2003 and fiscal 2002, employees purchased 49,761, 81,972 and 123,814 shares at an average per share price of $1.36, $0.72 and $1.34, respectively. The number of shares reserved for issuance under the ESPP was increased by 50,000 shares in February 2002, (as calculated on a post-reverse split basis) and by 250,000 shares in May 2004. The number of shares reserved for future issuance as of September 30, 2004 was 283,747.

2002 Incentive Stock Option Plan    As of September 30, 2004, we had authorized 5,802,733 shares of Common Stock for issuance under the 2002 Incentive Stock Option Plan (the “Option Plan”). Our Board of Directors administers the Option Plan and determines the terms of the options granted under the Option Plan, including the exercise price, number of shares subject to each option and the exercisability thereof. As of September 30, 2004 there were 1,059,333 shares available for issuance.

The exercise price of all incentive options granted under the Option Plan must be at least equal to the fair market value. Options granted under the Option Plan generally become exercisable over a four-year period. The term of each option is ten years.

2003 Stock Option Plan.    On April 2, 2003, our board of directors adopted the 2003 Stock Option Plan and authorized 200,000 shares of common stock for issuance under the plan. An additional 1,300,000 shares were added to the 2003 Stock Option Plan in December 2003. Our board of directors administers the 2003 Stock Option Plan and determines the terms of the options granted under the 2003 Stock Option Plan, including the exercise price, number of shares subject to each option and the exercisability thereof. As of September 30, 2004, there were 80,966 shares available for issuance. Options granted under the 2003 Stock Option Plan generally become exercisable over a four-year period. The term of each option is ten years.

Director Option Plan    The Company’s Director Option Plan (the “Director Plan”) provides for the granting of non-statutory stock options to non-employee directors of the Company and is administered by the Board of Directors. As of September 30, 2004 there were 193,700 shares available for issuance. Options granted under the Director Plan have a term of ten (10) years unless terminated sooner upon termination of the optionee’s status as a director or otherwise pursuant to the Director Plan. Such options are not transferable by the optionee other than by will or the laws of descent or distribution, and each option is exercisable during the lifetime of the director only by such director. The exercise price of each option granted under the Director Plan is equal to the fair market value of the Common Stock on the date of grant. Initial Grant options granted under the Director Plan vest over five years and annual Grant options vest over one year.

TARANTELLA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In fiscal 2002 there were 4,470,880 options granted at below fair value. A summary of the status of our stock option plans as of September 30, 2004, 2003, and 2002, and changes during the years then ended is presented below:

	2004		2003		2002
Option and Director Plans	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
	(Options in thousands)
Outstanding at beginning of year	2,736	$10.90	2,294	$14.28	1,793	$22.10
Granted	2,589	1.43	998	1.19	910	1.20
Exercised	(239)	0.91	(129)	0.95	(58)	0.45
Cancelled	(516)	11.63	(427)	5.93	(351)	22.70

Outstanding at end of year	4,570	5.99	2,736	10.90	2,294	14.28

Options exercisable at end of year	2,450	9.71	2,058	12.96	1,449	16.60
Weighted-average fair value of options granted during the year, using black-scholes calculation		$1.07		$0.81		$1.40

The following table summarizes information about stock options outstanding at September 30, 2004:

Range of Exercise Price	Outstanding	Weighted-Avg Remaining Contractual Life	Weighted- Avg Exercise Price	Exercisable	Weighted- Avg Exercise Price
	(Options in thousands)
$ 0.45 – 0.45	251	4.8 years	$0.45	251	$0.45
0.70 – 0.94	1,396	6.7	0.92	622	0.92
1.10 – 1.60	525	8.0	1.30	308	1.12
1.70 – 2.50	1,414	8.4	1.96	326	1.95
2.80 – 2.80	1	1.2	2.80	1	2.80
6.41 – 9.50	254	4.6	8.33	220	8.31
12.34 – 18.44	187	3.7	14.23	182	14.24
19.06 – 28.13	310	2.8	23.16	310	23.16
29.38 – 41.88	106	2.5	32.49	106	32.49
44.38 – 65.94	90	3.1	47.43	90	47.44
81.56 – 92.50	36	3.6	82.67	34	82.67

$ 0.45 – 92.50	4,570	6.6 years	$5.99	2,450	$9.71

Common Stock Repurchases    We repurchase our common stock on the open market, both systematically and non-systematically. Under the systematic stock repurchase plan, shares of common stock are repurchased to help negate the dilutive effects of the Incentive Stock Option Plan and the Employee Stock Purchase Plan. Under the non-systematic repurchase plan, the Company may repurchase up to 1,200,000 shares of its common stock. During the fiscal years ended September 30, 2004, 2003 and 2002, the Company did not repurchase any shares under either plan.

Shareholder Rights    In September 1997, we adopted a Shareholder Rights Plan which provides existing shareholders with the right to purchase a partial share of preferred stock for each share of common stock owned by the shareholder in the event of certain changes in the Company’s ownership. These rights may serve as a deterrent to certain takeover attempts not approved by the Company’s Board of Directors. The rights expire in September 2007.

TARANTELLA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock Issuance to Directors and Officers    In December 2003, we entered into an agreement with five of our senior executives and directors under which the senior executives and directors received restricted common stock in lieu of salary for portions of their calendar 2004 compensation. The shares are valued at $0.93 per share, which was the fair market value of the shares at the time of the agreement. A total of 570,250 shares were issued and for which we recognized compensation expense of $0.5 million which is amortized over one year. At September 30, 2004, we had a deferred compensation balance of $0.1 million.

Stock Issuance to Independent Contractors    In January 2004, we issued 90,000 shares of our common stock as compensation for performance as an independent contractor. The shares are valued at $1.95 per share, which was the fair market value of the shares at the time of the agreement. We recognized marketing expense of $0.2 million which is amortized over one year. At September 30, 2004, we had a deferred compensation balance of $0.1 million.

Warrants Issued in Fiscal 2002    During fiscal 2002, in connection with financial consulting and investment banking advice, we issued warrants to purchase 80,000 shares of common stock at an exercise price of $2.20 per share. The warrants expire on April 22, 2006. The Company recorded a one-time charge of $138,000 in fiscal 2002 for this warrant.

Private Placement Financing    On September 30, 2003, we completed a private placement of common stock and warrants to Special Situations Technology Funds and Vertical Ventures resulting in gross proceeds to the Company of approximately $2,254,200 for which we paid fees of $155,345. The Company issued 1,950,000 shares of common stock at a price of $1.156 and warrants to purchase 1,950,000 shares of common stock at $1.395 per share. The warrants have a value of $895,592, based on the relative fair value using a Black-Scholes calculation, using a volatility of 100%, an annual dividend of zero and a discount rate of 2.63%. The Company can require the warrant holders to exercise one-third of the warrants provided the shares issuable hereunder are registered with the SEC and the share price equals or exceeds $1.674 for a period of twenty consecutive trading days. In addition, the Company can redeem up to two-thirds of the warrants or all of the warrants for $0.01 per share should the closing bid price of the shares reach the target prices of $2.232 and $2.790, respectively. The warrant holders may exercise the warrants prior to redemption. The warrants have a five year term. If the warrants were fully exercised, the Company would receive additional gross proceeds of approximately $2,700,000. The Company has registered the shares of common stock issued to the investors as well as the shares issuable upon exercise of the warrants. If the shares and warrants are not registered in a timely manner, the Company will be obligated to pay damages for the delay, in an amount equal to one-percent per month of the aggregate amount invested, until registered.

On December 10, 2003, the Company entered into a private placement transaction pursuant to which it issued common stock and warrants to Special Situations Technology Funds, Starlight Technology Partners, LLC, an investment group in which Mr. Wilde acts as Managing Director and Mr. Makoid is an investor, and an additional private investor, resulting in gross proceeds to the Company of approximately $2,750,000. In connection with the financing, we paid placement fees in the amount of $91,250 and issued 140,000 shares of common stock. The Company issued 2,750,000 shares of common stock at a price of $1.00 per share and warrants to purchase 550,000 shares of common stock at $1.39 per share. The warrants have a value of $310,624 based on the relative fair value using a Black-Scholes calculation, using a volatility of 100%, an annual dividend of zero and a discount rate of 3.20%. The warrants have a five year term. If the warrants were fully exercised, the Company would receive additional gross proceeds of $764,500. The Company has registered the shares of common stock issued to the investors as well as the shares issuable upon exercise of the warrants.

On February 23, 2004, the Company completed a private placement of common stock and warrants to various investors. In the private placement, the investors purchased 11,678,580 shares of Tarantella common

TARANTELLA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

stock at a price of $1.40 per share for gross proceeds of $16,350,000. The investors also acquired warrants to purchase up to an additional 2,335,716 shares at an exercise price of $1.70 per share. The warrants are exercisable for five years. If the warrants were fully exercised, the Company would receive additional gross proceeds of approximately $3,970,714. The Company has registered the shares of common stock issued to the investors as well as the shares issuable upon exercise of the warrants. In connection with the financing, the Company incurred fees in the amount of $1,198,000 which included private placements, legal and accounting fees. In addition the Company issued warrants to the placement agents to purchase up to 322,500 shares of common stock at $1.70 per share. The warrants have a five year term.

Including the warrants issued in fiscal 2002 and those issued in the private placement transactions described above, as of September 30, 2004, we had warrants outstanding pursuant to which warrant holders may purchase up to an aggregate of 5,338,216 shares of our common stock at prices ranging from $1.39 to $2.20 per share.

On March 29, 2004, we completed an agreement pursuant to which it issued 140,000 shares in lieu of payment of a finder’s fee for the December 2003 private placement.

Note 13—Income Taxes

Loss before income taxes includes foreign pretax profit of approximately $0.1 million, $0.1 million, and $0.1 million for fiscal 2004, fiscal 2003 and fiscal 2002, respectively.

The components of income taxes are as follows:

	Fiscal Year Ended September 30,
	2004	2003	2002
	(In thousands)
Current:
Federal	$—	$—	$(259)
State	—	—	—
Foreign	129	300	(817)

Total current	129	300	(1,076)

Deferred	—	—	—

Total	$129	$300	$(1,076)

Income taxes differ from the amount computed by applying the statutory federal income tax rate to loss before income taxes as follows:

	Fiscal Year Ended September 30,
	2004	2003	2002
	(In thousands)
Statutory federal income tax (benefit) at 34%	$(5,279)	$(3,191)	$(5,871)
State income tax, net of federal effect	—	—	—
Foreign taxes (benefit) less related tax benefit, if any	85	317	(619)
Losses and expenses without tax benefit, including valuation allowances	5,323	3,174	5,414
Net deferred tax asset charge	—	—	—

Total	$129	$300	$(1,076)

TARANTELLA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The tax effect of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:

	September 30,
	2004	2003
	(In thousands)
Deferred tax assets:
Investment basis differences	$546	$644
Accruals and reserve accounts	1,679	1,587
Property and equipment	5,046	5,783
Net operating loss carryforward (federal & state)	14,990	42,924
Capital loss carryforward (federal & state)	—	24,496
Research credit	919	8,850
Other credits	373	669

Total gross deferred tax assets	23,553	84,953
Less valuation allowance	(23,553)	(84,953)

Net deferred assets	—	—

Deferred tax liabilities:
Unrealized Investment Gain Amortization	—	—

Total deferred tax liabilities	—	—

Net tax assets and liabilities	$—	$—

The net change in the total valuation allowance for fiscal year 2004 was a decrease of approximately $61.4 million due primarily to the loss of tax attributes under Internal Revenue Code Section 382 relating to a change in control of the Company. The net change in the total valuation allowance for fiscal years 2003 and 2002 was an increase of approximately $2.1 million and $5.0 million, respectively. Subsequently recognized tax benefits relating to the valuation allowance for deferred tax assets at September 30, 2004 will be allocated to income tax benefit.

Our management believes the uncertainty regarding the timing of the realization of net deferred tax assets requires a full valuation allowance.

At September 30, 2004, we had net operating loss carry forwards of approximately $41.8 million that will expire in fiscal years 2012 through 2024, of which approximately $6.9 million can be used against taxable income in any year and the remaining $34.9 million can be used at the rate of $1.7 million annually due to section 382 limitation. The amount of the loss carryover that can be used to reduce the future income taxes may be limited or eliminated depending on the extent of ownership changes within any three-year period.

At September 30, 2004, our cumulative unremitted foreign earnings were not material. We intend to reinvest these earnings indefinitely.

Note 14—Transactions with Caldera

On May 4, 2001, we consummated the sale of our Server Software and Professional Services divisions to Caldera Systems, Inc. Under the terms of the transaction, Caldera Systems, Inc. acquired the assets of the Server and Professional Services groups. A new company, Caldera International, Inc. (“Caldera International”), was

TARANTELLA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

formed which combined the assets acquired from us with the assets of Caldera Systems, Inc. Upon the completion of the sale, we continued to operate our Tarantella business, and accordingly, changed we corporate name to Tarantella, Inc. and our trading symbol to TTLA to reflect the new corporate name. We were subsequently de-listed from the Nasdaq and our trading symbol is now changed to TTLA.OB

As consideration for the transaction, we received 16 million common stock shares of Caldera International (representing approximately 28.2% of Caldera International), $23 million in cash (of which $7 million was received on January 26, 2001) and a non-interest bearing promissory note in the amount of $8 million that was originally to be received in quarterly installments of $2 million beginning in August 2002.

As part of the original transaction, if the OpenServer line of business of the Server and Professional Services groups generated revenues in excess of specified thresholds during the three-year period following the completion of the combination, we had earn-out rights entitling us to receive 45% of these excess revenues. The transaction was treated as a disposal of Server and Professional Services groups and a gain of $53,267,000 was recorded upon completion of the transaction.

For the fourth fiscal quarter of 2001, our operating results included 28.2% of the operating results of Caldera International, adjusted for amortization of 5 months of negative goodwill of approximately $0.7 million. The net amount of the losses included was $4.6 million. In the fourth fiscal quarter of 2001, we also recorded an impairment of the investment, net of the remaining negative goodwill of $7.8 million, in the amount of $22.5 million. The impairment was recorded as the share price of Caldera International was significantly below the fair market value of Tarantella’s and was deemed to be other than temporarily impaired.

During the first fiscal quarter of 2002, our net loss included equity losses of $4.0 million for our share of Caldera International losses. After recording this loss, the carrying value of the shares of Caldera International stock was reduced to zero, in accordance with APB opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock.”

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

Additionally, Caldera International agreed to the buyout of certain licenses for products bundled in older releases of The Santa Cruz Operation, Inc.’s software, and the buyback of 500,000 post split shares of Caldera International stock held by us for $555,000. On March 7, 2002, Caldera International executed a 1 for 4 reverse stock split. Accordingly, the shares held by us were adjusted to reflect the stock split.

During the third quarter of fiscal 2002, Tarantella announced an agreement with Caldera International for Caldera International to repurchase the remaining 3,289,401 shares of Caldera International common stock held by Tarantella. Tarantella recorded other income of $3,059,250 from this transaction in the third fiscal quarter and subsequently received the cash in July 2002. For the fiscal year ended September 30, 2002, we sold 4,010,417 post split shares of Caldera International stock for total proceeds of $4,360,938. As of September 30, 2002, we did not own any securities in Caldera International. During the third quarter of fiscal 2002, Caldera International also bought out the remaining term of the OpenServer revenue sharing plan that was part of the original transaction, for $100,000, which was recorded as a gain on the sale of divisions to Caldera. In addition, royalty reserves of $345,000 related to the original transaction were written off and recorded as a gain on the sale of divisions to Caldera.

TARANTELLA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As part of the agreement between us and Caldera International, various building leases were assigned to Caldera International, however, we were a guarantor under such leases which expire in 2005. In the fourth quarter of fiscal 2002 we were released from its obligation as guarantor. There were also building leases, related to the agreement between us and Caldera International, that were assigned to us, for which Caldera International was a guarantor, and for which we had $0.5 million of restricted cash in escrow. During the third quarter of fiscal 2003 Caldera International was released from its obligation as guarantor and the $0.5 million restricted cash that was in escrow was returned to us.

Note 15—Reverse Stock Split

On November 14, 2002, the Board of Directors unanimously adopted resolutions approving and recommending to the shareholders for their approval a series of amendments to our Amended and Restated Articles of Incorporation to affect a reverse stock split of our Common Stock at a ratio to be determined by our Board of Directors. On February 27, 2003, the stockholders approved amendments to our Amended and Restated Articles of Incorporation to affect a reverse stock split. On May 19, 2003, the Board of Directors unanimously approved the implementation of a reverse split with a ratio of one for five. On June 6, 2003, we implemented a one-for-five reverse split and our outstanding common shares were reduced from 49.7 million shares to approximately 9.9 million shares. The reverse stock split has been retroactively reflected in the accompanying consolidated financial statements and notes thereto for all periods presented.

Note 16—Business Combinations

Acquisition of New Moon Systems, Inc.

On June 5, 2003, Tarantella completed the acquisition of New Moon Systems, Inc., a privately-held California corporation (“New Moon”), pursuant to an Agreement and Plan of Reorganization (the “Agreement”), dated May 29, 2003. New Moon, headquartered in San Jose, CA, develops software to simply and cost-effectively manage and deploy Windows-based applications to end-user desktops in small and medium-sized businesses, as well as enterprise departmental customers. New Moon Canaveraltm iQ from Tarantella® (“Canaveral iQ”) extends the capabilities of Microsoft’s Windows Terminal Services and answers the demand for a simple and intelligent means of centrally managing remote applications.

Pursuant to the Agreement, Tarantella issued a total of 1,592,000 shares of Tarantella common stock valued at $3.6 million in exchange for all of the outstanding shares of New Moon and to satisfy its obligations to the former employees of New Moon. The fair value of our common stock was determined based on the average closing price per share of our common stock over the five day period including the two days before and after the terms of the acquisition were agreed to and announced. The New Moon shareholders shall also receive a minimum cash earnout of approximately $1.7 million over a period from January 1, 2004 to December 31, 2006 based on a royalty of 30% of New Moon product revenues, net of direct costs. After the shareholders have been paid the minimum earnout, they would be entitled to an additional royalty of 15% of New Moon product revenues, net of direct costs, during this period. In the event the minimum earnout is not achieved by the conclusion of the quarter ending December 31, 2006, Tarantella shall pay along with the final earnout payment an amount equal to the minimum earnout less all aggregate earnouts paid to date, less any off-sets and any escrow claim deficiencies. We also incurred approximately $0.3 million of direct merger costs, for a total purchase price of approximately $5.7 million as of September 30, 2003. In December 2003, we incurred additional acquisition costs of $4,000 which was allocated as an increase to goodwill in fiscal 2004.

The results of operations of New Moon subsequent to June 5, 2003, have been included in our consolidated financial statements for the year ended September 30, 2003.

TARANTELLA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Under the purchase method of accounting, the estimated total price of $5.7 million is allocated to New Moon’s net tangible and intangible assets based upon their estimated fair market value as of the date of acquisition, June 5, 2003. The allocation of the purchase price to goodwill and intangibles is based upon an independent, third-party appraisal and management’s estimates.

Net tangible assets acquired as of June 5, 2003 of approximately $1.9 million represent the net tangible assets of New Moon. $1.4 million of the purchase price was allocated to identifiable intangible assets in fiscal 2003. The income approach, which includes an analysis of cash flows and risks associated with achieving such cash flows, was used to estimate the fair value of the Company’s existing technology and subscription/maintenance agreements. The royalty savings approach, which estimates the value of an asset by capitalizing the royalties saved because the Company owns the asset, was used to estimate the fair value of the Company’s patents/core technology and trade name/trademarks. The cost approach, which uses the concept of replacement cost as an indicator of fair value, was used to estimate the fair value of the Company’s value-added reseller (“VAR”) relationships. The Company is amortizing all identifiable intangible assets on a straight-line basis over an estimated useful life of three years. (See Note 17—Acquired Intangible Assets, Net)

The residual purchase price of $2.4 million was recorded as goodwill in fiscal 2003. Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, goodwill relating to the New Moon acquisition is not being amortized and will be carried at cost and tested for impairment annually and whenever events indicate that impairment may have occurred. It is our policy to reassess goodwill annually as of July 1st. As a result of our analysis during our fourth fiscal quarter of 2004, management has determined that no impairment of goodwill has occurred. (See Note 3—Summary of Significant Accounting Policies, Goodwill and Intangible Assets).

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

Acquisition of Caststream, Inc.

On March 29, 2004, we entered into a Stock Exchange Agreement with Caststream, Inc (“Caststream”). Pursuant to the terms of the agreement, we acquired all the capital stock of Caststream in exchange for 100,000 shares of our common stock and warrants for 100,000 shares of common stock. We also assumed certain liabilities of Caststream of approximately $40,000. The transaction was considered a related party transaction because two of the Caststream shareholders were hired in December 2003 as our Vice President of Corporate Development and Chief Marketing Officer. In addition, we hired three other Caststream shareholders in December 2003 in various marketing and technical positions. Our Audit Committee and our Board of Directors approved the transaction.

The acquisition has been accounted for as a purchase of assets by us for financial reporting purposes. Beginning March 30, 2004, the results of Caststream are being included in our consolidated financial statements. The purchase price has been allocated based on the fair value of the assets acquired and the liabilities assumed. Pursuant to the Emerging Issues Task Force’s Issue No. 98-3, “Determining Whether a Non-monetary Transaction Involves the Receipt of Productive Assets or of a Business”, Caststream does not meet the criteria necessary to qualify as a business. Therefore, our acquisition of Caststream does not qualify as a business

TARANTELLA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

combination under Statement of Financial Accounting Standards No. 141, “Business Combinations”, and no goodwill resulted from recording the transaction. Identified intangible assets with finite lives will be amortized over their respective estimated useful life. We are required to review long-lived assets when circumstances indicate that an impairment exists. To the extent the value of the long-lived assets are impaired, we will be required to record the impairment charge. The fair value of our stock and stock warrants, issued net of liabilities assumed, exceeds the fair market value of the acquired assets based upon an independent, third party appraisal. This excess value has been charged to operations upon the close of the merger as compensation expense.

The total purchase price for Caststream is $432,000, as follows (in thousands):

Fair value of Tarantella common stock	$227
Fair value of Tarantella common stock warrants	150
Liabilities assumed	40
Acquisition costs	15

Total consideration	$432

The allocation of the purchase price is based upon an independent, third-party appraisal and management’s estimates as follows (in thousands):

Technology	$304
Compensation expense	124
Computer equipment	4

Total purchase price	$432

Note 17—Acquired Intangible Assets, Net

During fiscal 2003 we acquired intangible assets as part of our purchase of New Moon Systems, Inc. and during fiscal 2004 we acquired intangible assets as part of our purchase of Caststream, Inc. (See Note 16—Business Combinations) Annually, during our fiscal fourth quarter, we test our intangible assets for impairment, as required by our accounting policy (See Note 3—Summary of Significant Accounting Policies, Goodwill and Intangible Assets). In addition, we will test for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.

As of our annual test date of July 1, 2004, we determined that certain events and circumstances have occurred by our fourth fiscal quarter that have reduced the fair value carrying amount of certain of our acquired intangible assets. Based on our evaluation, appropriate write-downs have been recognized against the related intangible assets carrying amounts for fiscal 2004. Following is a table of our intangible assets summarizing their carry amounts, accumulated amortization, fiscal 2004 impairment, net carrying amounts as of September 30, 2004 and 2003 and estimated timing of future amortizations:

	September 30, 2003
	Estimated Useful Lives	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net
	(In years)	(In thousands)
Amortized intangible assets
Technology	3	$500	$56	$444
Patents	3	700	78	622
Trademarks	3	200	22	178
Other	3	20	2	18

Total		$1,420	$158	$1,262

TARANTELLA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	September 30, 2004
	Estimated Useful Lives	Gross Carrying Amount	Accumulated Amortization	Impairment Writedown fiscal 2004	Intangible Assets, Net
	(In years)	(In thousands)
Amortized intangible assets
Technology	3	$804	$273	$—	$531
Patents	3	700	274	283	143
Trademarks	3	200	72	128	—
Other	3	20	7	13	—

Total		$1,724	$626	$424	$674

Aggregate amortization and impairment writedown expense:
For year ended September 30, 2003	$158
For year ended September 30, 2004	$892

Estimated amortization expense:
For year ending September 30, 2005	$354
For year ending September 30, 2006	269
For year ending September 30, 2007	51

	$674

Note 18—Indemnification and Warranties

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

TARANTELLA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As discussed in Note 14, as part of the agreement between the Company and Caldera International, various building leases were assigned to Caldera International. However, the Company was a guarantor under such leases which expire in 2005. In the fourth quarter of fiscal 2002 the Company was released from its obligation as guarantor. There were also building leases, related to the agreement between the Company and Caldera International, that were assigned to the Company, for which Caldera International was a guarantor, and for which the Company had $0.5 million of restricted cash in escrow. During the third quarter of fiscal 2003 Caldera International was released from its obligation as guarantor and the $0.5 million restricted cash that was in escrow was returned to the Company.

Note 19—Accrued Restructuring Charge

Fiscal 2004

During July 2004, we announced a restructuring plan which resulted in a charge of $1.1 million in the fourth quarter of fiscal 2004 in order to reduce our spending levels to align operating expenses with our lower than expected revenues. This restructuring plan reduced the existing workforce by 10 employees in the United States and 5 employees in the United Kingdom, and vacated additional facility space at our Santa Cruz, California, headquarters. The reductions in work force affected our sales, product development and corporate services functions. We expect to complete this plan during fiscal 2005.

Fiscal 2004 Fourth Quarter Restructuring Accrual

	Reduction in Force	Facilities	Total
	(In Thousands)
Restructuring charge accrued	$1,046	$64	$1,110
Payments/utilization of the accrual	(523)	—	(523)

Accrual at September 30, 2004	$523	$64	$587

In addition, estimates were updated for restructuring accruals related to our restructuring plans initiated in fiscal 2002 and fiscal 2001 to account for our inability during fiscal 2004 to sublease previously vacated facilities. As a result, during September 2004, we recognized additional restructuring expenses of $431,000 and $59,000, respectively, against these ongoing lease costs to the end of their term in June 2005. (See Restructuring Accruals for Fiscal 2002 and Fiscal 2001, respectively). In the first quarter of fiscal 2004, the Company implemented a restructuring which reduced the existing workforce by one employee. The Company recorded a charge of $19,000 for this restructuring in fiscal 2004.

Fiscal 2004 First Quarter Restructuring Accrual

	Reduction in Force	Total
	(In Thousands)
Restructuring charge accrued	$19	$19
Payments/utilization of the accrual	(19)	(19)

Accrual at September 30, 2004	$—	$—

TARANTELLA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fiscal 2003

On July 24, 2003, we announced a restructuring plan which resulted in a charge of $0.4 million. We reduced our spending levels to align our operating expenses with our lower than expected revenues. The restructuring included a reduction in staffing of 23 employees, and the disposal of fixed assets.

A severance charge of $0.4 million included the elimination of 12 positions in the United States and 11 positions in the United Kingdom. The reductions in force affected the product development, support, sales, marketing and general and administrative functions of the Company. There was also a charge of $6,508 for the disposal of fixed assets. As of September 30, 2003, 22 positions had been eliminated. The last employee under this plan was terminated during the 2nd quarter of fiscal 2004.

Fiscal 2003 Fourth Quarter Restructuring Accrual

	Reduction in Force	Disposal of Fixed Assets	Total
	(In thousands)
Restructuring charge accrued	$442	$6	$448
Payment/utilization of the accrual	(393)	(6)	(399)

Accrual at September 30, 2003	49	—	49

Payment/utilization of the accrual	(41)	—	(41)
Provision Adjustment	(8)	—	(8)

Accrual at September 30, 2004	$—	$—	$—

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

Fiscal 2003 Third Quarter Restructuring Accrual

	Reduction in Force	Total
	(In Thousands)
Restructuring charge accrued	$153	$153
Payments/utilization of the accrual	(152)	(152)
Provision Adjustment	(1)	(1)

Accrual at September 30, 2003	$—	$—

During the first quarter of fiscal 2003, the Company announced a restructuring plan, which resulted in a charge of $1.1 million. The Company reduced its spending levels to align its operating expenses with the Company’s continued lower than expected revenues.

TARANTELLA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Company completed all of the cost reduction actions initiated in the first quarter of fiscal year 2003 during the fiscal year.

Fiscal 2003 First Quarter Restructuring Accrual

	Reduction in Force	Facilities	Disposal of Fixed Assets	Total
	(In Thousands)
Restructuring charge accrued	$820	$238	$89	$1,147
Payments /utilization of the accrual	(761)	(165)	(89)	(1,015)
Provision Adjustment	(59)	—	—	(59)

Accruals at September 30, 2003	—	73	—	73
Payments /utilization of the accrual	—	(47)	—	(47)
Provision Adjustment	—	(26)	—	(26)

Accruals at September 30, 2004	$—	$—	$—	$—

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

Also included was a facilities charge of $0.7 million related to space the Company vacated. The Company had anticipated that it would sub-lease the space by December 31, 2002. As of September 30, 2004, the Company had not secured a sub-lease tenant, so provision adjustments of $0.4 million, $0.5 million and $0.6 million were made at the end of fiscal 2004, fiscal 2003 and fiscal 2002, respectively. The non-cancelable operating lease and related costs for this space are now fully reserved for through expiration of the lease on June 30, 2005. In addition, charges were taken for expenses associated with office closures in Japan and Brazil and a non-cash expense of $39,000 related to fixed asset disposals at the Japan subsidiary.

The Company completed the cost reduction actions initiated in fiscal 2002, with the exception of sub-leasing excess space at the Company’s corporate headquarters in Santa Cruz, California.

TARANTELLA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fiscal 2002 First Quarter Restructuring Accrual

	Reduction in Force	Facilities	Disposal of Fixed Assets	Total
	(In Thousands)
Restructuring charge accrued	$856	$736	$44	$1,636
Payments /utilization of the accrual	(861)	(546)	(39)	(1,446)
Provision Adjustment	5	560	(5)	560

Accrual at September 30, 2002	—	750	—	750
Payments /utilization of the accrual	—	(590)	—	(590)
Provision Adjustment	—	485	—	485

Accrual at September 30, 2003	—	645	—	645
Payments /utilization of the accrual	—	(606)	—	(606)
Provision Adjustment	—	431	—	431

Accrual at September 30, 2004	$—	$470	$—	$470

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

Fiscal 2001 Fourth Quarter Restructuring Accrual

	Reduction in Force	Facilities	Total
	(In Thousands)
Restructuring charge accrued	$402	$102	$504
Payments/utilization of the accrual	(200)	—	(200)

Accrual at September 30, 2001	202	102	304
Payments/utilization of the accrual	(202)	(23)	(225)
Provision Adjustment	—	(64)	(64)

Accrual at September 30, 2002	—	15	15
Payments/utilization of the accrual	—	(23)	(23)
Provision Adjustment	—	8	8

Accrual at September 30, 2003	$—	$—	$—

During the second quarter of fiscal 2001, the Company announced a restructuring plan which resulted in a charge of $1.6 million, which when taken with a provision adjustment to a previously established restructuring

TARANTELLA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

reserve for severance related to the sale of divisions to Caldera, resulted in net charge for the period of $1.1 million. The restructuring charge included a reduction in personnel of 28 employees and a reserve for unused facilities. Total cash expenditures were $1.6 million (see table below).

The $1.6 million restructuring charge included a severance charge of $1.5 million for the elimination of 16 positions in the United States, 4 positions in the United Kingdom, and 8 positions in various other geographies. The reduction in work force affected the sales, marketing and general and administrative functions of the Company. As of September 30, 2001, all 28 positions had been eliminated. The Company vacated additional space within its Santa Cruz, California office in the first quarter of fiscal 2002, and an additional charge of $81,000 was recorded for estimated payments on the lease for an additional 12 months. In the fourth quarter of fiscal 2002, an additional charge of $85,000 was recorded and in the fourth quarter of fiscal 2003, an additional charge of $64,000 was recorded and in the fourth quarter of fiscal 2004 an additional charge of $59,000 was recorded because the facility was not yet sub-leased. The space is now fully reserved for through the lease expiration date of June 30, 2005.

Fiscal 2001 Second Quarter Restructuring Accrual

	Reduction in Force	Facilities	Total
	(In Thousands)
Restructuring charge accrued	$1,499	$64	$1,563
Payments/utilization of the accrual	(1,460)	(24)	(1,484)
Provision Adjustment	(39)	—	(39)

Accrual at September 30, 2001	—	40	40
Payments/utilization of the accrual	—	(100)	(100)
Provision Adjustment		166	166

Accrual at September 30, 2002	—	106	106
Payments/utilization of the accrual	—	(83)	(83)
Provision Adjustment		64	64

Accrual at September 30, 2003	—	87	87
Payments/utilization of the accrual	—	(82)	(82)
Provision Adjustment	—	59	59

Accrual at September 30, 2004	$—	$64	$64

Note 20—Industry and Geographic Segment Information

Tarantella operates as one reportable segment.

For the fiscal year ended September 30, 2004, no single customer accounted for 10% or more of revenue. For the fiscal year ended September 30, 2003, one customer accounted for 13.7% of our net revenues. For the fiscal year ended September 30, 2002, one customer accounted for approximately 10% of net revenues.

The following table presents information on revenue and long-lived assets by geography. Revenue is allocated based on the location from which the sale is satisfied and long-lived asset information is based on the physical location of the asset.

TARANTELLA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Fiscal Year Ended September 30,
	2004	2003	2002
	(In thousands)
Net revenues by geography:
United States	$5,263	$6,544	$8,011
Canada and Latin America	1,338	821	769
EMEIA (1)	4,748	5,012	4,044
Asia Pacific	1,139	1,629	1,396

Total net revenues	$12,488	$14,006	$14,220

Net revenues by product:
Enterprise Edition	$10,942	$11,588	$12,210
Vision 2K	1,057	2,002	2,010
Terminal Services Edition	445	416	—
cast:stream	44	—	—

Total net revenues	$12,488	$14,006	$14,220

Long-lived assets:
United States	$3,789	$4,381	1,810
EMEIA (1)	246	349	471

Total long-lived assets	$4,035	$4,730	2,281

(1)	Europe, Middle East, India and Africa

Note 21—Employee Benefit Plan

The Company maintains an employee savings plan, which qualifies under section 401(k) of the Internal Revenue Code. Under the plan, participating U.S. employees may defer up to 50% of their pre-tax salary, up to certain statutory limits. Until December 31, 2002, the Company matched 50% of employee contributions up to the lower of 6% of the employee’s annual salary or $3,000. As of December 31, 2002, the Company no longer makes any contribution. For fiscal 2003, and 2002, the Company’s total contributions towards the 401(k) plan amounted to $14,000, and $0.1 million, respectively.

During fiscal 2003, there was a partial plan termination of the Company’s 401(k) plan, which was triggered by the Company’s planned reductions in force. As a result, the participants that were terminated became fully vested, regardless of years of service. This did not result in any additional contribution from the Company. The eight employees that were impacted received additional funds from the plan of approximately $13,000.

Note 22—Quarterly Reporting (unaudited)

The following tables present Tarantella’s condensed operating results for each of the eight fiscal quarters in the period ended September 30, 2004. The information for each of these quarters is unaudited and has been prepared on the same basis as the audited consolidated financial statements included in this Form 10-K. In the opinion of management, all necessary adjustments, which consist only of normal and recurring accruals, have been included to fairly present the unaudited quarterly results. In addition, the information includes the effect of the restatement described in Note 2. This data should be read together with Tarantella’s consolidated financial statements and the notes to those statements included in this Annual Report on Form 10-K.

TARANTELLA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

QUARTERLY RESULTS OF OPERATIONS

(Unaudited)

	Fiscal Year Ended September 30, 2004
	Q4	Q3	Q2	Q1
	(In thousands, except per share data)
Net revenues	$3,253	$2,630	$3,137	$3,468
Cost of revenues	981	652	596	498

Gross margin	2,272	1,978	2,541	2,970
Operating expenses	7,726	6,356	6,064	5,565

Operating loss	(5,454)	(4,378)	(3,523)	(2,595)
Other income (expense):
Gain (loss) on sale of investments	—	718	—	—
Impairment of investments	(244)	—	—	—
Interest income/(expense), net	56	25	2	(7)
Other income (expense), net	3	(18)	(61)	(50)

Loss before income taxes	(5,639)	(3,653)	(3,582)	(2,652)
Income tax (benefit) expense	(110)	44	97	98

Net loss	$(5,529)	$(3,697)	$(3,679)	$(2,750)

Comprehensive loss	$(5,539)	$(1,244)	$(2,938)	$(2,606)

Loss per share—basic and diluted	$(0.20)	$(0.13)	$(0.18)	$(0.22)

Shares used in per share calculation—basic and diluted	27,533	27,392	20,232	12,689

TARANTELLA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

QUARTERLY RESULTS OF OPERATIONS

(Unaudited)

	Fiscal Year Ended September 30, 2003
	Q4	Q3	Q2	Q1
	(In thousands, except per share data)
Net revenues	$3,079	$3,752	$4,230	$2,945
Cost of revenues	577	291	373	314

Gross margin	2,502	3,461	3,857	2,631
Operating expenses	6,800	4,471	4,646	5,795

Operating loss	(4,298)	(1,010)	(789)	(3,164)
Other income (expense):
Interest income (expense), net	(4)	4	14	32
Other income (expense), net	(100)	(118)	63	(14)

Loss before income taxes	(4,402)	(1,124)	(712)	(3,146)
Income tax expense	20	122	98	60

Net loss	$(4,422)	$(1,246)	$(810)	$(3,206)

Comprehensive loss	$(4,169)	$(1,147)	$(1,005)	$(2,927)

Loss per share—basic and diluted	$(0.44)	$(0.14)	$(0.10)	$(0.39)

Shares used in per share calculation—basic and diluted	10,014	8,764	8,240	8,206

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Tarantella, Inc.

We have audited the accompanying consolidated balance sheets of Tarantella, Inc. and subsidiaries (the “Company”) as of September 30, 2004 and 2003, and the related consolidated statements of operations and comprehensive loss, cash flows, and shareholders’ equity for each of the three years in the period ended September 30, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2004 and 2003, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2004 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company’s recurring losses and negative cash flows from operations raise substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/    DELOITTE & TOUCHE LLP

San Jose, California

December 27, 2004

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

There were no disagreements with the Company’s independent accountants during the fiscal years ended September 30, 2004, 2003 and 2002.

Item 9A.    Controls and Procedures

(a)	Evaluation of disclosure controls and procedures.

We have carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. Based upon their evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that disclosure controls and procedures are effective to ensure that material information required to be disclosed in our reports that are filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

(b)	Changes in internal controls.

There has been no change in our internal control over financial reporting that occurred during the most recent fiscal quarter that has materially affected or is reasonably likely to materially affect our internal control over financial reporting. We will continue to assess disclosure controls and procedures and will take any further actions that are deemed necessary.

PART III

Item 10.    Directors and Executive Officers of the Registrant

As of November 23, 2004, the names of our directors and executive officers and certain information about them are set forth below:

Name	Age	Position with the Company	Position Since
Alok Mohan(1)	56	Chairman	1994
Francis E. Wilde	53	President, Chief Executive Officer and Director	2003
Douglas L. Michels(3)	50	Director	1979
Gilbert P. Williamson(1)(2)(4)	67	Director	1993
Ronald Lachman(1)(4)	47	Director	1996
Ninian Eadie(2)(4)	67	Director	1996
Bruce Ryan(2)(3)	61	Director	2004
John M. Greeley	57	Vice President, Chief Financial Officer	2004
E. Joseph Vitetta Jr.	47	Vice President, Corporate Development, Corporate Secretary and Managing Director of EMEA	2003
Gregory T. Quinn	52	Vice President North America Sales	2003
Steve Bannerman	45	Chief Marketing Officer	2003
Joseph Makoid	44	Vice President OEM Sales	2004

(1)	Messrs. Mohan, Lachman and Williamson are members of the Compensation Committee
(2)	Messrs. Eadie, Williamson and Ryan are members of the Audit Committee
(3)	Messrs. Ryan and Michels are members of the Stock Option Committee
(4)	Messrs. Eadie, Lachman and Williamson are members of the Nominating and Governance Committee

Mr. Mohan became Chairman of our board of directors in April 1998 after having served on our board since December 1994. Prior to this appointment, he served as our President since December 1994 and as our Chief Executive Officer from July 1995 until April 1998. In December 1994, he was elected to our board of directors and was appointed as our President and Chief Operating Officer. From May 1994 to December 1994, Mr. Mohan served as our Senior Vice President, Operations and Chief Financial Officer. Prior to joining us, Mr. Mohan was employed with NCR Corporation, a global technology company, where he served as Vice President and General Manager of the Workstation Products Division, from January 1990 until July 1993 before assuming the position of Vice President of Strategic Planning and Controller, with responsibility for financial planning and analysis as well as worldwide reporting from July 1993 to May 1994. Mr. Mohan serves as a director of Rainmaker Systems, Inc. and ImproveNet, Inc.

Mr. Wilde was appointed our President, Chief Executive Officer and Director in December 2003. Mr. Wilde served as Chairman of the board of Digital Stream USA, Inc., a privately-held software company from February 2002 until October 2003. Mr. Wilde served as President and CEO of Ravisent Technologies, Inc. a DVD software company, from August 1997 until August 2001. Mr. Wilde was also a Director of Ravisent Technologies, Inc. from August 1997 until January 2002. Mr. Wilde has also held executive management positions at IBM, Dell Computer, Memorex Telex and Academic Systems. Mr. Wilde is a Managing Director of Starlight Technology Partners.

Mr. Michels has served on our board of directors since 1979. As one of our co-founders, Mr. Michels was the principal architect of our technology strategy. Mr. Michels served as our President and Chief Executive Officer from April 1998 until December 2003. Mr. Michels also served as our Executive Vice President between January 1979 and April 1998 and was our Chief Technical Officer between January 1993 and April 1998. Mr. Michels serves as a director of FastNet Corporation and Arete Corporation.

Mr. Williamson has served on our board of directors since May 1993. From September 1991 until May 1993, he served as Chairman of the Board and Chief Executive Officer of NCR Corporation, and also served as a member of the board of directors of AT&T. He retired from NCR and the AT&T board of directors in May 1993. From January 1989 until September 1991, he served as President of NCR and as a director, and prior to that time served as Executive Vice President for Marketing at NCR for three years. Mr. Williamson is also a director of Fifth-Third Bank of Western Ohio (formerly Citizens Federal Bank, F.S.B.) headquartered in Dayton, Ohio. He also serves on the board of directors of two private companies: Dean Investments and French Oil Mill Machinery.

Mr. Lachman has served on our board of directors since February 1996. He is a partner of Lachman Goldman Ventures, a venture capital company that helps co-found and invest in internet infrastructure technology ventures including Lachman Goldman Ventures, Connected Corporation, UltraDNS, Catbird Networks, DuoDesign, Centergate Research, Whitehat/ACG, Availl, and Crestview Funds. Mr. Lachman has helped co-found or sits on the board of several of these companies. He founded Lachman Associates in January 1975 and served as its President from January 1975 until June 1989. In January of 1993 he founded Lachman Technology, serving as its President from January 1993 until May 1994. Both Lachman companies developed networking software shipped with most UNIX servers. Mr. Lachman served as Executive Vice President of Interactive Systems, a Kodak Company, from June 1989 through the end of 1992.

Mr. Eadie has served on our board of directors since April 1996. He retired from International Computers Limited (“ICL”), a hardware and software manufacturer, in April 1997. Mr. Eadie served as ICL’s Group Executive Director, Technology, from January 1994 until July 1996, where he was responsible for research, development, manufacturing and third party distribution of all ICL products. Prior to that he served as President of ICL Europe from January 1990 until January 1994 and from May 1988 until January 1990 he served as President, ICL International. Mr. Eadie served on ICL’s Board of Directors from 1984 until 1997, and was a member of ICL’s Executive Management Committee from 1988 until 1997. He was a member of the SCO (UK) Advisory Board from June 1994 until his appointment to our board of directors in April 1996.

Mr. Ryan has served on our board of directors since May 2004, and is the chairman of our audit committee. Mr. Ryan is the Chairman of Infinicon Systems, a private technology company where he served as interim Chief Executive Officer from December 2003 to July 2004. Mr. Ryan served as the Executive Vice President and Chief Financial Officer of Global Knowledge Inc., an information technology education company, from February 1998 until November 2002. From 1994 until October 1997, Mr. Ryan was Executive Vice President and Chief Financial Officer at Amdahl Corporation. Mr. Ryan held several executive positions at Digital Equipment Corporation from 1969 until 1994, including Senior Vice President of Financial Services, Government and Professional Industries. Mr. Ryan serves as director of KVH Industries, Inc., CNT Corporation, and Axeda Systems, Inc..

Mr. Greeley was appointed as our Vice President and Chief Financial Officer in January 2004. Prior to joining us, Mr. Greeley held the position of CFO at Phoenix Technologies, a public software company, from April 2000 until May 2003. Mr. Greeley was Chief Financial Officer and Chief Operating Officer at Leasing Solutions, Inc. from 1999 until 2000. Mr. Greeley held various senior positions at GE Capital Corporation between 1983 and 1999.

Mr. Vitetta joined us as our Vice President, Corporate Development in December 2003, was appointed as our Corporate Secretary in January 2004. In October 2004, he also assumed the role of Managing Director of EMEA. Prior to joining us in 2003, Mr. Vitetta served as Executive Vice President, Corporate Development at Starlight Digital Technologies, LLC from February 2003 until December 2003. Mr. Vitetta served as Vice President, Corporate Development at Axeda Systems, Inc. (formerly known as Ravisent Technologies, Inc. and Quadrant International), from September 1998 until February 2003.

Mr. Quinn joined us in December 2003 as Vice President North American Operations & Strategic Alliances. Prior to joining us, Mr. Quinn served as Senior Vice President of Strategic Alliances and Major Accounts at

Caststream, Inc., an e-learning and online presentation delivery company, from June 2003 to December 2003. Prior to Caststream Mr. Quinn served from June 2000 to December 2002 as VP of Sales and Strategic Alliances at Conxion Corporation. In addition, Mr. Quinn has held a number of senior management positions in sales and marketing with IBM, Dell, Unisys, and Ravisent Technologies as well as spending 13 years at IBM from June 1974 to August 1987, holding several senior positions in sales and product marketing.

Mr. Bannerman joined us in December 2003, and serves as our Chief Marketing Officer. Prior to joining us, Mr. Bannerman served as CEO and Founder of Caststream, Inc., an e-learning and online presentation delivery company, from March 2003 to March 2004. From 1989 to 2001, Mr. Bannerman worked at Apple Computer in senior sales and marketing roles, most recently from 1999 to 2001 as Director of Marketing for QuickTime TV (QTV).

Mr. Makoid joined us in January 2004 as our Vice President OEM Sales. Prior to joining us, Mr. Makoid was Founder and CEO of Managed Service Partners, International, a joint development with the Sungard Corporation. From 1999 to 2001, Mr. Makoid worked for Data Center Direct, a company he founded in 1999. In 1987, Mr. Makoid co-founded Bus-Tech, a supplier of interconnect controllers and was instrumental in selling the company to Network Systems Corp. in 1994. From 1994 to 1998, Mr. Makoid was Vice President of Channel Sales for Network Systems and Bus-Tech. Mr. Makoid and other investors repurchased Bus-Tech in 1998, where he remained until founding Data Center Direct.

There is no family relationship between any director and executive officer of the Company.

Board Composition

Currently, our board of directors has seven (7) members, a majority of whom, including Messrs. Eadie, Lachman, Ryan and Williamson, are “independent directors” as defined by the rules of the National Association of Securities Dealers, Inc. (“NASD”).

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 (the “Exchange Act”) requires the Company’s executive officers and directors, and persons who own more than ten percent (10%) of a registered class of the Company’s equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission (“SEC”) and the National Association of Securities Dealers, Inc. Executive officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. Based solely on its review of the copies of such forms received by the Company, or written representations from certain reporting persons, the Company believes that all Section 16 filing requirements applicable to its officer, directors and ten percent (10%) shareholders during the fiscal year ended September 30, 2004 were fulfilled, with the exception of certain Form 4’s that were not timely filed, but were ultimately filed.

Financial Code of Ethics

We have adopted a Financial Code Of Ethics, which we amended in November 2004, for our Chief Executive Officer, Chief Financial Officer, Vice Presidents and Employees With Financial Reporting Responsibilities, an amended copy of which is filed as Exhibit 14.1 to this Form 10-K.

Financial Expert

The Board of Directors has determined that Mr. Ryan of the Audit Committee satisfies all of the criteria to be a “financial expert” as defined in Item 401(h) of Regulation S-K. Additionally, each of the members of the Audit Committee is an “independent director” as defined under Rule 10A-3(b) of the Exchange Act. The Company did not have an Audit Committee financial expert during the 2003 fiscal year and part of fiscal 2004. The Company’s principal focus during that time was on the New Moon acquisition, the internal review of the accounting irregularities that led to the restatement of consolidated financial statements for the fiscal year ended

September 30, 2002 and the quarters ended December 31, 2002 and March 31, 2003, and regaining compliance with the Nasdaq SmallCap Market’s minimum bid level requirement and its reporting requirement under the Exchange Act.

Item 11.    Executive Compensation

SUMMARY COMPENSATION TABLE

The following table sets forth the compensation paid by the Company during the last three fiscal years to (i) the Company’s Chief Executive Officer, the Company’s former Chief Executive Officer and (ii) each of the four other most highly compensated executive officers (Named Executive Officers) of the Company, whose salary plus bonus exceeded $100,000 in fiscal year 2004:

						Long-Term Compensation
		Annual Compensation				Awards
Name and Principal Position	Year	Salary($)(1)	Bonus/ ($)(2)	Other Annual Compensation($)		Securities Underlying Options(#)	All Other Compensation ($)(3)
Francis Wilde(4) President, Chief Executive Officer	2004	$97,596	$100,000	—		400,000	$—

Christopher Scheybeler(17) Chief Technology Officer	2004 2003 2002	167,153 152,651 165,952	3,594 10,441 4,138	33,457 29,876 34,463	(8) (8) (8)	35,000 41,175 25,921	— — —

John M. Greeley(5) Senior Vice President, Chief Financial Officer	2004	111,346	55,000	—		272,500	2,271	(16)

Edmundo Costa(18) Vice President, Sales	2004 2003 2002	154,286 163,497 193,225	2,061 6,731 69,724	90,780 37,004 93,835	(9) (10) (11)	35,000 35,000 41,729	307,436 935 —	(14) (15)

E. Joseph Vitetta(6) Vice President, Corporate Development, Corporate Secretary, and Managing Director of EMEA	2004	97,115	27,500	50,562	(12)	147,500	—

Douglas L. Michels(7) Former President, Chief Executive Officer	2004 2003 2002	140,621 308,011 364,014	— — —	— 2,148 2,148	(13) (13)	60,000 40,001 476,109	3,406 2,007 3,000	(16) (15) (15)

(1)	Includes salary earned in the applicable fiscal year but paid or to be paid in the following fiscal year.
(2)	We pay bonuses to executive officers as determined by the Board of Directors. The bonuses for each executive officer are based on the officer’s base salary, the Company’s financial performance, and individual performance during the fiscal year. Includes bonuses earned in the applicable fiscal year but paid or to be paid in the following fiscal year.
(3)	The dollar amounts in this column include a “Change in Control” payment made in 2004, Company paid life insurance premium above $50,000 and 401(k) contributions.
(4)	Wilde was hired as President and CEO in December 2003.
(5)	Mr. Greeley was appointed our Vice President and CFO in January 2004.
(6)	Mr. Vitetta was appointed our Vice President Corporate Development in December 2003.
(7)	Mr. Michels resigned as CEO in December 2003 but remains a Director.
(8)	Represents car and travel allowances.
(9)	Represents commission of $69,313 and car allowance of $5,587.
(10)	Represents commission of $31,254, car allowance of $5,400, and annual airline club membership of $350.
(11)	Represents commission of $88,435 and car allowance of $5,400.
(12)	Represents commission of $36,830, housing allowance of $9,661 and living allowance of $4,071.

(13)	Represents taxable Company paid health insurance benefit.
(14)	Represents “Change in Control” payment made in 2004 of $307,436 and Company-paid life insurance premium of $3,406.
(15)	Represents Company paid life insurance premium above $50,000 of $2,007 for Mr. Michels in 2003 and $623 for Mr. Costa in 2003, and 401(k) contributions paid by us on behalf of Mr. Michels of $3,000 in 2002 and on behalf of Mr. Costa of $312 in 2002.
(16)	Represents Company paid life insurance premium.
(17)	In September 2004, Mr. Scheybeler resigned as our Chief Technology Officer, and assumed the role of a consultant for us.
(18)	In September 2004, Mr. Costa resigned as our Vice President, Sales, and assumed the role of a consultant for us.

OPTION GRANTS IN FISCAL YEAR 2004

The following table sets forth each grant of stock options during the fiscal year ended September 30, 2004 to the Named Executive Officers:

Name	Option Shares Granted		Granted to Employees in Fiscal Year(3)	Price Per Share		Expiration Date	Value of Unexercised In-the-Money Option Shares(4)
							5%		10%
Francis Wilde	100,000 100,000 200,000	(2) (1) (7)	4.58% 4.58% 9.16%	$ $ $	0.94 2.50 1.78	12/08/13 04/20/14 06/28/14	$ $ $	59,116 157,224 223,886	$ $ $	149,812 398,436 567,372

Christopher Scheybeler(5)	30,000 5,000	(2) (1)	1.37% 0.23%	$ $	0.94 2.50	12/08/13 04/20/14	$ $	17,735 7,861	$ $	44,944 19,922

John M. Greeley	150,000 22,500 100,000	(2) (1) (7)	6.87% 1.03% 4.58%	$ $ $	1.60 2.50 1.78	01/04/14 04/20/14 06/28/14	$ $ $	163,151 35,375 111,943	$ $ $	401,951 89,648 283,686

Edmundo Costa(6)(8)	30,000 5,000	(2) (1)	1.37% 0.23%	$ $	0.94 2.50	12/08/13 04/20/14	$ $	17,735 7,861	$ $	44,944 19,922

E. Joseph Vitetta	50,000 22,500 75,000	(2) (1) (7)	2.29% 1.03% 3.44%	$ $ $	0.90 2.50 1.78	12/10/13 04/20/14 06/28/14	$ $ $	28,300 35,375 83,957	$ $ $	71,718 89,648 212,765

Douglas L. Michels	60,000	(2)	2.75%		$0.94	12/08/13		$35,470		$89,887

(1)	Options were granted under the 2002 Incentive Stock Option Plan (the “Option Plan”). The option exercise price of all stock options granted under the Option Plan is generally equal to the fair market value of the shares of Common Stock on the day prior to the date of grant. The options have a term of 10 years and generally vest at the rate 25% of the shares subject to the option per year in which the optionee remains in continuous status as an employee or consultant.
(2)	Options were granted under the 2003 Stock Option Plan.
(3)	The Company granted options to purchase an aggregate of approximately 2,589,000 shares to employees in fiscal year 2004.
(4)	Potential realizable values are based on assumed annual rates of return specified by the Securities and Exchange Commission. The Company’s management cautions shareholders and option holders that such increases in values are based on speculative assumptions and should not be the basis for expectations of the future value of their holdings.
(5)	In September 2004, Mr. Scheybeler resigned as our Chief Technology Officer, and assumed the role of a consultant for us. His options must be exercised on or before March 31, 2005.
(6)	In September 2004, Mr. Costa resigned as our Vice President, Sales, and assumed the role of a consultant for us.
(7)	Options were granted under the 2002 Incentive Stock Option Plan (the “Option Plan”). The option exercise price of all stock options granted under the Option Plan is generally equal to the fair market value of the shares of Common Stock on the day prior to the date of grant. The options have a term of 10 years and generally vest at a rate of 1/40th of the shares every quarter for forty quarters, as long as the optionee remains in continuous status as an employee or consultant.
(8)	Exercise period for vested stock options may be extended pursuant to the terms of Mr. Costa’s severance agreement, but in no event shall the exercise period extend beyond September 30, 2005.

The following table provides information on option exercises in fiscal year 2004 by the Named Executive Officers and the value of such officer’s unexercised options as of September 30, 2004:

Name	Shares Acquired on Exercise	Value Realized	Number of Unexercised Option Shares On September 30, 2004		Value of Unexercised In-the-Money Option Shares On September 30, 2004 $(1)
			Exercisable	Unexercisable	Exercisable	Unexercisable
Francis Wilde	0	$0	11,250	388,750	$—	$46,000
Christopher Scheybeler(2)	0	$0	151,031	—	$46,103	$—
John M. Greeley	0	$0	3,906	268,594	$—	$—
Edmundo Costa(3)	0	$0	151,319	—	$57,368	$—
E. Joseph Vitetta	0	$0	3,281	144,219	$—	$25,000
Douglas L. Michels	0	$0	303,555	84,794	$80,321	$33,676

(1)	Based on the market price of $1.40 per share, which was the closing price per share of our Common Stock on the Over-the-Counter Market on September 30, 2004, less the exercise price payable for such shares.
(2)	In September 2002, Mr. Scheybeler resigned as our Chief Technical Officer and assumed the role as a consultant for us.
(3)	In September 2004, Mr. Costa resigned as our Vice President, Sales, and assumed the role as a consultant for us.

Employment Contracts and Change-In-Control Arrangements

In March 1996, the Board of Directors approved a resolution providing that prior to or after a change in control, as defined in the 2002 Incentive Stock Option Plan, any outstanding options held by our Named Executive Officers that were granted pursuant to the 2002 incentive Option Plan that are not at such time exercisable and vested shall become fully exercisable and vested.

We have entered into change in control agreements with each of our Named Executive Officers. Pursuant to these agreements, each such officer is eligible to receive, in the event that his or her employment is involuntarily terminated within one year, without cause, following a change in control of Tarantella, an amount equal to the product of twelve (12) times his or her total monthly compensation including targeted bonuses at 100% attainment, continuation of health benefits available to him or her prior to the involuntary termination of employment for twelve (12) months thereafter and accelerated vesting on all options held. Pursuant to the terms of these agreements and the 2002 Incentive Stock Option Plan, a change in control occurs upon a 25% shift in Tarantella’s voting power for anyone entering into a change in control agreement before December 9, 2003 or a 50% shift in Tarantella’s voting power for anyone entering into a change in control agreement on or after December 9, 2003.

Director Compensation

During fiscal year 2004, we made payments to the Outside Directors in an aggregate amount of fifty one thousand six hundred thirty five dollars and fifty cents ($51,635.50) for the annual retainers and attendance at Board meetings (including committee meetings) during the fiscal year. The following payments were made to each outside director: Ninian Eadie, eleven thousand seven hundred fifty dollars ($11,750); Ronald Lachman, eight thousand dollars ($8,000); Robert McClure, ten thousand eight hundred ten dollars and fifty cents ($10,810.50); R. Duff Thompson, ten thousand one hundred twelve dollars and fifty cents ($10,112.50); Gilbert Williamson, eight thousand three hundred fifty dollars ($8,350) and Bruce Ryan, two thousand six hundred twelve dollars and fifty cents ($2,612.50). We have a consulting agreement with Alok Mohan, our Chairman, pursuant to which we shall pay for consulting services pertaining to the general business of Tarantella. The details of this agreement are set forth in Item 13. Certain Relationships and Related Transactions on page 85 of this Annual Report on Form 10-K. In fiscal year 2004, we paid Mr. Mohan fifty nine thousand eight hundred eighty nine and seventy seven cents ($59,889.77) for consulting services for fiscal year 2004, and services provided to us as acting Chief Financial Officer for the period of October 1, 2003 through January 5, 2004.

Directors are reimbursed for certain expenses in connection with attendance at board and committee meetings.

On December 9, 2003, our board of directors approved a request by Messrs. Mohan, Wilde, Michels, Ron Lachman, a member of our board of directors and Randy Breesee, our former Senior Vice President Operations and Chief Financial Officer, that they receive a substantial part of their 2004 calendar year compensation in restricted stock in lieu of cash. We issued 570,250 shares of our common stock to these individuals on or around December 9, 2003.

Outside Directors (i.e., non-employee directors) receive compensation for their service on the Board pursuant to the Director Plan. This compensation is in the form of stock options, or in the case of the Annual Grant, which is automatically granted on the first day of each fiscal year, cash may be elected in lieu of stock options. Each Outside Director who makes such an election shall receive cash compensation each quarter payable at a rate determined by the Board. All eligible current outside directors elected stock options for fiscal year 2004, and received an additional grant of 800 shares from our 2002 Incentive Stock Option Plan.

Our Director Plan, which provides for the grant in non-statutory stock options to non-employee directors of the Company, was adopted by the Board of Directors in March 1993 and approved by the shareholders in May 1993. The Company has reserved a total of 300,000 shares of Common Stock for issuance pursuant to the Director Plan. The Director Plan is currently administered by the Board of Directors. Under the Director Plan, each non-employee director automatically receives a non-statutory option to purchase 8,000 shares of the Company’s Common Stock on the date upon which such person first becomes a director (the “Initial Grant”). In addition, each non-employee director who remains in continuous status as a non-employee director is automatically granted a non-statutory option (the “Annual Grant”) to purchase 1,200 shares of Common Stock on the first day of each fiscal year, pursuant to the Director Option Plan.

An Outside Director is paid an annual retainer valued at $25,000. For fiscal 2004 the annual retainer was payable 25% in cash ($6,250) plus at the directors’ election, either 18,750 shares of Common Stock or a stock option grant of 18,750 shares that vest quarterly over one year. For Fiscal 2005 the annual retainer is payable 25% in cash ($6,250) plus at the directors’ election, the remaining non cash portion paid in shares of Common Stock or a stock option grant that vests quarterly over one year.

In addition to the annual election of either cash compensation or stock options grants and the annual retainer payments, each outside Board member also received the following payments for meeting attendance in fiscal 2004: three hundred fifty dollars ($350) per each additional board meeting or committee meeting, (which may be attended telephonically), that occurred in addition to the regularly scheduled quarterly board and committee meeting.

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

In the event we merge with or into another corporation or there is a consolidation, acquisition of assets or a like transaction involving the Company immediately prior to occurrence of a change in control, any outstanding option shall become fully exercisable and vested.

Unless terminated sooner, the Director Plan will terminate on November 14, 2012. The Board has authority to amend or terminate the Director Plan provided no such action may affect options already granted and such options shall remain in full force and effect. As of September 30, 2004, options to purchase 68,400 shares of Common Stock at a weighted average exercise price (per share) of approximately $22.73 per share were outstanding and 193,700 shares remained available for future option grants under the Director Plan.

Report of the Compensation Committee of the Board of Directors

The Compensation Committee of the Board of Directors serves as an administrative arm of the Board to make decisions regarding executive compensation and to make recommendations to the Board on compensation matters generally. The following is the report of the Compensation Committee describing compensation policies and rationale applicable to the Company’s executive officers with respect to the compensation paid to such executive officers for the fiscal year ended September 30, 2004. The information contained in such report shall not be deemed to be “soliciting material” or to be “filed” with the Securities and Exchange Commission, nor shall such information be incorporated by reference into any future filing under the Securities Act or Exchange Act, except to the extent that the Company specifically incorporates it by reference into such filing.

General

The Compensation Committee is a standing committee comprised of three non-employee directors. After evaluating management’s performance, the Compensation Committee recommends compensation and pay levels to the full Board for approval. Employee directors do not vote on their own compensation. Stock option grants to executive officers are approved by the Compensation Committee.

Overview and Policies for Fiscal 2004

The goals of the Compensation Committee are to attract, motivate, reward, and retain the key executive talent necessary to achieve the Company’s business objectives and contribute to the long-term success of the Company. The Compensation Committee currently uses salary, bonus, and stock options to meet these goals.

In fiscal year 2004, the Compensation Committee reviewed the compensation of the Company’s key executive officers by evaluating each executive’s scope of responsibility, prior experience, and salary history, and also took into account the salaries for similar positions at comparable high technology companies. In reviewing the compensation, the Compensation Committee focused on each executive’s prior performance with the Company and expected contribution to the Company’s future success.

The Company provides long-term incentives to executive officers through the Option Plans. The purposes of the Option Plans are to attract and retain the best employee talent available and to create a direct link between compensation and the long-term performance of the Company. In general, the Option Plans incorporates four-year vesting periods to encourage employees to remain with the Company. The size of each option grant is based on the recipient’s position and tenure with the Company, the recipient’s past performance, and the size of previous stock option grants, primarily weighted toward the recipient’s position. In fiscal year 2004, the Company continued its policy of granting stock options to new employees and granted additional stock options to employees, including executive officers, who had made and were expected to make significant contributions to the Company’s development. These stock option grants were based primarily on the scope of the executive officer’s responsibilities at the Company and the remuneration to be paid to such officer.

The compensation for both Douglas L. Michels and Francis Wilde in fiscal year 2004 was approved by the Board of Directors. The Compensation Committee made its recommendation and the Board made its determination of the Chief Executive Officer’s compensation after considering the same factors used to determine the compensation of other executive officers.

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

Members of the Compensation Committee:

Ronald Lachman

Alok Mohan

Gilbert P. Williamson

Performance Graph

Set forth below is a line graph comparing the annual percentage change in the cumulative return to the shareholders of our Common Stock with the cumulative return of the Nasdaq National Market Index and the Nasdaq Computer and Data Processing Stocks Index for the period commencing September 30, 1999 and ending on September 30, 2004. The graph assumes that $100 was invested on September 30, 1999 in our Common Stock and in each index, and that all dividends were reinvested. No dividends have been declared or paid on our Common Stock. Shareholder returns over the indicated period should not be considered indicative of future shareholder returns. We operate on a 52-week fiscal year which ended on September 30, 2004.

Comparison of 5 Year Cumulative Total Return

Performance Graph for Tarantella, Inc.

Assumes Initial Investment of $100

September 2004

TOTAL RETURN ANNUAL COMPARISON

5 YEAR CUMULATIVE TOTAL RETURN SUMMARY

Through September 30, 2004

		1999	2000	2001	2002	2003	2004
TARANTELLA INC	Cum $	100.00	24.61	3.10	2.18	2.18	2.35
NASDAQ Composite—Total Returns, US Companies	Cum $	100.00	133.99	54.85	43.05	65.95	70.38
NASDAQ Computer and Data Processing SIC 7370-7379 US and Foreign	Cum $	100.00	125.20	44.90	35.31	52.95	53.73

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

Item 12.    Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding the beneficial ownership of our common stock as of December 10, 2004 as to (i) each person who is known by us to own beneficially more than five percent (5%) of the outstanding shares of our common stock, (ii) each director and each nominee for our board of directors, (iii) each of the Named Executive Officers and (iv) all directors and executive officers as a group. This table is based on information provided to us or filed with the Securities and Exchange Commission by our directors, executive officers and principal shareholders. Except as otherwise indicated, we believe that the beneficial owners of the shares listed below have sole investment and voting power with respect to such shares, subject to community property laws. We do not know of any arrangements, including any pledge by any person of securities of ours, the operation of which may at a subsequent date result in a change of control of our company. Unless otherwise noted above, the address for each shareholder on this table is c/o Tarantella, Inc., 425 Encinal Street, Santa Cruz, California 95060.

Five percent shareholders, directors, and certain executive officers	Common stock outstanding	Options/ Warrants exercisable within 60 days	Common stock beneficially owned	Approximate percentage owned
Austin W. Marxe(1) and David M. Greenhouse(1) 153 E. 53rd Street, 55th Floor, New York, NY 10022	6,492,271	2,462,500	8,954,771	29.8%
Douglas L. Michels(2)	719,515	316,723	1,036,238	3.7%
Renaissance Funds	2,142,858	428,571	2,571,429	9.2%
Walker Smith Funds	1,928,572	385,714	2,314,286	8.3%
Alok Mohan	202,625	220,728	423,353	1.5%
Francis Wilde(3)	300,000	103,750	403,750	1.5%
Christopher Scheybeler	—	151,031	151,031	*
Edmundo Costa	11,857	—	11,857	*
Ronald Lachman	49,597	81,700	131,297	*
Gilbert P. Williamson	—	100,250	100,250	*
Ninian Eadie	—	104,450	104,450	*
Bruce Ryan	16,447	8,612	25,059	*
Joseph Vitetta	8,821	29,289	38,110	*
John Greeley	—	46,718	46,718	*
All five percent shareholders, directors, executive officers as a group	11,887,930	4,519,142	16,407,052	51.4%

Applicable percentage of ownership is based on 27,629,806 shares of Common Stock outstanding as of November 30, 2004 together with applicable options held by such shareholder. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and includes voting and investment power with respect to shares. Shares of Common Stock subject to options currently exercisable or exercisable within sixty (60) days after November 30, 2004 are deemed outstanding for computing the percentage ownership of the person holding such options, but are not deemed outstanding for computing the percentage of any other person.

*	Less than 1% of common stock outstanding
(1)	MGP Advisors Limited (“MGP”) is the general partner of Special Situations Fund III, L.P. AWM Investment Company, Inc. (“AWM”) is the general partner of MGP and the general partner of and investment adviser to the Special Situations Cayman Fund, L.P. SST Advisers, L.L.C. (“SSTA”) is the general partner of and investment adviser to the Special Situations Technology Fund, L.P. and the Special Situations Technology Fund II, L.P. MG Advisers, L.L.C. (“MG”) is the general partner of and investment adviser to the Special Situations Private Equity Fund, L.P. Austin W. Marxe and David M. Greenhouse are the principal owners of MGP, AWM, SSTA and MG and are principally responsible for the selection, acquisition and disposition of the portfolio securities by each investment adviser on behalf of its fund.

(2)	Includes 15,000 shares gifted to the J3D Family Limited Partnership, of which Douglas Michels is the general partner; Mr. Michels is also a general partner in the Lawrence Michels Family Limited Partnership, of which he disclaims any voting or dispositive power.
(3)	Includes 250,000 shares owned by Starlight Technology Partners LLC, an investment group in which Mr. Wilde, our President, Chief Executive Officer and Director, acts as Managing Director, and Joseph Makoid our Vice President of OEM sales is an investor.

Item 13.    Certain Relationships and Related Transactions

In April 1999, the Company entered into a consulting agreement with Mr. Mohan, a director of the Company, pursuant to which Mr. Mohan became an external consultant to the Company and his status as an employee ceased. The term of the agreement was for one year, commencing April 21, 1999, and was renewable by mutual agreement of both parties with approval by the Compensation Committee. As compensation for Mr. Mohan’s consulting services to the Company he received a fee target of one hundred and twenty-six thousand dollars ($126,000) per year, paid as follows: ninety thousand dollars ($90,000) annually as a retainer; and thirty-six thousand dollars ($36,000) annually as a target incentive. Incentive payments were made solely based upon the Company’s performance against its Revenue and EPS measures, paid in accordance with the provisions of the Company’s Management Incentive Plan. The consulting agreement expired April 21, 2000. Mr. Mohan and the Company entered into a new consulting agreement, commencing on April 22, 2000 and continuing through the completion of the acquisition by Caldera Systems, Inc. of the Company’s Server and Professional Services business. As compensation for Mr. Mohan’s consulting services to the Company he received five thousand dollars ($5,000) per month, with no incentive bonus. With the approval of the Compensation Committee, the Company entered into amendments to Mr. Mohan’s consulting agreement pursuant to which, the consulting agreement continued through January 2004, upon the same terms and conditions. As compensation for Mr. Mohan’s consulting services to the Company, he received a fee targeted at one hundred and eighty thousand dollars ($180,000) per year paid as follows: ninety thousand dollars ($90,000) annually as a retainer (paid monthly at seven thousand five hundred dollars ($7,500); and ninety thousand dollars ($90,000) annually (paid quarterly) as a target incentive. Incentive payments were made solely based upon the Company’s performance against its Revenue and Operating Income measures, and paid in accordance with the provisions of the Company’s Management Incentive Plan. Mr. Mohan received seventy-six thousand five hundred dollars ($76,500) for incentive payments during fiscal year 2003. For any quarter that the Company implemented a “voluntary hour reduction” Mr. Mohan’s monthly retainer was reduced accordingly. Beginning in January 2003, his monthly retainer was six thousand, three hundred and seventy-five dollars ($6,375).

On January 19, 2004, the Company entered into a new agreement which will remain in effect until December 31, 2004. Mr., Mohan will receive $22,500 annually (paid monthly) cash compensation, and he will receive 67,500 shares of restricted stock. The Shares are subject to a risk of forfeiture in the event of certain terminations of service relationship, which risk of forfeiture will lapse over time based on continued performance of services or earlier upon a change of control of Tarantella, Inc. Mr. Mohan will also receive $90,000 annually (paid annually) as a target incentive. Incentive payments shall be made solely based upon Tarantella’s performance against its Revenue and Operating Income measures paid in accordance with the provisions of the Tarantella Management Incentive Plan.

In January 2005, we intend to enter into a new agreement with Mr. Mohan that will remain in effect until December 31, 2005. Under the agreement, Mr. Mohan will receive $22,500 annually (paid monthly) cash compensation, and he will receive 67,500 shares of restricted stock. The Shares are subject to a risk of forfeiture in the event of certain terminations of service relationship, which risk of forfeiture will lapse over time based on continued performance of services or earlier upon a change of control of Tarantella, Inc. Mr. Mohan will also receive $90,000 annually (paid annually) as a target incentive. Incentive payments shall be made solely based upon Tarantella’s performance against its Revenue and Operating Income measures paid in accordance with the provisions of the Tarantella Management Incentive Plan. Mr. Mohan’s previously held stock options continue to vest over the term of the agreement and convert to non-statutory options. As part of his fiscal year 2005 compensation, we will pay for certain health benefits. In addition, Mr. Mohan will receive the compensation normally accorded to members of the Company’s Board of Directors for participation on the Board, valued at $25,000 annually, which is paid 25% in cash and 75% in restricted stock or stock options. Mr. Mohan will not be compensated for attendance at committee meetings and/or board meetings and will not be entitled to additional stock options granted to board members on an annual basis.

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

The third partner in EP1 is Wave Crest Development, Inc. (“Wave Crest”). Wave Crest leased to the Company 61,500 square feet of office space in Santa Cruz, California. From time to time, Douglas Michels engages in real estate transactions with Wave Crest and its president. Effective May 7, 2001, the aforementioned Wave Crest leases of 61,500 square feet of office space in Santa Cruz were transferred to Caldera International, Inc.

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

We employ Peter Wilde, the son of our Chief Executive Officer Frank Wilde, as a sales representative. In Fiscal 2004, Mr. Peter Wilde was compensated $38,462.

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

Restricted stock grants from December 2003

In December 2003, we entered into an agreement with five of our senior executives and directors under which the senior executives and directors received restricted common stock in lieu of salary for portions of their calendar year 2004 compensation. The shares are valued at $0.93 per share, which was the fair market value of the shares at the time of the agreement. A total of 570,250 shares were issued to the following individuals:

• Francis E. Wilde	50,000 shares

• Ron Lachman	18,750 shares

• Randy Bresee	105,000 shares

• Alok Mohan	68,000 shares

• Douglas Michels	328,500 shares

The shares are being held in escrow until January 2005, and are subject to a risk of forfeiture in the event of certain terminations of service relationship.

Item 14.    Principal Accountant Fees and Services

The following table shows the fees that Tarantella paid or expected to be paid for the audit and other services provided by Deloitte & Touche LLP, our principal accountants, for fiscal years 2004 and 2003.

	Fiscal Year Ended
	September 30, 2004	September 30, 2003
Audit Fees (a)	$426,000	$236,951
Audit-Related Fees (b)	$7,300	$434,965
Tax Fees	$—	$—
All Other Fees	$—	$—

Total Fees	$433,300	$671,916

(a)	Fees for audit services billed consisted of:
•	Audit of our annual financial statements
•	Reviews of our quarterly financial statements
•	Statutory and regulatory audits, consents and other services related to Securities and Exchange Commission (“SEC”) matters

(b)	Fees for audit-related services billed consisted of:
•	Accounting consultation in connection with the internal revenue investigation
•	Due diligence associated with mergers/acquisitions
•	Financial accounting and reporting consultations
•	Opening and closing balance sheet audits/reviews of acquisitions and dispositions
•	Review of our S-8

Estimates accrued in the above table for unbilled fees were provided by Deloitte & Touche LLP.

Audit Committee Authorization of Audit and Non-Audit Services

The Audit Committee has the sole authority to authorize all audit and non-audit services to be provided by the independent audit firm engaged to conduct the annual audit of the Company’s consolidated financial statements. In addition, the Audit Committee has adopted pre-approval policies and procedures that are detailed as to each particular service to be provided by the independent auditors, and such policies and procedures do not permit the Audit Committee to delegate its responsibilities under the Securities Exchange Act of 1934, as amended, to management. The Audit Committee pre-approved fees for all audit and non-audit services provided by the independent registered public accounting firm during the fiscal year ended September 30, 2004 as required by the Sarbanes-Oxley Act of 2002.

The Audit Committee has considered whether the provision of the non-audit services is compatible with maintaining the independent registered public accounting firm’s independence, and has advised the Company that, in its opinion, the activities performed by our independent registered public accounting firm are compatible with maintaining the independence of such auditors.

PART IV

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

TARANTELLA, INC.

By:	/s/ FRANCIS WILDE	By:	/s/ JOHN M. GREELEY
	Francis E. Wilde President, Chief Executive Officer and Director (Principal Executive Officer) Date: December 28, 2004		John M. Greeley Vice President, Chief Financial Officer (Principal Financial Officer) Date: December 28, 2004

By:	/s/ ROBERT MORLEY
Robert Morley Vice President, Corporate Controller (Principal Accounting Officer) Date: December 28, 2004

KNOW ALL PERSONS BY THEIR PRESENCE, that each person whose signature appears below constitutes and appoints Mr. John M. Greeley, his attorney-in-fact, with the power of substitution, for him in any and all capacities, to sign any amendments to this report on Form 10-K and to file the same, with exhibits thereto other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ FRANCIS WILDE	/s/ ALOK MOHAN
Francis E. Wilde President, Chief Executive Officer and Director Date: December 28, 2004	Alok Mohan Chairman of the Board of Directors Date: December 28, 2004

/s/ DOUGLAS L. MICHELS	/s/ BRUCE RYAN
Douglas L. Michels Directors Date: December 28, 2004	Bruce Ryan Director Date: December 28, 2004

/s/ GILBERT P. WILLIAMSON	/s/ NINIAN EADIE
Gilbert P. Williamson Director Date: December 28, 2004	Ninian Eadie Director Date: December 28, 2004

/s/ RONALD LACHMAN
Ronald Lachman Director Date: December 28, 2004

Item 15.    Exhibits, Financial Statement Schedule and Reports on Form 8-K

(a) The following documents are filed as part of this report:

1.	Financial Statements: See Index to Consolidated Financial Statements under Item 8 on page 34 of this report.
2.	Financial Statement Schedule:

There are no Financial Statement Schedules listed since they are either not required, not applicable, or the information is shown in the financial statements or notes thereto.

3.	Exhibits:

Exhibit Number	Description
2.1	Agreement and Plan of Reorganization by and among Tarantella, Inc., Tarantella Acquisition Corporation and New Moon Systems, Inc.(5)
3.1	Amended and Restated Articles of Incorporation of Registrant.(9)
3.2	Bylaws of Registrant, as amended.(2)
4.1	Specimen Common Stock Certificate of Registrant.(1)
4.2	Purchase Agreement by and between Tarantella, Inc. and certain investors.(8)
4.3	Registration Rights Agreement by and between Tarantella, Inc. and certain investors.(8)
4.4	Form of Warrants by and between Tarantella, Inc. and certain investors.(8)
4.5	Purchase Agreement by and between Tarantella, Inc. and Hitschler Enterprises, LLC and by and between Tarantella, Inc. and Starlight Technology Ventures, LLC.(8)
4.6	Registration Rights Agreement by and between Tarantella, Inc. and Hitschler Enterprises, LLC and by and between Tarantella, Inc. and Starlight Technology Ventures, LLC.(8)
4.7	Form of Warrants by and between Tarantella, Inc. and Starlight Technology Ventures, LLC.(8)
4.8	Form of Warrants by and between Tarantella, Inc. and Hitschler Enterprises, LLC.(8)
4.9	Purchase Agreement by and between Tarantella, Inc. and Special Situations Technology Fund II, LP.(8)
4.10	Registration Rights Agreement by and between Tarantella, Inc. and Special Situations Technology Fund II, LP.(8)
4.11	Form of Warrants by and between Tarantella, Inc. and Special Situations Technology Fund II, LP.(8)
10.13	Lease with Encinal Partnership No. 1 commencing January 1, 1989 (425 Encinal Street).(1)
10.17	Form of Indemnification Agreement.(1)
10.18	Master Registration Rights Agreement as amended.(6)
10.19	Employee Stock Purchase Plan.(7)(8)
10.20*	2002 Incentive Stock Option Plan and form of Incentive Stock Option Agreement.(7)
10.21	401(k) Plan, as amended.(1)(7)
10.24	2003 Director Stock Option Plan.(7)(8)
10.34	Shareholders’ Rights Agreement.(3)
10.35	Change-in-control agreement between the Company and certain key management.(4)(7)
10.36	Revised Consulting Agreement with Alok Mohan.(8)
10.37	Michels transition agreement(9)
10.38	Bresee Severance Agreement(10)
10.39*	Scheybeler Severance Agreement
10.40*	Costa Severance Agreement
14.1*	Form of Tarantella, Inc. Financial Code of Ethics for Chief Executive Officer, Chief Financial Officer, Vice Presidents and Employees with Financial Reporting Responsibilities, as amended November 2004.
21.1	Subsidiaries of Registrant.(8)
23.1*	Consent of Independent Registered Public Accounting Firm
31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit Number	Description
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350

*	filed herewith
(1)	Incorporated by reference to Registration Statement 33-60548 on Form S-1.
(2)	Incorporated by reference to the Form 10-K filed on December 22, 1995.
(3)	Incorporated by reference to the Form 8-A12G filed on September 18, 1997.
(4)	Incorporated by reference to the Form 10-K filed on December 23, 1998.
(5)	Incorporated by reference to the Form 8-K filed on June 9, 2003.
(6)	Incorporated by reference to the Form 8-K filed on December 12, 2003.
(7)	Designates management contracts or compensatory plans, contracts or arrangements.
(8)	Incorporated by reference to the Form 10-K filed on March 8, 2004.
(9)	Incorporated by reference to the Form 10-Q filed on May 14, 2004.
(10)	Incorporated by reference to the Registration Statement on Form S-1 333-115812 filed on May 24, 2004.