Form 10-Q
period 2004-12-31
TARANTELLA INC
filed 2005-02-14
CIK 851560

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2004

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

The number of shares outstanding of the registrant’s common stock as of January 31, 2005 was 27,888,903.

TARANTELLA, INC.

FORM 10-Q

For the Quarterly Period Ended December 31, 2004

Part I. Financial Information

Item I. Financial Statements

TARANTELLA, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS

(In thousands, except per share data)

	Three Months Ended December 31,
	2004	2003
Net revenues:
Licenses	$2,871	$2,366
Services	1,143	1,102

Total net revenues	4,014	3,468

Cost of revenues:
Licenses	150	168
Services	401	330

Total cost of revenues	551	498

Gross margin	3,463	2,970

Operating expenses:
Research and development	832	961
Selling, general and administrative	3,923	4,536
Legal settlement and litigation costs	—	49
Restructuring charge	—	19

Total operating expenses	4,755	5,565

Operating loss	(1,292)	(2,595)

Other income (expense):
Interest income	27	1
Interest expense	(6)	(8)
Other income (expense), net	32	(50)

Total other income (expense)	53	(57)

Loss before provision for income taxes	(1,239)	(2,652)

Provision for income taxes	19	98

Net loss	(1,258)	(2,750)

Other comprehensive income:
Foreign currency translation adjustment	58	69
Unrealized gain on available for sale securities	—	75

Total other comprehensive income	58	144

Comprehensive loss	$(1,200)	$(2,606)

Net loss per share:
Basic and diluted	$(0.05)	$(0.22)
Shares used in net loss per share calculation:
Basic and diluted	27,058	12,689

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TARANTELLA, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 31, 2004	September 30, 2004 (1)
Assets
Current assets:
Cash and cash equivalents	$5,581	$9,621
Trade receivables, net of allowances of $0.1 million at December 31, 2004 and September 30, 2004	3,629	2,069
Other receivables	272	247
Prepaids and other current assets	651	622

Total current assets	10,133	12,559

Property and equipment, net	896	947
Acquired intangible assets, net	585	674
Goodwill	2,395	2,395
Other assets	19	19

Total assets	$14,028	$16,594

Liabilities and shareholders’ equity
Current liabilities:
Trade payables	$907	$832
Royalties payable - former New Moon shareholders	1,713	1,713
Income taxes payable	204	210
Accrued restructuring charges	390	1,121
Accrued expenses and other current liabilities	2,472	3,740
Deferred revenues	2,617	2,572

Total current liabilities	8,303	10,188

Long-term deferred revenues	884	794
Long-term liabilities, other	53	16

Total long-term liabilities	937	810

Total liabilities	9,240	10,998

Shareholders’ equity:
Preferred stock, authorized 20,000 shares; no shares issued and outstanding in 2004	—	—
Common stock, no par value, authorized 100,000 shares; issued and outstanding 27,889 at December 31, 2004 and 27,553 shares at September 30, 2004	146,427	146,088
Deferred stock compensation	(134)	(187)
Accumulated other comprehensive income	242	184
Accumulated deficit	(141,747)	(140,489)

Total shareholders’ equity	4,788	5,596

Total liabilities and shareholders’ equity	$14,028	$16,594

(1)	Amounts as of September 30, 2004 have been derived from audited financial statements as of that date.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TARANTELLA, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended December 31,
	2004	2003
Cash flows from operating activities:
Net loss	$(1,258)	$(2,750)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	202	270
Foreign currency exchange gain	44	43
Loss on disposal of property and equipment	3	1
Stock compensation expense	215	22
Changes in operating assets and liabilities:
Trade receivables	(1,559)	85
Other receivables	(25)	(4)
Prepaids and other current assets	(29)	90
Other assets	—	(84)
Trade payables	75	(298)
Royalties payable	—	(22)
Income taxes payable	(6)	(3)
Accrued restructuring expenses	(731)	(223)
Accrued expenses and other current liabilities	(1,268)	607
Deferred revenues	135	795
Other long-term liabilities	37	—

Net cash used in operating activities	(4,165)	(1,471)

Cash flows from investing activities:
Purchases of property and equipment	(2)	(6)
Purchases of software and technical licenses	(49)	—
Additional New Moon acquisition costs	—	(4)
Change in royalties payable - former New Moon shareholders	—	(2)

Net cash used in investing activities	(51)	(12)

Cash flows from financing activities:
Payments on capital lease obligations	—	(18)
Line of credit payments	—	(319)
Net proceeds from issuance of common stock and warrants	177	2,518

Net cash provided by financing activities	177	2,181

Effects of exchange rate changes on cash and cash equivalents	(1)	1

Increase (decrease) in cash and cash equivalents	(4,040)	699
Cash and cash equivalents at beginning of period	9,621	3,151

Cash and cash equivalents at end of period	$5,581	$3,850

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TARANTELLA, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(In thousands)

	Three Months Ended December 31,
	2004	2003
Supplemental disclosure of cash flow information:

Cash paid:
Income taxes	$139	$124
Interest	6	5
Non-cash financing and investing activities:
Issuance of restricted stock to employees and director in lieu of compensation	142	530

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1— Basis of Presentation

Tarantella, Inc. (also referred to as “Tarantella,” “the Company,” “we,” “us” or “our”) is a leading provider of Internet infrastructure software that enables web-based access to enterprise applications from virtually any client device including personal computers, Apple Macintosh computers, network terminals known as “thin clients” and handheld devices, such as personal digital assistants. The Tarantella Secure Global Desktop Enterprise Edition solution instantly provides managed and secure web access to enterprise mainframe, Windows, AS/400, Linux, and UNIX applications. It leverages existing information technology assets to provide cost savings, improved productivity, and the flexibility to accommodate the rapid changes in today’s organizations.

We were incorporated as The Santa Cruz Operation, Inc. (“SCO”) in California in 1979. On May 4, 2001, SCO completed the sale of its Server Software and Professional Services Divisions to Caldera Systems, Inc., retaining the Tarantella Division. Upon the completion of the sale, SCO changed its corporate name to Tarantella, Inc.

In the opinion of management, the accompanying unaudited condensed consolidated statements of operations and comprehensive loss, balance sheets and statements of cash flows include all the material adjustments (consisting of normal recurring adjustments) which we consider necessary for a fair presentation of our financial condition and results of operations as of and for the interim periods presented. These unaudited financial statements include the accounts of the Company and its wholly owned subsidiaries after all material intercompany balances and transactions have been eliminated. These unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto for the fiscal year ended September 30, 2004, included in our 2004 Annual Report on Form 10-K filed on December 29, 2004 with the Securities and Exchange Commission. The unaudited consolidated interim results presented are not necessarily indicative of results to be expected for the full year. The September 30, 2004 balance sheet was derived from the audited financial statements, and is included for comparative purposes.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X.

Note 2—Continued Operations and Going Concern

We operate in the software industry, which is characterized by intense competition, rapid technological advances and evolving industry standards. Factors that could affect our future operating results and cause actual results to vary materially from expectations include, but are not limited to, dependence on an industry that is characterized by rapid technological changes, fluctuations in end-user demands, evolving industry standards, competition, and risks associated with foreign currencies. Failure by us to anticipate or respond adequately to technological developments in the software industry, changes in customer or supplier requirements or changes in industry standards could have a material adverse effect on our business and operating results.

Our net loss was $1.3 million for the quarter ended December 31, 2004, and we have recorded substantial net losses during each of the past five fiscal years. During the quarter ended December 31, 2004, we continued to require funds to finance our operations. We have implemented a series of restructuring programs over the past several years aimed at aligning our costs to our revenues and increasing our revenues to compete in the current business environment and over the long term. While we believe we have made progress in these areas, we must continue to manage our costs and improve our revenues to compete in the existing business environment.

In connection with the above-mentioned plan, we anticipate that we will record charges, including substantial costs required to meet the filing requirements of a public company including the requirements of the Sarbanes-Oxley Act of 2002, and potential additional restructuring charges to further align our costs to our revenues, possibly including asset impairments and other associated charges, the amount and timing of which cannot be fully estimated at this time.

We believe that, unless we effectively balance our cost structure to our revenues, we may not be able to access the capital markets for new borrowings or financings on acceptable terms. Continued losses of the magnitude we recorded in fiscal 2004 are unsustainable. We have significant obligations due in fiscal 2005 and thereafter, including significant financing maturities related to a business purchase we completed in fiscal 2003, operating lease payments and other on-going operating costs. We are intensively engaged in an effort to implement our new strategic business rebranding initiatives in order to successfully expand the market penetration of our products and become a profitable company, but there can be no assurance this effort will succeed. If we do not make substantial progress in the near term toward achieving profitable growth in our competitive market we may not succeed as a going concern.

These matters, among others, raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Accordingly, the accompanying Unaudited Condensed Consolidated Financial Statements do not include any adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should we be unable to continue as a going concern.

Note 3—Summary of Significant Accounting Policies

Revenue Recognition Our revenue is derived primarily from two sources, across many industries: (i) products license revenue, primarily from product sales to distributors and end users, and royalty revenue, primarily from initial license fees and ongoing royalties from product sales by source code OEMs (original equipment manufacturers) and ISVs (independent software vendors); and (ii) services and support revenue, primarily from providing software updates, support, education and consulting services to end users.

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

We recognize product revenue from royalty payments upon receipt of quarterly royalty reports from OEMs and ISVs related to their product sales.

We perform ongoing credit evaluations of our customers’ financial condition and do not require collateral. We maintain allowances for potential credit losses and such losses have been within management’s expectations.

Stock Based Compensation We account for stock-based compensation arrangements under the provisions of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees for our fixed stock option plan and employee stock purchase plan and, accordingly, have not recognized compensation cost in the accompanying consolidated statement of operations for options issued at fair value. SFAS 123, Accounting for Stock Based Compensation, permits the use of either a fair value based method or the intrinsic value method to measure the expense associated with stock-based compensation arrangements. In accordance with the disclosure provisions of SFAS 148, Accounting for Stock Based Compensation—Transition and Disclosure, the pro forma effect on our net loss had compensation expense been recorded for the three months ended December 31, 2004 and 2003, respectively, as determined under the fair value method, is shown below (in thousands, except per share amounts):

	Three Months Ended December 31,
	2004	2003
Net loss, as reported	$(1,258)	$(2,750)

Add: Stock-based employee compensation expense included in reported net loss	215	22

Less: Total stock-based employee compensation expense determined under fair value based method for all awards	(484)	(1,125)

Pro forma net loss	$(1,527)	$(3,853)

Basic and diluted net loss per share:

As reported	$(0.05)	$(0.22)

Pro forma	$(0.06)	$(0.30)

The fair value of the options granted under the Option Plans and the Director Plan were estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

	Three Months Ended December 31,
	2004	2003
Risk-free interest rate	3.32%	2.99%

Dividend yield	0%	0%

Common stock volatility factor	105%	100%

Expected employee option life	4 years	4 years

Expected executive option life	5 years	5 years

The fair value for the Employee Stock Purchase Plan rights were also estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions:

	Three Months Ended December 31,
	2004	2003
Risk-free interest rate	1.73%	1.22%
Dividend yield	0%	0%
Common stock volatility factor	109%	107%
Expected option life	6 months	12 months

Note 4—Net Loss per Share

Basic net loss per share is computed by dividing the net loss for the period by the weighted average number of common shares outstanding for the period. Diluted net loss per share is the same as basic net loss per share because the calculating of diluted net loss per share excludes potential dilutive shares of common stock since their effect is anti-dilutive. The potentially dilutive securities are as follows (in thousands):

	Fiscal Quarter Ended December 31,
	2004	2003
Options and warrants outstanding not included in computation of diluted loss per share because the exercise price was greater than the average market price.	5,351	4,548

Options and warrants outstanding not included in computation of diluted loss per share because their inclusion would have been anti-dilutive.	5,791	1,848

Note 5—Recent Accounting Pronouncements

In July 2004, the FASB ratified Emerging Issues Task Force (“EITF”) consensus on Issue No. 02-14, Whether an Investor Should Apply the Equity Method of Accounting to Investments Other Than Common Stock, which provides guidance regarding application of the equity method of accounting to investments other than common stock. EITF Issue No. 02-14 is effective beginning in our first quarter of fiscal 2005. The adoption of EITF Issue No. 02-14 did not have a material impact on our financial position or results of operations.

In December 2004, the FASB issued SFAS No. 123R, Share-Based Payment (“SFAS 123R”), a revision to SFAS No. 123 Accounting for Stock-Based Compensation (“SFAS 123”) and superseding APB Opinion No. 25, Accounting for Stock Issued to Employees and its related implementation guidance. SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services, including obtaining employee services in share-based payment transactions. SFAS 123R applies to all awards granted after the required effective date and to awards modified, repurchased, or cancelled after that date. We have not yet quantified the effects of the adoption of SFAS 123R, but it is expected that the new standard will result in significant stock-based compensation expense. The pro forma effects on net loss per share if we had applied the fair value recognition provisions of original SFAS 123 on stock compensation awards (rather than applying the intrinsic value measurement provisions of Opinion 25) are disclosed in Note 3 of this Form 10-Q. Although such pro forma effects of applying original SFAS 123 may be indicative of the effects of adopting SFAS 123R, the provisions of these two statements differ in some important respects. The actual effects of adopting SFAS 123R will be dependent on numerous factors including, but not limited to, the valuation model chosen by us to value stock-based awards; the assumed award forfeiture rate; the accounting policies adopted concerning the method of recognizing the fair value of awards over the requisite service period; and the transition method (as described below) chosen for adopting SFAS 123R.

SFAS 123R will be effective for our fiscal quarter beginning July 1, 2005, and requires the use of the Modified Prospective Application Method. Under this method SFAS 123R is applied to new awards and to awards modified, repurchased, or cancelled after the effective date. Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered (such as unvested options) that are outstanding as of the date of adoption shall be recognized as the remaining requisite services are rendered. The compensation cost relating to unvested awards at the date of adoption shall be based on the grant-date fair value of those awards as calculated for pro forma disclosures under the original SFAS123. In addition, companies may use the Modified Retrospective Application Method. This method may be applied to all prior years for which the original SFAS 123 was effective or only to prior interim periods in the year of initial adoption. If the Modified Retrospective Application Method is applied, financial statements for prior periods shall be adjusted to give effect to the fair-value-based method of accounting for awards on a consistent basis with the pro forma disclosures required for those periods under the original SFAS 123.

Note 6—Accrued Restructuring Charges

	December 31, 2004	September 30, 2004
	(In Thousands)
Fiscal 2004 Restructuring Plans	$42	$587
Fiscal 2002 Restructuring Plan	306	470
Fiscal 2001 Restructuring Plan	42	64

Total Accrued Restructuring Charges	$390	$1,121

Fiscal 2004 Restructuring Plans During the first and fourth quarters of fiscal 2004, we announced restructuring plans which resulted in charges of $19,000 and $1.1 million, respectively, in order to reduce our spending levels to align operating expenses with our lower than expected revenues. The first quarter restructuring plan eliminated our presence in Austria and was completed by the end of fiscal 2004. The fourth quarter restructuring plan reduced the existing workforce in the United States and the United Kingdom and vacated additional facility space at our Santa Cruz, California, headquarters. The reductions in work force affected our sales, product development and corporate services functions. We expect to complete this fourth quarter restructuring plan during fiscal 2005.

	Reduction in Force	Facilities	Total
		(In Thousands)
Restructuring charge accrued	$1,065	$64	$1,129
Payments/utilization of the accrual	(542)	—	(542)

Accrual at September 30, 2004	523	64	587
Payments/utilization of the accrual	(523)	(22)	(545)

Accrual at December 31, 2004	$—	$42	$42

Fiscal 2002 Restructuring Plan During the first quarter of fiscal 2002, the Company announced a restructuring plan, which resulted in a charge of $1.6 million. The Company reduced its spending levels to align its operating expenses with the Company’s lower than expected revenues. The restructuring included a reduction in staffing, a reserve for unused facilities at the Company’s corporate headquarters, and costs associated with closing several foreign offices. The Company completed the cost reduction actions initiated in fiscal 2002, with the exception of sub-leasing excess space at the Company’s corporate headquarters in Santa Cruz, California which has been reserved for though the lease expiration date of June 30, 2005.

	Reduction in Force	Facilities	Disposal of Fixed Assets	Total
	(In Thousands)
Restructuring charge accrued	$856	$736	$44	$1,636
Payments /utilization of the accrual	(861)	(546)	(39)	(1,446)

Provision Adjustment	5	560	(5)	560

Accrual at September 30, 2002	—	750	—	750
Payments /utilization of the accrual	—	(590)	—	(590)
Provision Adjustment	—	485	—	485

Accrual at September 30, 2003	—	645	—	645
Payments /utilization of the accrual	—	(606)	—	(606)
Provision Adjustment	—	431	—	431

Accrual at September 30, 2004	—	470	—	470
Payments /utilization of the accrual	—	(164)	—	(164)

Accrual at December 31, 2004	$—	$306	$—	$306

Fiscal 2001 Restructuring Plan During the second quarter of fiscal 2001, the Company announced a restructuring plan which resulted in a charge of $1.6 million and included a reduction in personnel and a reserve for unused facilities. As part of this restructuring plan, the Company vacated additional space within its Santa Cruz, California corporate headquarters with expectations to sublease the space to offset a portion of its lease obligation. In the fourth quarter of fiscal 2004 an additional provision of $64,000 was recorded because the facility was not yet sub-leased. The space is now fully reserved for through the lease expiration date of June 30, 2005.

	Reduction in Force	Facilities	Total
	(In Thousands)
Restructuring charge accrued	$1,499	$64	$1,563
Payments/utilization of the accrual	(1,460)	(24)	(1,484)
Provision Adjustment	(39)	—	(39)

Accrual at September 30, 2001	—	40	40
Payments/utilization of the accrual	—	(100)	(100)
Provision Adjustment		166	166

Accrual at September 30, 2002	—	106	106
Payments/utilization of the accrual	—	(83)	(83)
Provision Adjustment		64	64

Accrual at September 30, 2003	—	87	87
Payments/utilization of the accrual	—	(82)	(82)
Provision Adjustment	—	59	59

Accrual at September 30, 2004	—	64	64
Payments/utilization of the accrual	—	(22)	(22)

Accrual at December 31, 2004	$—	$42	$42

Note 7—Industry and Geographic Segment Information

The following tables present information on revenue and long-lived assets by geography. Revenue is allocated based on the location from which the sale is satisfied and long-lived asset information is based on the physical location of the asset. (In Thousands)

	Three Months Ended December 31,
	2004	2003
Net revenues:
United States	$1,796	$1,278
EMEIA (1)	1,762	1,534
Canada and Latin America	216	320
Asia Pacific	240	336

Total net revenues	$4,014	$3,468

	December 30, 2004	September 30, 2004
Long-lived assets:
United States	$3,642	$3,789
EMEIA (1)	253	246

Total long-lived assets	$3,895	$4,035

(1)	Europe, Middle East, India and Africa

Note 8—Available-for-sale Equity Securities and Investments

At December 31, 2003 we held 505,767 shares of Rainmaker’s common stock. We accounted for these shares as available-for-sale securities and recorded them at fair market value, based on quoted market prices with any unrealized gains or losses included as part of accumulated other comprehensive income. During the third quarter of fiscal 2004, we sold our remaining 505,767 shares of Rainmaker stock with a cost basis of $0.2 million, and for which we received cash proceeds of $0.9 million. At September 30, 2004 and December 31, 2004, we did not have any accounts receivable from Rainmaker. There were no sales to Rainmaker in fiscal years 2005 or 2004.

Note 9—Acquired Intangible Assets, Net

Following is a table of our acquired intangible assets summarizing their carry amounts, accumulated amortization, fiscal 2004 impairment, net carrying amounts as of December 31, 2004 and September 30, 2004 and estimated timing of future amortizations:

	December 31, 2004
	Estimated Useful Lives	Gross Carrying Amount	Accumulated Amortization and impairments	Intangible Assets, Net
	(In years)	(In thousands)
Amortized intangible assets
Technology	3	$804	$340	$464
Patents	3	700	579	121
Trademarks	3	200	200	—
Other	3	20	20	—

Total		$1,724	$1,139	$585

	September 30, 2004
	Estimated Useful Lives	Gross Carrying Amount	Accumulated Amortization	Impairment Writedown fiscal 2004	Intangible Assets, Net
	(In years)	(In thousands)
Amortized intangible assets
Technology	3	$804	$273	$—	$531
Patents	3	700	274	283	143
Trademarks	3	200	72	128	—
Other	3	20	7	13	—

Total		$1,724	$626	$424	$674

(In thousands)
Amortization expense:
For the three months ended December 31, 2003	$118
For the three months ended December 31, 2004	$89

As of December 31, 2004, estimated future amortization expense:
Fiscal Year 2005 (remaining 9 months)	$265
Fiscal Year 2006	269
Fiscal Year 2007	51

All of our acquired identifiable intangible assets are subject to amortization. No significant residual value is estimated for the intangible assets.

Note 10—Commitments and contingencies

Indemnification We license our software and services pursuant to a software license agreement, in which we agree to indemnify, hold harmless and defend the customer against damages arising out of claims filed by third parties that our products infringe any copyright or other intellectual property right. The term of the indemnification is generally perpetual, limited by applicable statutes of limitations. The license agreement generally limits the scope of the remedies for such indemnification obligation, including but not limited to certain product usage limitations and the right to replace an infringing product or modify it to make it non-infringing. If we cannot address the infringement by replacing or repairing the product, we are allowed to cancel the license and return the fees paid by the customer. We have never incurred expense under such indemnification provisions. We believe the estimated fair value of these indemnification agreements is minimal.

As permitted under California law, we have agreements whereby we indemnify our officers and directors for certain events while our officer or director is, or was serving at our request in such capacity. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, we have a Director’s and Officer’s insurance policy that limits our exposure and enables us to recover at least a portion of any future amounts paid. As a result of our insurance policy coverage, we believe the estimated fair value of these indemnification agreements is minimal.

Warranties We generally warrant for a period of 90 days that our software products will perform substantially in accordance with its published specifications, that the reproduction of our software on the media material provided by us is correct and that the documentation is correctly printed. In the event of any non-conformance, we agree to repair, replace or accept return of the non-conforming product and refund any fees paid by the customer for said non-conforming product. We have never incurred significant expense under our product warranties. We believe the estimated fair value of these warranty agreements is immaterial.

Litigation No material legal proceedings are pending to which we are a party. We are responding to claims arising in the ordinary course of business. We intend to defend ourselves vigorously in these matters. Our management believes that it is unlikely that the outcome of these matters will have a material adverse effect on our financial statements, although there can be no assurance in this regard.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Company’s unaudited condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q, as well as the Management’s Discussion and Analysis of Financial Condition and Result of Operations included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2004. In addition to historical information contained herein, this discussion and analysis contains forward-looking statements. These statements involve risks and uncertainties and can be identified by the use of forward-looking terminology such as “estimates,” “projects,” “anticipates,” “plans,” “future,” “may,” “will,” “should,” “predicts,” “potential,” “continue,” “expects,” “intends,” “believes,” and similar expressions. Examples of forward-looking statements include those relating to financial risk, management activities and the adequacy of financial resources for operations. These and other forward-looking statements are only estimates and predictions. While the Company (also referred to as “Tarantella,” “we,” “us,” or “our”) believes that the expectations reflected in the forward-looking statements are reasonable, our actual results could differ materially due to a number of factors, including those set forth in the section entitled “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s expectations only as of the date hereof.

Business Overview

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

Overview of Our Results

Our revenues derive primarily from two sources, across many industries: (i) product license revenue, primarily from product sales to distributors and end users, and royalty revenue, primarily from initial license fees and ongoing royalties from product sales by source code OEMs (original equipment manufacturers) and ISVs (independent software vendors); and (ii) services and support revenue, primarily from providing software updates, support, education and consulting services to end users.

Applications of Critical Accounting Policies

We have prepared our condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States. In preparing our financial statements, we make estimates, assumptions and judgments that can have a significant impact on our reported revenues, losses from operations, and net loss, as well as on the value of certain assets and liabilities on our balance sheet. These estimates, assumptions and judgments about future events and their effects on our results cannot be determined with certainty, and are made based upon our historic experience and on other assumptions that are believed to be reasonable under the circumstances. These estimates may change as new events occur or additional information is obtained, and we may periodically be faced with uncertainties, the outcomes of which are not within our control and may not be known for a prolonged period of time. The discussion and analysis of our financial condition and results of operations are based upon these statements. There are a number of accounting policies, methods and estimates affecting our financial statements. Areas that are particularly significant include revenue recognition, New Moon and Caststream acquisitions, goodwill and other intangible assets, restructuring charges, returns and reserves and allowance for doubtful accounts, and income taxes, which are described below. In addition, please refer to Note 3 of our Unaudited Condensed Consolidated Financial Statements for further discussion of our significant accounting policies.

Additional information about these critical accounting policies may be found in the “Management’s Discussion & Analysis of Financial Condition and Results of Operations” section included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2004. There have been no changes to these critical accounting policies subsequent to September 30, 2004.

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

New Moon and Caststream Acquisitions

In connection with the New Moon Systems, Inc. (“New Moon”) and Caststream acquisitions, we allocated the purchase price associated with each acquisition to the tangible and intangible assets acquired, liabilities assumed and in-process research and development based on their estimated fair values. We engaged two third-party appraisal firms to assist us in determining the fair values of the assets acquired and the liabilities assumed. Such valuations require us to make significant estimates and assumptions, especially with respect to intangible assets. The critical estimates we used in allocating the purchase price and valuing certain intangible assets included but were not limited to: future expected cash flows from customer contracts, acquired developed technologies and patents, expected costs to develop the in-process research and development into commercially viable products, estimated cash flows from the projects when completed, and the trade name and the market position of the acquired products and assumptions about the period of time the trade name will continue to be used in the New Moon product portfolio, and determining the appropriate discount rates and other assumptions. Our estimate of fair value at the time when they were made was based upon assumptions that we believed to be reasonable, but which are inherently uncertain and unpredictable.

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

As of December 31, 2004, our net accounts receivable balance was $3.6 million, net of allowances of $0.1 million.

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

This action followed our appeal to Nasdaq for a listing extension after not meeting the stated time requirements to file SEC Form 10-Q for our third quarter of fiscal 2002. The Nasdaq Panel determination to delist our stock was based on our filing delinquency, public interest concerns, and the nature of the internal revenue investigation. On December 8, 2003, we filed an appeal to reverse that portion of the Nasdaq Panel’s decision relating to its public interest concerns. On February 27, 2004, the Nasdaq advised us that our appeal had been denied.

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

Now that we have resumed compliance with the periodic reporting requirements of the Exchange Act, we intend to attempt to meet the listing requirements for the Nasdaq SmallCap Market, however some requirements such as minimum bid price and market capitalization are outside of our control.

Management Changes

Various executive management changes occurred during fiscal 2004. For further information see our 2004 Annual Report on Form 10-K.

Results of Operations

Comparison of the Three Months Ended December 31, 2004 and 2003

The following tables set forth selected unaudited condensed consolidated financial data for the periods indicated, expressed in thousands and as a percentage of period total net revenues or as noted.

Net revenues:

	Three Months Ended December 31,				Percent Change From 2003
	2004		2003
		(1)		(1)
Licenses	$2,871	72%	$2,366	68%	21%
Services	1,143	28%	1,102	32%	4%

Total net revenues	$4,014	100%	$3,468	100%	16%

(1)	percentage of period total net revenues

Our net revenues are derived from software licenses and fees for services, which include maintenance, support, engineering services, consulting, and training. The increase in license revenue as compared to the prior year period is due primarily to two large license sales of our Enterprise Edition product to a leader in the financial services industry and a large European OEM (original equipment manufacturer) partner, partially offset by a decrease in license contracts in the $100,000 to $250,000 revenue range. Service revenues were essentially flat as compared to prior year period.

The increase in net revenue performance is broken out geographically in the following table:

Net revenues by geography:

	Three Months Ended December 31,				Percent Change From 2003
	2004		2003
		(1)		(1)
United States	$1,796	45%	$1,278	37%	41%
EMEIA (2)	1,762	44%	1,534	44%	15%
Canada and Latin America	216	5%	320	9%	-33%
Asia Pacific	240	6%	336	10%	-29%

Total net revenues	$4,014	100%	$3,468	100%	16%

(1)	Percentage of period total net revenues
(2)	Europe, Middle East, India and Africa

The increase in revenues in the United States versus the prior year period was due primarily to a $0.9 million sale of our Enterprise Edition product to a financial institution. The increase in EMEIA revenues over the prior year period was due primarily to a sale to a large European OEM partner of which $0.8 million was recognized as revenue. The decrease in revenues in Canada, Latin America and Asia Pacific was due to a lower level of license sales in these regions.

International revenues were 55% of total revenues for the first fiscal quarter of 2005 and 63% for the same period in the prior year. The change is primarily the result of the higher United States revenue in the current quarter related to a $0.9 million sale of our Enterprise Edition product to a financial institution. In total, international revenues were approximately constant between the two periods.

For the three months ended December 31, 2004, one financial company and one European software integrator accounted for 22% and 19%, respectively, of the Company’s net revenues. For the three months ended December 31, 2003, Clarity Technology, our U.K. distributor, accounted for 16% of our net revenues.

Cost of revenues and gross margin:

	Three months Ended December 31,				Percent Change from 2003
	2004		2003
		(1)		(1)
Cost of revenues
Licenses	$150	4%	$168	5%	-11%
Services	401	10%	330	10%	22%

Total cost of revenues	$551	14%	$498	15%	11%

Gross Margin
Licenses	$2,721	68%	$2,198	63%	24%
Services	742	18%	772	22%	-4%

Total gross margin	$3,463	86%	$2,970	85%	17%

(1)	Percentage of period total net revenues

Total cost of revenues for the three months ended December 31, 2004 increased by 11% from the prior year period primarily due to higher service revenues and related costs.

The slightly lower cost of license revenues in the first quarter of fiscal 2005 is due to lower current quarter technology costs amortization following our $0.4 million write-down during our fourth quarter fiscal 2004 relating to previously acquired New Moon intangible assets, and due to lower labor costs and facility allocations as results of our fiscal 2004 restructuring plan. These reductions were partially offset by higher technology-related expenses related to our second quarter fiscal 2004 acquisition of Caststream Technologies, plus higher royalty costs. The improvement in licenses gross margin during the current period is due to increased license revenues while our cost of license revenues decreased.

The increase in cost of service revenues of 22% for the three months ended December 31, 2004 versus the prior year period was due to higher labor costs. Services gross margin decreased from the prior year period as a result of slightly lower service revenues and a small increase in labor costs.

Operating expenses:

	Three Months Ended December 31,				Percent Change From 2003
	2004		2003
		(1)		(1)
Research and development	$832	21%	$961	28%	-13%
Selling, general and administrative	3,923	98%	4,536	131%	-14%
Legal settlement and litigation costs	—	0%	49	1%	-100%
Restructuring charge	—	0%	19	1%	-100%

Total operating expenses	$4,755	119%	$5,565	161%	-15%

(1)	Percentage of period total net revenues

Research and development expenses for the three months ended December 31, 2004 decreased by 13% from the prior year period primarily due to lower labor costs relating to the 2004 Restructuring Plan’s reduction in force and lower facility costs allocations, partially offset by increased software maintenance and support costs.

Selling, general and administrative expenses for the three months ended December 31, 2004 decreased by 14% from the prior year period. The significant expense decrease in the three months ended December 31, 2004 is attributed to lower general and administrative costs during the quarter of $0.7 million. This decrease is due to the reversal during the current year period of a $0.2 million reserve for a value added taxes (“VAT”) audit that is no longer considered required as the potential audit period has reached its statute of limitations, and higher legal and audit fees during the prior year period which included expenses of $0.9 million related to the internal revenue investigation. The prior year period included a one time severance cost of $0.3 million, for one employee, paid in accordance with the Company’s change in control agreement. Partially offsetting these expense decreases in the quarter ended December 31, 2004 as compared to the prior year period were higher sales force compensation costs of $0.3 million, increased travel costs, higher audit fees and outside consulting fees related to commencing our Sarbanes-Oxley compliance implementation. Selling, general and administrative expenses as a percentage of net revenues were 98% in the first quarter of fiscal 2005 and 131% in the same period in fiscal 2004.

Legal settlement and litigation costs in the prior year period related to a lawsuit that was filed against us in August 2003 and was subsequently settled as of October 29, 2004. The cost of the legal settlement and remaining litigation cost was accrued in the fourth quarter of fiscal 2004.

Restructuring charge of $19,000 for the three months ended December 31, 2003 is related to the First Quarter Fiscal 2004 Restructuring Plan. There were no restructuring charges in the three months ended December 31, 2004.

Other income and expense:

	Three Months Ended December 31,				Percent Change From 2003
	2004		2003
		(1)		(1)
Interest income	$27	1%	$1	0%	2600%
Interest expense	(6)	0%	(8)	0%	-25%
Other income (expense), net	32	1%	(50)	-1%	-164%

Total other income (expense)	$53	2%	$(57)	-1%	-193%

(1)	Percentage of period total net revenues

Interest income increased due to our higher cash balances during the three months ended December 31, 2004 resulting primarily from the private equity placements that occurred at the end of December 2003 and February 2004. Other income, net was $32,000 in the first quarter of fiscal 2005 and other expense, net was $50,000 in the first quarter of fiscal 2004, and primarily relates to foreign exchange translation differences.

Provision for income tax expense

The tax provisions for the first quarters of fiscal 2005 and fiscal 2004 reflect foreign taxes. Provision for income taxes expense was $19,000 for the first quarter of fiscal 2005 compared to $98,000 for the same period in fiscal year 2004 and is lower because of lower European taxable income in the current quarter.

Net loss:

	Three Months Ended December 31,				Percent Change From 2003
	2004		2003
		(1)		(1)
Net loss	(1,258)	-31%	(2,750)	-79%	-54%

(1)	percentage of period total net revenues

Net loss for the three months ended December 31, 2004 was 54% lower than for the prior year period. The decrease in net loss is primarily due to higher revenues and lower operating expenses.

Liquidity and Capital Resources

We have incurred net losses from operations during periods of the first quarter of fiscal 2005, fiscal year 2004 and fiscal year 2003, of approximately $1.3 million, $15.7 million and $9.7 million, respectively. Net cash used for operating activities was $4.2 million for the three months ended December 31, 2004, $11.3 million for fiscal year 2004 and $9.3 million for fiscal year 2003. We have an accumulated deficit of $141.8 million as of December 31, 2004. These conditions, among others, raise substantial doubt about our ability to continue as a going concern.

We have financed our operations through private offerings of our common stock and bank borrowings. As of December 31, 2004, our principal source of liquidity included cash and cash equivalents of $5.6 million, representing 40% of total assets. The decrease in cash and cash equivalents of $4.0 million in the three months ended December 31, 2004 is primarily due to our ongoing operating costs plus the costs of implementing our Fourth Quarter Fiscal 2004 Restructuring Plan. As of December 31, 2004 we have no outstanding bank borrowings or other debt instruments.

Net cash used in operating activities was $4.2 million during the three months ended December 31, 2004, compared to $1.5 million used for operating activities in the prior year period. The increase in the net cash used for operating activities in the current quarter is due to a $2.0 million decrease in current liabilities and $1.6 million increase in trade receivables due to higher sales that occurred near the end of the current quarter, partially offset by lower selling, general and administrative expenses.

Net cash used in investing activities was $51,000 during the three months ended December 31, 2004, compared to $12,000 used in investing activities in the prior year period. The current quarter’s use primarily relates to software purchases for general information technology requirements.

Net cash provided by financing activities was $0.2 million during the three months ended December 31, 2004, compared to $2.2 million provided by financing activities in the prior year period. The current period’s amount is the result of net proceeds from the issuance of common stock under our various stock option plans. The prior year amount is primarily the result of net proceeds of $2.5 million from our private placement of common stock, partially offset by paying off our line of credit of $0.3 million.

Our days sales outstanding (DSO) at December 31, 2004 was 81 days, an increase of 6 days from 75 days at December 31, 2003. The increase in DSO was due primarily to two large Enterprise sales totaling approximately $2.0 million which were invoiced during the last month of the quarter, partially offset by improved accounts receivable collections. The accounts receivable over 30 days at December 31, 2004 were $60,000, a significant decrease from the $378,000 balance as of December 31, 2003.

On December 26, 2003, we completed a private placement of common stock and warrants to the following investors: Special Situations Technology Funds, Starlight Digital Technologies, LLC, an investment group in which Mr. Wilde acts as Managing Director, and an additional private investor, resulting in gross proceeds to us of approximately $2,750,000. In connection with the financing, we paid placement fees in the amount of $232,303.

We had capital lease commitments of $32,000 in fiscal year 2004, which were completed by March 31, 2004. There are no capital lease commitments beyond fiscal 2004. We have operating lease commitments of $1.4 million for fiscal year 2005 of which $0.3 million was incurred as of December 31, 2004, and no operating lease commitments extend past fiscal year 2007.

We believe, based on our current plans, existing cash and cash equivalents, and expected results from operations, that our existing funds may be sufficient to meet our operating requirements through fiscal year 2005. However, given the uncertainty of projecting future revenue levels, additional financing may be required during fiscal year 2005 and thereafter. We cannot be assured that additional financing will be available if required.

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

We may not have adequate cash and cash equivalents to fund our operating requirements after fiscal year 2005 and it may be difficult for us to raise needed capital in the future.

Our net loss was $1.3 million for the quarter ended December 31, 2004, and we have recorded substantial net losses during each of the past five fiscal years. During the quarter ended December 31, 2004, we continued to require funds to finance our operations. We have implemented a series of restructuring programs over the past several years aimed at aligning our costs to our revenues and increasing our revenues to compete in the current business environment and over the long term. While we believe we have made progress in these areas, we must continue to manage our costs and improve our revenues to compete in the existing business environment. We believe that, unless we effectively balance our cost structure to our revenues, we may not be able to access the capital markets for new borrowings or financings on acceptable terms. Continued losses of the magnitude we recorded in fiscal 2004 are unsustainable. We have significant obligations due in fiscal 2005 and thereafter, including significant financing maturities related to a business purchase we completed in fiscal 2003, operating lease payments and other on-going operating costs.

Should we require additional capital to fund ongoing operations beyond fiscal 2005, we have traditionally raised additional capital through public or private financing, strategic relationships or other arrangements. We cannot be certain that such future funding, if or when needed, will be available on attractive terms, or at all. Furthermore, any additional equity financing may be dilutive to shareholders, and debt financing, if available, may involve restrictive covenants. Strategic arrangements, if necessary to raise additional funds, may require us to relinquish our rights to certain of our technologies or products. If we fail to raise capital when needed, this may prevent us from continuing operations as a going concern.

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

We divested our server software and professional services divisions in May 2001. Since the divestiture, we have not achieved profitability, and may never generate sufficient revenues to achieve profitability. As of December 31, 2004 we had an accumulated deficit of $141.8 million. Many of our operating expenses are relatively fixed in nature, particularly in the short term. We expect to continue to incur significant operating expenses in connection with our ongoing sales and marketing efforts. We also expect to incur noncash charges relating to amortization of intangibles related to past acquisitions. We must therefore generate revenues sufficient to offset these increased expenses in order for us to become profitable. We cannot assure you that we will successfully generate sufficient revenues or that we will ever achieve profitability. If we do achieve profitability, we may not be able to sustain our profitability.

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

The market of our products is characterized by rapidly changing technology, evolution of new industry standards, and frequent introductions of new product enhancements. Our success will depend upon our continued ability to enhance our existing products, to introduce new products on a timely and cost-effective basis to meet the evolving customer requirements, to achieve market acceptance for new product offerings, and to respond to emerging industry standards and other technological changes. There can be no assurance that we will be successful in developing new products or enhancing our existing products, or that such new or enhanced products will receive market acceptance. Our success also depends upon our ability to license from third parties and to incorporate into our products new technologies that become industry standards. There can be no assurance that we will continue to obtain such licenses on favorable terms or at all, or that we will successfully incorporate such third-party technologies into our own products. We anticipate new releases of our products in our current fiscal year ending September 2005. There can be no assurance that such new releases will not be affected by technical problems or “bugs”, as is common in the software industry. Furthermore, there can be no assurance that these or other future product introductions will not be delayed. Delays in the availability, or a lack of market acceptance, of new or enhanced products could have an adverse effect on our business. There can be no assurance that product introductions in the future will not disrupt product revenues and adversely affect operating results.

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

As the number of software products in the industry increases and the functionality of these products further overlaps, we believe that software products will increasingly become subject to infringement claims. Companies and inventors are more frequently seeking to patent software and business methods because of developments in the law that could extend the ability to obtain such patents. There can be no assurance that third parties will not assert infringement claims against us and/or against our suppliers of technology. In general, our suppliers have agreed to indemnify us in the event any such claim involves supplier-provided software or technology, but responding to any infringement claim, whether or not involving a supplier, and regardless of its validity, could result in costly litigation; injunctive relief or require us to obtain a license to intellectual property rights of those third parties. Licenses may not be available on reasonable terms, on terms compatible with the protection of our proprietary rights, or at all. In addition, attention to these claims could divert our management’s time and attention from developing our business. If a successful claim is made against us and we fail to develop or license a substitute technology, our business, results of operations, financial condition or cash flows could be materially adversely affected.

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

Our stock was de-listed by the Nasdaq on October 21, 2003, and is now listed on the Over-the-Counter Bulletin Board under the symbol TTLA.OB. Trading our stock may be more difficult due to the OTC market’s limited trading activity, and there may not be a market for the resale of our common stock. This could cause a further decline in our stock price and reduced liquidity for our shareholders. Declines in the market price of our stock and limited liquidity could greatly impair our ability to raise capital through equity or debt financing.

We have issued a significant number of shares of our common stock and warrants to purchase shares of our common stock over the past several years, substantially diluting our outstanding common stock. A substantial portion of those shares is eligible for sale on the open market, which may cause the trading price of our common stock to fluctuate or decline.

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

The trading price of our common stock could be subject to wide fluctuations due to the factors discussed in this risk factors section and elsewhere in this Quarterly Report on Form 10-Q. In addition, the stock market in general, and technology companies in particular, have experienced extreme price and volume fluctuations. The average trading volume of our common stock is low, and current trading prices and valuations may not be sustainable. These broad market and industry factors may decrease the market price of our common stock, regardless of our actual operating performance. In addition, in the past, following periods of volatility in the overall market and the market price of a company’s securities, securities class action litigation has often been instituted against companies that have experienced significant declines in share price. This type of litigation, if instituted against us, could result in substantial costs and a diversion of our management’s attention and resources.

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

Recent Accounting Pronouncements

In July 2004, the FASB ratified Emerging Issues Task Force (“EITF”) consensus on Issue No. 02-14, “Whether an Investor Should Apply the Equity Method of Accounting to Investments Other Than Common Stock”, which provides guidance regarding application on the equity method of accounting to investments other than common stock. EITF Issue No. 02-14 is effective beginning in our first quarter of fiscal 2005. The adoption of EITF Issue No. 02-14 did not have a material impact on our financial position or results of operations.

In December 2004, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 123R “Share-Based Payment” (“SFAS 123R”), a revision to SFAS No. 123 “Accounting for Stock-Based Compensation” (“SFAS 123”), and superseding APB Opinion No. 25 “Accounting for Stock Issued to Employees” and its related implementation guidance. SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services, including obtaining employee services in share-based payment transactions. SFAS 123R applies to all awards granted after the required effective date and to awards modified, repurchased, or cancelled after that date. Adoption of the provisions of SFAS 123R is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. We have not yet quantified the effects of the adoption of SFAS 123R, but it is expected that the new standard will result in significant stock-based compensation expense. The pro forma effects on net loss per share if we had applied the fair value recognition provisions of original SFAS 123 on stock compensation awards (rather than applying the intrinsic value measurement provisions of Opinion 25) are disclosed in Note 3 of this Form 10-Q. Although such pro forma effects of applying original SFAS 123 may be indicative of the effects of adopting SFAS 123R, the provisions of these two statements differ in some important respects. The actual effects of adopting SFAS 123R will be dependent on numerous factors including, but not limited to, the valuation model chosen by us to value stock-based awards; the assumed award forfeiture rate; the accounting policies adopted concerning the method of recognizing the fair value of awards over the requisite service period; and the transition method (as described below) chosen for adopting SFAS 123R.

SFAS 123R will be effective for our fiscal quarter beginning July 1, 2005, and requires the use of the Modified Prospective Application Method. Under this method SFAS 123R is applied to new awards and to awards modified, repurchased, or cancelled after the effective date. Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered (such as unvested options) that are outstanding as of the date of adoption shall be recognized as the remaining requisite services are rendered. The compensation cost relating to unvested awards at the date of adoption shall be based on the grant-date fair value of those awards as calculated for pro forma disclosures under the original SFAS123. In addition, companies may use the Modified Retrospective Application Method. This method may be applied to all prior years for which the original SFAS 123 was effective or only to prior interim periods in the year of initial adoption. If the Modified Retrospective Application Method is applied, financial statements for prior periods shall be adjusted to give effect to the fair-value-based method of accounting for awards on a consistent basis with the pro forma disclosures required for those periods under the original SFAS 123.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market-Rate Sensitive Instruments and Risk Management

We are exposed to market risk related to changes in interest rates, foreign currency exchange rates, and equity security prices. We do not use derivative financial instruments for speculative or trading purposes.

Interest-Rate Risk

As of December 31, 2004 the Company had cash of $5.6 million, consisting of cash and highly liquid money market instruments with maturities of less than 90 days. Because of the short maturities of these instruments, a sudden change in market interest rates would not have a material impact on the fair value of the portfolio. We would not expect operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest on our portfolio.

Foreign Exchange Risks

Currently, we denominate sales to some European customers in Euros and also incur expenses related to our European operations in British Pounds and Euros. We do not believe the foreign exchange risk is great enough to warrant the purchase of forward foreign exchange contracts. A hypothetical change of 10% in the foreign currency exchange rates would have an impact on our consolidated financial position or results of operations of approximately $ 0.2 million.

Equity Security Price Risk

As of December 31, 2004 the Company has investments in small number of privately held companies, the carrying value of which is now zero. Historically, we do not hedge our investments in equity securities.

Item 4. Controls and Procedures

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

Part II. Other Information

Item 1. Legal Proceedings

On October 19, 2004, we entered into a Settlement Agreement and General Release of all Claims with a former employee who had filed a lawsuit against us in August 2003, pursuant to which the plaintiff gave Tarantella and its officers, directors, affiliates, subsidiaries, agents, employees, attorneys, successor and assigns a full release from all claims, rights, demands, actions, obligations, liabilities, and causes of action of any and every kind, nature and character whatsoever, whether based on a tort, contract, statute, or any other theory of recovery, and whether for compensatory or punitive damages which the plaintiff may now have, has ever had, or may in the future have, arising or in any way connected with the plaintiff’s employment or contractual relationship with Tarantella, or the manner in which those relationships terminated in exchange for a settlement amount of $680,000. This amount was expensed in fiscal 2004. A Notice of Settlement was filed October 21, 2004 and a Request for Dismissal with Prejudice was filed on or around November 9, 2004 in the Superior Court of California, Santa Clara County.

No other material legal proceedings are pending to which we are a party. We are responding to claims arising in the ordinary course of business. We intend to defend ourselves vigorously in these matters. Our management believes that it is unlikely that the outcome of these matters will have a material adverse effect on our financial statements, although there can be no assurance in this regard.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable

Item 3. Defaults Upon Senior Securities

Not applicable

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable

Item 5. Other Information

Not applicable

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit Number	Description
2.1	Agreement and Plan of Reorganization by and among Tarantella, Inc., Tarantella Acquisition Corporation and New Moon Systems, Inc.(1)

3.1	Amended and Restated Articles of Incorporation of Registrant.(2)

3.2	Bylaws of Registrant, as amended.(3)

10.41	Settlement Agreement and General Release of all Claims dated October 19, 2004 among Caroline Keddy, Tarantella, Inc and Tarantella International, Inc.(4)

31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer Pursuant To 18 U.S.C. Section 1350, as Adopted Pursuant To Section 906 Of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer Pursuant To 18 U.S.C. Section 1350, as Adopted Pursuant To Section 906 Of the Sarbanes-Oxley Act of 2002

*	filed herewith
(1)	Incorporated by reference to the Form 8-K filed on June 9, 2003.
(2)	Incorporated by reference to the Form 10-Q filed on May 14, 2004
(3)	Incorporated by reference to the Form 10-K filed on December 22, 1995.
(4)	Incorporated by reference to the Form 8-K filed on October 25, 2004.

(b) Reports on Form 8-K

The Company filed the following Reports on Form 8-K during the quarter ended December 31, 2004:

On October 25th, Tarantella, Inc. filed a Report on Form 8-K announcing that it had entered into a Settlement Agreement and General Release dated October 19, 2004 by and among Tarantella, Tarantella International, Inc. and Caroline Keddy.

On October 28th, 2004, Tarantella, Inc. filed a Report on Form 8-K reporting the results of operations for Tarantella’s fourth fiscal quarter for the period ended September 30, 2004, and for the fiscal year for the period ended September 30, 2004.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TATARANTELLA, INC.

/s/ JOHN M. GREELEY
John M. Greeley
Vice President, Chief Financial Officer
February 11, 2005

/s/ ROBERT MORLEY
Robert Morley
Vice President, Corporate Controller
February 11, 2005