Form 10-Q
period 2005-03-31
TARANTELLA INC
filed 2005-05-16
CIK 851560

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2005

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

(Address of principal executive office, including zip code)

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

The number of shares outstanding of the registrant’s common stock as of April 29, 2005 was 27,994,937.

TARANTELLA, INC.

FORM 10-Q

For the Quarterly Period Ended March 31, 2005

Part I. Financial Information

Item I. Financial Statements

TARANTELLA, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS

(In thousands, except per share data)

	Three Months Ended March 31,		Six Months Ended March 31,
	2005	2004	2005	2004
Net revenues:
Licenses	$1,413	$2,159	$4,284	$4,525
Services	1,251	978	2,394	2,080

Total net revenues	2,664	3,137	6,678	6,605

Cost of revenues:
Licenses	143	202	293	370
Services	494	394	895	724

Total cost of revenues	637	596	1,188	1,094

Gross margin	2,027	2,541	5,490	5,511

Operating expenses:
Research and development	955	1,205	1,787	2,166
Selling, general and administrative	4,434	4,781	8,357	9,317
Legal settlement and litigation costs	—	86	—	135
Restructuring charge (credit)	—	(8)	—	11

Total operating expenses	5,389	6,064	10,144	11,629

Operating loss	(3,362)	(3,523)	(4,654)	(6,118)

Other income (expense):
Interest income	18	12	45	13
Interest expense	—	(10)	(6)	(18)
Other expense, net	(50)	(61)	(18)	(111)

Total other income (expense)	(32)	(59)	21	(116)

Loss before provision for income taxes	(3,394)	(3,582)	(4,633)	(6,234)

Provision for income taxes	72	97	91	195

Net loss	(3,466)	(3,679)	(4,724)	(6,429)

Other comprehensive income (loss):
Foreign currency translation adjustment	(4)	52	54	121
Unrealized gain on available for sale securities	—	689	—	764

Total other comprehensive income (loss)	(4)	741	54	885

Comprehensive loss	$(3,470)	$(2,938)	$(4,670)	$(5,544)

Net loss per share:
Basic and diluted	$(0.12)	$(0.18)	$(0.17)	$(0.39)
Shares used in net loss per share calculation:
Basic and diluted	27,778	20,232	27,414	16,440

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TARANTELLA, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	March 31, 2005	September 30, 2004 (1)
Assets
Current assets:
Cash and cash equivalents	$3,746	$9,621
Trade receivables, net of allowances of $73 at March 31, 2005 and $106 at September 30, 2004	2,058	2,069
Other receivables	371	247
Prepaids and other current assets	523	622

Total current assets	6,698	12,559

Property and equipment, net	791	947
Acquired intangible assets, net	497	674
Goodwill	2,395	2,395
Other assets	62	19

Total assets	$10,443	$16,594

Liabilities and shareholders’ equity
Current liabilities:
Trade payables	$1,289	$832
Royalties payable - former New Moon shareholders	1,713	1,713
Income taxes payable	209	210
Accrued restructuring charges	208	1,121
Accrued expenses and other current liabilities	2,229	3,740
Deferred revenues	2,543	2,572

Total current liabilities	8,191	10,188

Long-term deferred revenues	706	794
Long-term liabilities, other	83	16

Total long-term liabilities	789	810

Total liabilities	8,980	10,998

Commitments and contingencies (note 10)
Shareholders’ equity:
Preferred stock, authorized 20,000 shares; no shares issued and outstanding in 2005	—	—
Common stock, no par value, authorized 100,000 shares; issued and outstanding 27,995 at March 31, 2005 and 27,553 shares at September 30, 2004	146,526	146,088
Deferred stock compensation	(88)	(187)
Accumulated other comprehensive income	238	184
Accumulated deficit	(145,213)	(140,489)

Total shareholders’ equity	1,463	5,596

Total liabilities and shareholders’ equity	$10,443	$16,594

(1)	Amounts as of September 30, 2004 have been derived from audited financial statements as of that date.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TARANTELLA, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six Months Ended March 31,
	2005	2004
Cash flows from operating activities:
Net loss	$(4,724)	$(6,429)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	395	525
Gain from foreign currency translation	40	78
Loss on disposal of property and equipment	18	2
Stock compensation expense	262	364
Changes in operating assets and liabilities:
Trade receivables	11	(204)
Other receivables	(124)	(6)
Prepaids and other current assets	99	129
Other assets	(43)	(60)
Trade payables	457	(524)
Royalties payable	—	(21)
Income taxes payable	(1)	(15)
Accrued restructuring charges	(913)	(438)
Accrued expenses and other current liabilities	(1,511)	835
Deferred revenues	(117)	1,926
Other long-term liabilities	67	—

Net cash used in operating activities	(6,084)	(3,838)

Cash flows from investing activities:
Purchases of property and equipment	(7)	(176)
Purchases of software and technical licenses	(59)	—
Additional New Moon acquisition costs	—	(4)
Change in royalties payable - former New Moon shareholders	—	(12)

Net cash used in investing activities	(66)	(192)

Cash flows from financing activities:
Payments on capital lease obligations	—	(31)
Line of credit payments	—	(319)
Net proceeds from issuance of common stock and warrants	275	17,810

Net cash provided by financing activities	275	17,460

Effects of exchange rate changes on cash and cash equivalents	—	(6)

Increase (decrease) in cash and cash equivalents	(5,875)	13,424
Cash and cash equivalents at beginning of period	9,621	3,151

Cash and cash equivalents at end of period	$3,746	$16,575

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TARANTELLA, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(In thousands)

	Six Months Ended March 31,
	2005	2004
Supplemental disclosure of cash flow information:

Cash paid -
Income taxes	$189	$244
Interest	7	7
Non-cash financing and investing activities -
Unrealized gain (loss) on available-for-sale securities	—	764
Issuance of stock to employees and directors in lieu of compensation	142	706
Issuance of stock and warrants to acquire Caststream assets	—	377

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1— Basis of Presentation

Tarantella, Inc. (also referred to as “Tarantella,” “the Company,” “we,” “us” or “our”) is a provider of Internet infrastructure software that enables web-based access to enterprise applications from devices including personal computers, Apple Macintosh computers, network terminals known as “thin clients” and handheld devices, such as personal digital assistants. The Tarantella Secure Global Desktop Enterprise Edition solution provides managed and secure web access to enterprise mainframe, Windows, AS/400, Linux, and UNIX applications.

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

Note 2—Continued Operations and Going Concern

We operate in the software industry, which is characterized by intense competition, rapid technological advances and evolving industry standards. Factors that could affect our future operating results and cause actual results to vary materially from expectations include, but are not limited to, dependence on an industry that is characterized by rapid technological changes, fluctuations in end-user demands, evolving industry standards, competition and risks associated with foreign currencies. Failure by us to anticipate or respond adequately to technological developments in the software industry, changes in customer or supplier requirements or changes in industry standards could have a material adverse effect on our business and operating results.

Our net loss was $4.7 million for the six months ended March 31, 2005, and we have recorded substantial net losses during each of the past five fiscal years. During the quarter ended March 31, 2005, we continued to require funds to finance our operations. We have implemented a series of restructuring programs over the past several years aimed at aligning our costs to our revenues and increasing our revenues to compete in the current business environment and over the long term. While we believe we have made progress in certain of these areas, we must continue to manage our costs and improve our revenues to compete in the existing business environment.

In connection with the above-mentioned plan, we anticipate that we will record charges, including substantial costs required to meet the filing requirements of a public company such as the requirements of the Sarbanes-Oxley Act of 2002, and potential additional restructuring charges to further align our costs to our revenues, possibly including asset impairments and other associated charges, the amount and timing of which cannot be fully estimated at this time.

We believe that, unless we effectively balance our cost structure to our revenues, we may not be able to access the capital markets for new borrowings or financings on acceptable terms. Continued losses of the magnitude we recorded in fiscal 2004 and during the first half of fiscal 2005 are unsustainable. We have significant obligations due in fiscal 2005 and thereafter, including significant financing maturities related to a business purchase we completed in fiscal 2003, operating lease payments and other on-going operating costs. We are intensively engaged in an effort to implement our new strategic business rebranding initiatives in order to successfully expand the market penetration of our products and become a profitable company, but there can be no assurance this effort will succeed. If we do not make substantial progress in the near term toward achieving profitable growth in our competitive market we may not succeed as a going concern.

These matters, among others, raise substantial doubt about our ability to continue as a going concern. Our unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Accordingly, the accompanying Unaudited Condensed Consolidated Financial Statements do not include any adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should we be unable to continue as a going concern.

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

Stock Based Compensation We account for stock-based compensation arrangements under the provisions of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees for our fixed stock option plan and employee stock purchase plan and, accordingly, have not recognized compensation cost in the accompanying consolidated statement of operations for options issued at fair value. Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock Based Compensation, permits the use of either a fair value based method or the intrinsic value method to measure the expense associated with stock-based compensation arrangements. In accordance with the disclosure provisions of SFAS No. 148, Accounting for Stock Based Compensation—Transition and Disclosure, the pro forma effect on our net loss had compensation expense been recorded for the three and six months ended March 31, 2005 and 2004, respectively, as determined under the fair value method, is shown below (in thousands, except per share amounts):

	Three Months Ended March 31,		Six Months Ended March 31,
	2005	2004	2005	2004
Net loss, as reported	$(3,466)	$(3,679)	$(4,724)	$(6,429)
Add: Stock-based employee compensation expense included in reported net loss	46	218	262	240
Less: Total stock-based employee compensation expense determined under fair value based method for all awards	(270)	(640)	(754)	(1,765)

Pro forma net loss	$(3,690)	$(4,101)	$(5,216)	$(7,954)

Basic and diluted net loss per share:
As reported	$(0.12)	$(0.18)	$(0.17)	$(0.39)

Pro forma	$(0.13)	$(0.20)	$(0.19)	$(0.48)

The fair value of the options granted under the Option Plans and the Director Plan were estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

	Stock Option Plans
	Three Months Ended March 31,		Six Months Ended March 31,
	2005	2004	2005	2004
Risk-free interest rate	3.89%	2.88%	3.56%	2.88%
Dividend yield	0%	0%	0%	0%
Common stock volatility factor	104%	105%	104%	105%
Expected employee option life	4 years	4 years	4 years	4 years
Expected executive option life	5 years	5 years	5 years	5 years

The fair value for the Employee Stock Purchase Plan rights were also estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions:

	Employee Stock Purchase Plan
	Three Months Ended March 31,		Six Months Ended March 31,
	2005	2004	2005	2004
Risk-free interest rate	1.73%	1.22%	1.73%	1.22%
Dividend yield	0%	0%	0%	0%
Common stock volatility factor	109%	107%	109%	107%
Expected option life	0.5 year	1 year	0.5 year	1 year

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

	Three Months Ended March 31,		Six Months Ended March 31,
	2005	2004	2005	2004
Options and warrants outstanding not included in computation of diluted loss per share because the exercise price was greater than the average market price	4,950	1,198	5,153	2,891
Options and warrants outstanding not included in computation of diluted loss per share because their inclusion would have been anti-dilutive.	4,912	3,000	5,356	2,417

Note 5—Recent Accounting Pronouncements

In July 2004, the Financial Accounting Standards Board (“FASB”) ratified Emerging Issues Task Force (“EITF”) consensus on Issue No. 02-14, Whether an Investor Should Apply the Equity Method of Accounting to Investments Other Than Common Stock, which provides guidance regarding application of the equity method of accounting to investments other than common stock. EITF Issue No. 02-14 was effective beginning in our first quarter of fiscal 2005. The adoption of EITF Issue No. 02-14 did not have a material impact on our financial position or results of operations.

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

SFAS 123R will be effective for our fiscal year beginning October 1, 2005, and requires the use of the Modified Prospective Application Method. Under this method SFAS 123R is applied to new awards and to awards modified, repurchased, or cancelled after the effective date. Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered (such as unvested options) that are outstanding as of the date of adoption shall be recognized as the remaining requisite services are rendered. The compensation cost relating to unvested awards at the date of adoption shall be based on the grant-date fair value of those awards as calculated for pro forma disclosures under the original SFAS123. In addition, companies may use the Modified Retrospective Application Method. This method may be applied to all prior years for which the original SFAS 123 was effective or only to prior interim periods in the year of initial adoption. If the Modified Retrospective Application Method is applied, financial statements for prior periods shall be adjusted to give effect to the fair-value-based method of accounting for awards on a consistent basis with the pro forma disclosures required for those periods under the original SFAS 123.

Note 6—Accrued Restructuring Charges

	March 31, 2005	September 30, 2004
	(In Thousands)
Fiscal 2004 Restructuring Plans	$22	$587
Fiscal 2002 Restructuring Plan	164	470
Fiscal 2001 Restructuring Plan	22	64

Total Accrued Restructuring Charges	$208	$1,121

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

	Reduction in Force	Facilities	Total
	(In Thousands)
Restructuring charge accrued	$1,065	$64	$1,129
Payments/utilization of the accrual	(542)	—	(542)

Accrual at September 30, 2004	523	64	587
Payments/utilization of the accrual, three months ended December 31, 2004	(523)	(22)	(545)
Payments/utilization of the accrual, three months ended March 31, 2005	—	(20)	(20)

Accrual at March 31, 2005	$—	$22	$22

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

	Reduction in Force	Facilities	Disposal of Fixed Assets	Total
	(In Thousands)
Restructuring charge accrued	$856	$736	$44	$1,636
Payments /utilization of the accrual	(861)	(546)	(39)	(1,446)

Provision Adjustment	5	560	(5)	560

Accrual at September 30, 2002	—	750	—	750
Payments /utilization of the accrual	—	(590)	—	(590)
Provision Adjustment	—	485	—	485

Accrual at September 30, 2003	—	645	—	645
Payments /utilization of the accrual	—	(606)	—	(606)
Provision Adjustment	—	431	—	431

Accrual at September 30, 2004	—	470	—	470
Payments/utilization of the accrual, three months ended December 31, 2004	—	(164)	—	(164)
Payments/utilization of the accrual, three months ended March 31, 2005	—	(142)	—	(142)

Accrual at March 31, 2005	$—	$164	$—	$164

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

	Reduction in Force	Facilities	Total
	(In Thousands)
Restructuring charge accrued	$1,499	$64	$1,563
Payments/utilization of the accrual	(1,460)	(24)	(1,484)
Provision Adjustment	(39)	—	(39)

Accrual at September 30, 2001	—	40	40
Payments/utilization of the accrual	—	(100)	(100)
Provision Adjustment		166	166

Accrual at September 30, 2002	—	106	106
Payments/utilization of the accrual	—	(83)	(83)
Provision Adjustment		64	64

Accrual at September 30, 2003	—	87	87
Payments/utilization of the accrual	—	(82)	(82)
Provision Adjustment	—	59	59

Accrual at September 30, 2004	—	64	64
Payments/utilization of the accrual, three months ended December 31, 2004	—	(22)	(22)
Payments/utilization of the accrual, three months ended March 31, 2005	—	(20)	(20)

Accrual at March 31, 2005	$—	$22	$22

Note 7—Geographic Segment Information

The following tables present information on revenue and long-lived assets by geography. Revenue is allocated based on the location from which the sale is satisfied and long-lived asset information is based on the physical location of the asset. (In Thousands)

	Three Months Ended March 31,		As percentage of total net revenues Three Months Ended March 31,
	2005	2004	2005	2004
Net revenues by geography:
United States	$1,025	$1,357	39%	43%
EMEIA (1)	968	1,072	36%	34%
Asia Pacific	484	343	18%	11%
Canada and Latin America	187	365	7%	12%

Total net revenues	$2,664	$3,137	100%	100%

	Six Months Ended March 31,		As percentage of total net revenues Six Months Ended March 31,
	2005	2004	2005	2004
United States	$2,817	$2,635	42%	40%
EMEIA (1)	2,726	2,606	41%	40%
Asia Pacific	725	679	11%	10%
Canada and Latin America	410	685	6%	10%

Total net revenues	$6,678	$6,605	100%	100%

	March 31, 2005	September 30, 2004
Long-lived assets by geography:
United States	$3,520	$3,789
EMEIA (1)	225	246

Total long-lived assets	$3,745	$4,035

(1)	Europe, Middle East, India and Africa

Note 8—Available-for-sale Equity Securities and Investments

At March 31, 2004 we held 505,767 shares of Rainmaker’s common stock. We accounted for these shares as available-for-sale securities and recorded them at fair market value, based on quoted market prices with any unrealized gains or losses included as part of accumulated other comprehensive income. During the third quarter of fiscal 2004, we sold our remaining 505,767 shares of Rainmaker stock with a cost basis of $0.2 million, and for which we received cash proceeds of $0.9 million. At September 30, 2004 and March 31, 2004, we did not have any accounts receivable from Rainmaker. There were no sales to Rainmaker in fiscal years 2005 or 2004.

Note 9—Acquired Intangible Assets, Net

Following are tables of our acquired intangible assets summarizing their gross carrying amounts, accumulated amortizations, fiscal 2004 impairment write down and net carrying amounts as of March 31, 2005 and September 30, 2004, and the amortization expense and the estimated future amortization expense. (In thousands)

	As of March 31, 2005
	Gross carrying amount	Accumulated amortizations	Intangible assets, net
Amortized intangible assets
Technology	$804	$407	$397
Patents	417	317	100
Trademarks	72	72	—
Other	7	7	—

Total	$1,300	$803	$497

	As of September 30, 2004
	Gross carrying amount	Accumulated amortizations	Impairment writedown, Fiscal 2004	Intangible assets, net
Amortized intangible assets
Technology	$804	$273	$—	$531
Patents	700	274	283	143
Trademarks	200	72	128	—
Other	20	7	13	—

Total	$1,724	$626	$424	$674

Amortization expense:

For the three months ended March 31, 2004	$118
For the three months ended March 31, 2005	88
For the six months ended March 31, 2004	237
For the six months ended March 31, 2005	177

As of March 31, 2005, estimated future amortization expense:
Fiscal Year 2005 (remaining six months)	$177
Fiscal Year 2006	269
Fiscal Year 2007	51

All of our acquired identifiable intangible assets have an estimated three year life and are subject to amortization. No significant residual value is estimated for the acquired intangible assets.

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

Note 11—Subsequent Events

On May 9, 2005 we entered into a merger agreement with Sun Microsystems, Inc. (“Sun”) and Cha Cha Acquisition Corporation, a subsidiary of Sun. Under the terms of the agreement, we would become a wholly owned subsidiary of Sun. Sun would acquire us for a cash purchase price of $0.90 per share, or approximately $25 million in the aggregate, and assumption of employee stock options. The transaction is subject to closing conditions, including regulatory approvals and the approval of our shareholders. There can be no assurances that the transaction will be consummated.

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

Applications of Critical Accounting Policies

We have prepared our unaudited condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States. In preparing our financial statements, we make estimates, assumptions and judgments that can have a significant impact on our reported revenues, losses from operations, and net loss, as well as on the value of certain assets and liabilities on our balance sheet. These estimates, assumptions and judgments about future events and their effects on our results cannot be determined with certainty, and are made based upon our historic experience and on other assumptions that are believed to be reasonable under the circumstances. These estimates may change as new events occur or additional information is obtained, and we may periodically be faced with uncertainties, the outcomes of which are not within our control and may not be known for a prolonged period of time. The discussion and analysis of our financial condition and results of operations are based upon these statements. There are a number of accounting policies, methods and estimates affecting our financial statements. Areas that are particularly significant include revenue recognition, New Moon and Caststream acquisitions, goodwill and other intangible assets, restructuring charges, returns and reserves and allowance for doubtful accounts, and income taxes, which are described below. In addition, please refer to Note 3 of our Unaudited Condensed Consolidated Financial Statements for further discussion of our significant accounting policies.

Additional information about these critical accounting policies may be found in the “Management’s Discussion & Analysis of Financial Condition and Results of Operations” section included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2004. There have been no changes to these critical accounting policies subsequent to September 30, 2004.

Revenue Recognition

We account for the licensing of software in accordance with American Institute of Certified Public Accountants (“AICPA”) Statement of Position (SOP) 97-2 Software Revenue Recognition, as amended. The application of SOP 97-2 requires judgment, including whether (i) a software arrangement includes multiple elements, and if so, whether vendor-specific objective evidence (“VSOE”) of fair value exists for those elements, or (ii) the end users receive certain elements of our products over a period of time. These elements include post-delivery support and the right to receive unspecified upgrades/enhancements of our products on a when-and-if-available basis. Changes to the elements in a software arrangement, the ability to identify VSOE for those elements and the fair value of the respective elements could materially impact the amount of our earned and unearned revenue. Judgment is also required (i) to assess whether future releases of certain software represent new products or upgrades and enhancements to existing products, and (ii) in our on-going evaluation of our customer’s credit worthiness at the time of sale.

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

Goodwill and Other Intangible Assets

SFAS 142, Goodwill and Other Intangible Assets, requires that goodwill be tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis and between annual tests in certain circumstances. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assigning assets and liabilities to reporting units, assigning goodwill to reporting units, and determining the fair value of each reporting unit. We perform the annual goodwill impairment test as of July 1st every year to determine if there is any goodwill impairment. Significant judgments required to estimate the fair value of reporting units include estimating future cash flows, determining appropriate discount rates and other assumptions. Changes in these estimates and assumptions could materially affect the determination of fair value and/or goodwill impairment for each reporting unit.

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

As of March 31, 2005, our net accounts receivable balance was $2.1 million, net of allowances of $0.1 million.

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

This action followed our appeal to Nasdaq for a listing extension after not meeting the stated time requirements to file SEC Form 10-Q for our third quarter of fiscal 2003. The Nasdaq Panel determination to delist our stock was based on our filing delinquency, public interest concerns, and the nature of the internal revenue investigation. On December 8, 2003, we filed an appeal to reverse that portion of the Nasdaq Panel’s decision relating to its public interest concerns. On February 27, 2004, the Nasdaq advised us that our appeal had been denied.

On May 14, 2004, we were once again current with our periodic reporting obligations under the Securities and Exchange Act of 1934, as amended, which is required for our shares to trade on the OTC Bulletin Board. On August 25, 2004, we announced that we had received notification that our shares were approved for trading on the OTC Bulletin Board, and that trading had begun at the open of the market on August 24, 2004 under our new symbol TTLA.OB.

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

Results of Operations

Comparison of the Three and Six Months Ended March 31, 2005 and 2004

The following tables set forth selected unaudited condensed consolidated financial data for the periods indicated, expressed in thousands and as a percentage of period total net revenues or as noted.

Net revenues:

	Three Months Ended March 31,				Percent Change From 2004
	2005		2004
		(1)		(1)
Licenses	$1,413	53%	$2,159	69%	-35%
Services	1,251	47%	978	31%	28%

Total net revenues	$2,664	100%	$3,137	100%	-15%

	Six Months Ended March 31,				Percent Change From 2004
	2005		2004
		(1)		(1)
Licenses	$4,284	64%	$4,525	69%	-5%
Services	2,394	36%	2,080	31%	15%

Total net revenues	$6,678	100%	$6,605	100%	1%

(1)	percentage of period total net revenues

Our net revenues are derived from software licenses and fees for services, which include maintenance, support, engineering services, consulting, and training. The decrease in license revenue for the three months ended March 31, 2005 as compared to the prior year period is due to the failure to complete one or more large licensing contracts and reflects the long lead-time nature of negotiating and realizing large license contracts in our business. License revenue for the six months ended March 31, 2005 is somewhat lower than the prior year period, due to lower fiscal 2005 second quarter license revenues partially offset by two large license sales of our Enterprise Edition product to a leader in the financial services industry and a large European OEM (original equipment manufacturer) partner during our fiscal 2005 first quarter. Service revenues were up in the three and six months ended March 31, 2005 due to our focus on renewals and the carryforward effect of deferred service revenues from fiscal 2004’s multiyear service contracts.

The increase in net revenue performance is broken out geographically in the following table:

Net revenues by geography:

	Three Months Ended March 31,				Percent Change From 2004
	2005		2004
		(1)		(1)
United States	$1,025	39%	$1,357	43%	-24%
EMEIA (2)	968	36%	1,072	34%	-10%
Asia Pacific	484	18%	343	11%	41%
Canada and Latin America	187	7%	365	12%	-49%

Total net revenues	$2,664	100%	$3,137	100%	-15%

	Six Months Ended March 31,				Percent Change From 2004
	2005		2004
		(1)		(1)
United States	$2,817	42%	$2,635	40%	7%
EMEIA (2)	2,726	41%	2,606	40%	5%
Asia Pacific	725	11%	679	10%	7%
Canada and Latin America	410	6%	685	10%	-40%

Total net revenues	$6,678	100%	$6,605	100%	1%

(1)	Percentage of period total net revenues

(2)	Europe, Middle East, India and Africa

United States net revenues decreased by $0.3 million in the three months ended March 31, 2005 versus the prior year period primarily due to the failure to complete one or more large license contracts and reflects the long lead-time nature of negotiating and realizing large license contracts in our business. The increase in United States net revenues of $0.2 million for the six months ended March 31, 2005 versus the prior year period was due primarily to a $0.9 million sale of our Enterprise Edition product to a financial institution in the first quarter of fiscal 2005, partially offset by lower second quarter sales versus the prior year period.

EMEIA net revenues decreased by $0.1 million in the three months ended March 31, 2005 over the prior year period primarily because of lower European market sales coupled with a percentage reduction in our revenue sharing agreements with our European channel partners that came into effect at various times during calendar 2004. The increase in EMEIA net revenues of $0.1 million in the six months ended March 31, 2005 over the prior year period was due primarily to the strong first quarter results including a sale to a large European OEM of which $0.8 million was recognized as revenue partly offset by lower second quarter European revenues.

Asia Pacific net revenues increased by $0.1 million in the three months ended March 31, 2005 over the prior year period primarily due to a $0.2 million sale to a customer in Japan in the current quarter. Asia Pacific net revenues increased somewhat in the six months ended March 31, 2005 over the prior year period primarily due to the strong second quarter sales in Japan.

Canada and Latin America net revenues decreased in the three and six months ended March 31, 2005 over the prior year periods due to a large one-time sale to a Canadian customer of $0.2 million during the three months ended March 31, 2004.

International net revenues were 61% of total revenues for the three months ended March 31, 2005 compared to 57% for the same period in the prior year. For the six months ended March 31, 2005, international net revenues were 58%, compared to 60% for the same period in the prior year.

For the six months ended March 31, 2005, one financial company and one European software integrator accounted for 14% and 13%, respectively, of the Company’s net revenues. For the six months ended March 31, 2004, one European ditributor accounted for 10% of the Company’s net revenues.

Cost of revenues and gross margin:

	Three months Ended March 31,				Percent Change from 2004
	2005		2004
		(1)		(1)
Cost of revenues
Licenses	$143	5%	$202	6%	-29%
Services	494	19%	394	13%	25%

Total cost of revenues	$637	24%	$596	19%	7%

Gross Margin
Licenses	$1,270	48%	$1,957	62%	-35%
Services	757	28%	$584	19%	30%

Total gross margin	$2,027	76%	$2,541	81%	-20%

	Six months Ended March 31,				Percent Change from 2004
	2005		2004
		(1)		(1)
Cost of revenues
Licenses	$293	4%	$370	6%	-21%
Services	895	13%	724	11%	24%

Total cost of revenues	$1,188	17%	$1,094	17%	9%

Gross Margin
Licenses	$3,991	60%	$4,155	63%	-4%
Services	1,499	22%	$1,356	20%	11%

Total gross margin	$5,490	82%	$5,511	83%	0%

(1)	Percentage of period total net revenues

Cost of license revenues decreased by $0.1 million and $0.1 million in the three and six months ended March 31, 2005, respectively, compared to the prior year periods due to lower current quarter technology costs amortization following our $0.4 million write-down during our fourth quarter fiscal 2004 relating to previously acquired New Moon intangible assets, and due to lower labor costs and facility allocations resulting from our fiscal 2004 restructuring plans. These reductions were partially offset by higher technology-related expenses related to our second quarter fiscal 2004 acquisition of Caststream Technologies, plus higher royalty costs in the fiscal 2005 quarters. License gross margin decreased by $0.7 million and $0.2 million in the three and six months ended March 31, 2005, respectively, from the prior year periods primarily due to lower license net revenues of $0.8 million and $0.2 million, respectively, partially offset by decreased costs of license revenues of $0.1 million and $0.1 million, respectively.

Cost of service revenues increased by $0.1 million and $0.2 million in the three and six months ended March 31, 2005, respectively, compared to the prior year periods due to higher labor costs supporting our focus on renewals. Services gross margin increased by $0.2 million and $0.1 million in the three and six months ended March 31, 2005, respectively, from the prior year periods as a result of higher revenues as we continue to focus on renewals.

Total gross margin decreased by $0.5 million in the three months ended March 31, 2005 primarily due to decreased licenses net revenues of $0.7 million resulting in licenses gross margin decrease of $0.7 million, partially offset by higher services net revenues of $0.3 million resulting in services gross margin increase of $0.2 million. Total gross margin decreased slightly in the six ended March 31, 2005 from the prior year period primarily due to lower license net revenues of $0.2 million resulting in licenses gross margin decrease of $0.2 million mostly offset by higher services net revenues of $0.3 million resulting in services gross margins increase of $0.1 million.

Operating expenses:

	Three Months Ended March 31,				Percent Change From 2004
	2005		2004
		(1)		(1)
Research and development	$955	36%	$1,205	38%	-21%
Selling, general and administrative	4,434	166%	4,781	152%	-7%
Legal settlement and litigation costs	—	—	86	3%	-100%
Restructuring charge (credit)	—	—	(8)	0%	-100%

Total operating expenses	$5,389	202%	$6,064	193%	-11%

	Six Months Ended March 31,				Percent Change From 2004
	2005		2004
		(1)		(1)
Research and development	$1,787	27%	$2,166	33%	-17%
Selling, general and administrative	8,357	125%	9,317	141%	-10%
Legal settlement and litigation costs	—	—	135	2%	-100%
Restructuring charge	—	—	11	0%	-100%

Total operating expenses	$10,144	152%	$11,629	176%	-13%

(1)	Percentage of period total net revenues

Research and development expenses decreased by $0.3 million in the three months ended March 31, 2005 from the prior year period primarily due to lower labor and facility costs resulting from implementing our 2004 restructuring plans including reduction-in-force and reduced occupancy costs, and the effect of one-time start-up costs of the India Development Center in the prior year second quarter, partially offset by outside professional support costs increase of $0.1 million related to development projects during the three months ended March 31, 2005. Research and development expenses decreased by $0.4 million in the six months ended March 31, 2005 from the prior year period primarily due to lower labor and facility costs resulting from implementing our 2004 restructuring plans including reduction-in-force savings and reduced occupancy costs, and the effect of one-time start-up costs of the India Development Center in the prior year second quarter, partially offset by outside professional support costs increase of $0.2 million related to development projects during the six months ended March 31, 2005.

Selling, general and administrative expenses for the three and six months ended March 31, 2005 decreased by 7% and 10%, respectively, from the prior year periods. Selling, general and administrative expenses decreased by $0.3 million in the three months ended March 31, 2005 from the prior year period, primarily due to our 2004 restructuring activities including salary savings related to our reductions-in-force, lower cooperative advertising costs with our distributors, and lower allocations due to closed facilities, plus non-recurring prior year period legal and audit costs related to our internal revenue investigation, partially offset by special projects in the three months ended March 31, 2005 including those related to our Sarbanes-Oxley Act of 2002 Section 404 (“SOX”) compliance project and costs incurred related to potential merger and acquisition opportunities, increased salaries, employee termination costs and overall higher travel expenses plus cooperative marketing expenses incurred with our new European distributor. Selling, general and administrative expenses decreased by $1.0 million in the six months ended March 31, 2005 from the prior year period primarily due to non-recurring prior year period legal and audit costs related to our internal revenue investigation, plus salary savings in the six months ended March 31, 2005 resulting from our restructuring activities including salary savings related to reductions-in-force, and the reversal during the three months ended December 31, 2004 of a $0.2 million value added tax reserve, partially offset by special projects costs in the six months ended March 31, 2005 including those related to our SOX compliance project and costs incurred related to potential merger and acquisition opportunities, increased salaries, employee termination costs, and overall higher travel expenses plus cooperative marketing expenses incurred with our new European distributor.

Legal settlement and litigation costs in the prior year periods relate to a suit that was settled in October 2004 and for which we were fully accrued as of our fiscal year end 2004.

Restructuring charge of $11,000 for the six months ended March 31, 2004 is related to the First Quarter Fiscal 2004 Restructuring Plan and includes a modest adjustment in the three months ended March 31, 2004. There were no restructuring charges in the three and six months ended March 31, 2005.

Other income and expense:

	Three Months Ended March 31,				Percent Change From 2004
	2005		2004
		(1)		(1)
Interest income	$18	1%	$12	0%	50%
Interest expense	—	0%	(10)	0%	-100%
Other income (expense), net	(50)	-2%	(61)	-2%	-18%

Total other income (expense)	$(32)	-1%	$(59)	-2%	-46%

	Six Months Ended March 31,				Percent Change From 2004
	2005		2004
		(1)		(1)
Interest income	$45	1%	$13	0%	246%
Interest expense	(6)	0%	(18)	0%	-67%
Other income (expense), net	(18)	0%	(111)	-2%	-84%

Total other income (expense)	$21	1%	$(116)	-2%	-118%

(1)	Percentage of period total net revenues

Interest income increased due to our higher cash balances during the three and six months ended March 31, 2005 resulting primarily from the private equity placements that occurred at the end of December 2003 and February 2004. Other expense, net primarily relates to foreign exchange translation differences.

Provision for income tax expense

The tax provisions for the three and six months ended March 31st of fiscal 2005 and fiscal 2004 reflect foreign taxes. Provision for income taxes expense was $72,000 and $91,000 for three and six months ended March 31, 2005, respectively, compared to $97,000 and $195,000 for the same periods in fiscal year 2004, respectively, and is lower because of lower European taxable income in the current periods. Increased foreign withholding taxes during the three months ended March 31, 2005 versus our prior quarter primarily relate to sales in Italy.

Net loss:

	Three Months Ended March 31,				Percent Change From 2004
	2005		2004
		(1)		(1)
Net loss	$(3,466)	-130%	$(3,679)	-117%	-6%

	Six Months Ended March 31,				Percent Change From 2004
	2005		2004
		(1)		(1)
Net loss	$(4,724)	-71%	$(6,429)	-97%	-27%

(1)	percentage of period total net revenues

Net loss for the three and six months ended March 31, 2005 was 6% lower and 27% lower than for the prior year periods, respectively. The decrease in net loss is primarily due to lower operating expenses.

Liquidity and Capital Resources

We have incurred net losses from operations during periods of the first six months of fiscal 2005, fiscal year 2004 and fiscal year 2003, of approximately $4.7 million, $15.7 million and $9.7 million, respectively. Net cash used in operating activities was $6.1 million for the six months ended March 31, 2005, $11.3 million for fiscal year 2004 and $9.3 million for fiscal year 2003. We have an accumulated deficit of $145.2 million as of March 31, 2005. These conditions, among others, raise substantial doubt about our ability to continue as a going concern.

We have financed our operations through private offerings of our common stock and bank borrowings. As of March 31, 2005, our principal source of liquidity included cash and cash equivalents of $3.7 million, representing 36% of total assets. The decrease in cash and cash equivalents of $5.9 million in the six months ended March 31, 2005 is primarily due to lower sales in the second quarter, our ongoing operating costs plus the costs of implementing our Fourth Quarter Fiscal 2004 Restructuring Plan. As of March 31, 2005 we have no outstanding bank borrowings or other debt instruments.

Net cash used in operating activities was $6.1 million during the six months ended March 31, 2005, compared to $3.8 million used in operating activities in the prior year period. The increase in the net cash used in operating activities in the current period is primarily due to a significant increase in deferred revenue receipts in the prior year period and payments in the current year period related to restructuring plans.

Net cash used in investing activities was $66,000 during the six months ended March 31, 2005, compared to $192,000 used in investing activities in the prior year period. The current period’s use primarily relates to software purchases for general information technology requirements. Prior year period expenditures primarily related to purchases of software.

Net cash provided by financing activities was $0.3 million during the six months ended March 31, 2005, compared to $17.5 million provided by financing activities in the prior year period. The current period’s amount is the result of net proceeds from the issuance of common stock under our various stock option plans. The prior year amount is primarily the result of net proceeds of $17.8 million from our private placements of common stock, partially offset by paying off our line of credit of $0.3 million.

Our days sales outstanding (DSO) at March 31, 2005 was 70 days, a decrease of 22 days from 92 days at March 31, 2004. The lower DSO was due primarily to a reduction in ending net receivables compared to the prior year period due to lower recorded revenues in the three months ended March 31, 2005. The accounts receivable balances over 30 days were $0.6 million and $0.4 million as of March 31, 2005 and March 31, 2004, respectively.

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

On February 23, 2004, we completed a private placement of common stock and warrants to various investors resulting in gross proceeds to us of $16,350,000. In connection with the financing, we paid placement fees in the amount of $1,198,000

We had capital lease commitments of $32,000 in fiscal year 2004, which were completed by March 31, 2004. There are no capital lease commitments beyond fiscal 2004. We have operating lease commitments of $1.4 million for fiscal year 2005 of which $0.7 million was incurred as of March 31, 2005, and no operating lease commitments extend past fiscal year 2008.

We believe, based on our current plans, existing cash and cash equivalents, and expected results from operations, that our existing funds plus funds generated from operations may be sufficient to meet our operating requirements through fiscal year 2005. However, given the uncertainty of projecting future revenue levels, additional financing may be required during fiscal year 2005 and thereafter. Management is actively pursuing additional financing sources for the Company. However, we cannot be assured that additional financing will be available if or as required, or on terms favorable to us.

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

We may not have adequate cash and cash equivalents to fund our operating requirements during the fourth quarter of our fiscal year 2005 and thereafter, and it may be difficult for us to raise needed capital in the future.

Our net loss was $4.7 million for the six months ended March 31, 2005, and we have recorded substantial net losses during each of the past five fiscal years. During the quarter ended March 31, 2005, we continued to require funds to finance our operations. We have implemented a series of restructuring programs over the past several years aimed at aligning our costs to our revenues and increasing our revenues to compete in the current business environment and over the long term. While we believe we have made progress in these areas, we must continue to manage our costs and improve our revenues to compete in the existing business environment. We believe that, unless we effectively balance our cost structure to our revenues, we may not be able to access the capital markets for new borrowings or financings on acceptable terms. Continued losses of the magnitude we recorded in fiscal 2004 and during the first half of fiscal 2005 are unsustainable. We have significant obligations due in fiscal 2005 and thereafter, including significant financing maturities related to a business purchase we completed in fiscal 2003, operating lease payments and other on-going operating costs.

Should we require additional capital to fund ongoing operations before the end of fiscal 2005 and beyond, we have traditionally raised additional capital through public or private financing, strategic relationships or other arrangements. We cannot be certain that such future funding, if or when needed, will be available on attractive terms, or at all. Furthermore, any additional equity financing may be dilutive to shareholders, and debt financing, if available, may involve restrictive covenants. Strategic arrangements, if necessary to raise additional funds, may require us to relinquish our rights to certain of our technologies or products. If we fail to raise capital when needed, this may prevent us from continuing operations as a going concern.

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

We divested our server software and professional services divisions in May 2001. Since the divestiture, we have not achieved profitability, and may never generate sufficient revenues to achieve profitability. As of March 31, 2005 we had an accumulated deficit of $145.2 million. Many of our operating expenses are relatively fixed in nature, particularly in the short term. We expect to continue to incur significant operating expenses in connection with our ongoing sales and marketing efforts. We also expect to incur noncash charges relating to amortization of intangibles related to past acquisitions. We must therefore generate revenues sufficient to offset these increased expenses in order for us to become profitable. We cannot assure you that we will successfully generate sufficient revenues or that we will ever achieve profitability. Even if we do achieve profitability, we may not be able to sustain our profitability.

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

Although our revenues are predominantly in U.S. dollars, substantial portions of our revenues are derived from sales to customers outside the United States. Trade sales to international customers represented 58%, 53% and 44% of total revenues for fiscal years 2004, 2003 and 2002, respectively. Our revenues can be affected by general economic conditions in the United States, Europe and other international markets. Also, portions of our revenue and operating expenses are transacted in foreign currencies. Our operating strategy and pricing take into account changes in exchange rates over time. However, our results of operations may be significantly affected in the short term by fluctuations in foreign currency exchange rates.

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

Our stock was delisted from the Nasdaq SmallCap Market on October 21, 2003, and is now listed on the Over-the-Counter (“OTC”) Bulletin Boards. Since then, the trading volume for our common stock has been low and there may not be a market for the resale of our common stock.

Our stock was de-listed by the Nasdaq on October 21, 2003, and is now listed on the OTC Bulletin Board under the symbol TTLA.OB. Trading our stock may be more difficult due to the OTC market’s limited trading activity, and there may not be a market for the resale of our common stock. This could cause a further decline in our stock price and reduced liquidity for our shareholders. Declines in the market price of our stock and limited liquidity could greatly impair our ability to raise capital through equity or debt financing.

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

We will continue to incur increased costs as a result of being a public company subject to the Sarbanes-Oxley Act of 2002 (“SOX”), as well as new rules implemented by the Securities and Exchange Commission (“SEC”).

As a public company, we incur significant legal, accounting and other expenses. In addition, the SOX, as well as new rules subsequently implemented by the SEC, have required changes in corporate governance practices of public companies. We expect these new rules and regulations to increase our legal and financial compliance costs and to make certain activities more time-consuming and costly. For example, as a result of the SOX and related rules adopted by the SEC, we have created additional board committees and are adopting comprehensive new policies regarding internal controls and disclosure controls and procedures. We are currently evaluating and monitoring developments with respect to these new rules and are working towards becoming SOX Section 404 compliant. In April 2005 the SEC issued a rule delaying the implementation of SOX compliance applying to small companies for twelve months, and as a result Tarantella must now be SOX compliant as of our fiscal 2006 year end. However, we cannot predict or estimate the full amount of additional costs related to these activities that we are likely to incur or the timing of such costs, or if we will become SOX Section 404 compliant.

Recent Accounting Pronouncements

In July 2004, the Financial Accounting Standards Board (“FASB”) ratified Emerging Issues Task Force (“EITF”) consensus on Issue No. 02-14, “Whether an Investor Should Apply the Equity Method of Accounting to Investments Other Than Common Stock”, which provides guidance regarding application on the equity method of accounting to investments other than common stock. EITF Issue No. 02-14 was effective beginning in our first quarter of fiscal 2005. The adoption of EITF Issue No. 02-14 did not have a material impact on our financial position or results of operations.

In December 2004, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 123R “Share-Based Payment” (“SFAS 123R”), a revision to SFAS No. 123 “Accounting for Stock-Based Compensation” (“SFAS 123”), and superseding APB Opinion No. 25 “Accounting for Stock Issued to Employees” and its related implementation guidance. SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services, including obtaining employee services in share-based payment transactions. SFAS 123R applies to all awards granted after the required effective date and to awards modified, repurchased, or cancelled after that date. Adoption of the provisions of SFAS 123R is effective as of the beginning of the first annual reporting period that begins after June 15, 2005. We have not yet quantified the effects of the adoption of SFAS 123R, but it is expected that the new standard will result in significant stock-based compensation expense. The pro forma effects on net loss per share if we had applied the fair value recognition provisions of original SFAS 123 on stock compensation awards (rather than applying the intrinsic value measurement provisions of Opinion 25) are disclosed in Note 3 of this Form 10-Q. Although such pro forma effects of applying original SFAS 123 may be indicative of the effects of adopting SFAS 123R, the provisions of these two statements differ in some important respects. The actual effects of adopting SFAS 123R will be dependent on numerous factors including, but not limited to, the valuation model chosen by us to value stock-based awards; the assumed award forfeiture rate; the accounting policies adopted concerning the method of recognizing the fair value of awards over the requisite service period; and the transition method (as described below) chosen for adopting SFAS 123R.

SFAS 123R will be effective for our fiscal year beginning October 1, 2005, and requires the use of the Modified Prospective Application Method. Under this method SFAS 123R is applied to new awards and to awards modified, repurchased, or cancelled after the effective date. Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered (such as unvested options) that are outstanding as of the date of adoption shall be recognized as the remaining requisite services are rendered. The compensation cost relating to unvested awards at the date of adoption shall be based on the grant-date fair value of those awards as calculated for pro forma disclosures under the original SFAS123. In addition, companies may use the Modified Retrospective Application Method. This method may be applied to all prior years for which the original SFAS 123 was effective. If the Modified Retrospective Application Method is applied, financial statements for prior periods shall be adjusted to give effect to the fair-value-based method of accounting for awards on a consistent basis with the pro forma disclosures required for those periods under the original SFAS 123.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market-Rate Sensitive Instruments and Risk Management

We are exposed to market risk related to changes in interest rates, foreign currency exchange rates, and equity security prices. We do not use derivative financial instruments for speculative or trading purposes.

Interest-Rate Risk

As of March 31, 2005 the Company had cash of $3.7 million, consisting of cash and highly liquid money market instruments with maturities of less than 90 days. Because of the short maturities of these instruments, a sudden change in market interest rates would not have a material impact on the fair value of the portfolio. We would not expect operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest on our portfolio.

Foreign Exchange Risks

Currently, we denominate sales to some European customers in Euros and also incur expenses related to our European operations in British Pounds and Euros. We do not believe the foreign exchange risk is great enough to warrant the purchase of forward foreign exchange contracts. A hypothetical change of 10% in the foreign currency exchange rates would have an impact on our consolidated financial position or results of operations of approximately $ 0.1 million.

Equity Security Price Risk

As of March 31, 2005 the Company has investments in small number of privately held companies, the carrying value of which is now zero. Historically, we do not hedge our investments in equity securities.

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

Not applicable

Item 3. Defaults Upon Senior Securities

Not applicable

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable

Item 5. Other Information

Not applicable

Item 6. Exhibits

(a) Exhibits

Exhibit Number	Description

2.1	Agreement and Plan of Reorganization by and among Tarantella, Inc., Tarantella Acquisition Corporation and New Moon Systems, Inc.(1)

3.1	Amended and Restated Articles of Incorporation of Registrant.(2)

3.2	Bylaws of Registrant, as amended.(3)

10.42	Letter Agreement between Tarantella and Alok Mohan entered into as of February 11, 2005 (4)

10.43	Change in Control Agreement between Tarantella and Alok Mohan entered into as of February 11, 2005. (4)

10.44	Change in Control Agreement between Tarantella and Doug Michels entered into as of February 11, 2005. (4)

10.45	Change in Control Agreement between Tarantella and Ninian Eadie entered into as of February 11, 2005. (4)

10.46	Change in Control Agreement between Tarantella and Gilbert Williamson entered into as of February 11, 2005. (4)

10.47	Change in Control Agreement between Tarantella and Bruce Ryan entered into as of February 11, 2005. (4)

10.48	Change in Control Agreement between Tarantella and Ron Lachman entered into as of February 11, 2005. (4)

10.49	Change in Control Agreement between Tarantella and Frank Wilde entered into as of March 16, 2004, as amended as of February 11, 2005. (4)

10.50	Change in Control Agreement between Tarantella and John Greeley entered into as of March 16, 2004, as amended as of February 11, 2005. (4)

10.51	Change in Control Agreement between Tarantella and Joseph Vitetta entered into as of March 16, 2004, as amended as of February 11, 2005. (4)

10.52	Change in Control Agreement between Tarantella and Steven Bannerman entered into as of March 16, 2004, as amended as of February 11, 2005. (4)

31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant To Section 906 Of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant To Section 906 Of the Sarbanes-Oxley Act of 2002

*	filed herewith

(1)	Incorporated by reference to the Form 8-K filed on June 9, 2003.

(2)	Incorporated by reference to the Form 10-Q filed on May 14, 2004

(3)	Incorporated by reference to the Form 10-K filed on December 22, 1995.

(4)	Incorporated by reference to the Form 8-K filed on February 14, 2005.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TARANTELLA, INC.

/s/ JOHN M. GREELEY
John M. Greeley Vice President, Chief Financial Officer May 16, 2005

/s/ ROBERT MORLEY
Robert Morley Vice President, Corporate Controller May 16, 2005